Form 10-Q
period 2000-03-31
SONIC INNOVATIONS INC
filed 2000-05-24
CIK 1105982

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission File No.  000-30335

                            SONIC INNOVATIONS, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)

              DELAWARE                                 87-0494518
              --------                                 ----------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

                    2795 East Cottonwood Parkway, Suite 660
                        Salt Lake City, UT  84121-7036
                        ------------------------------
                   (Address of principal executive offices)

                                (801) 365-2800
                                --------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [_] Yes [X] No

     As of May 5, 2000, there were 19,601,052 shares of the registrant's common stock outstanding.

                            SONIC INNOVATIONS, INC.
                               TABLE OF CONTENTS

                                     10-Q

PART I
  FINANCIAL INFORMATION                                                   Page
                                                                          ----
  ITEM 1.    Condensed Consolidated Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets as of March 31, 2000
             and December 31, 1999                                           1

             Condensed Consolidated Statements of Operations for the
             three months ended March 31, 2000 and 1999                      2

             Condensed Consolidated Statements of Cash Flows for the
             three months ended March 31, 2000 and 1999                      3

             Notes to Condensed Consolidated Financial Statements            4

  ITEM 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       6

  ITEM 3.    Quantitative and Qualitative Disclosures about Market Risks     9

             Factors That May Affect Future Performance                      9

PART II
  OTHER INFORMATION

  ITEM 2.    Changes in Securities and Use of Proceeds                      15

  ITEM 4.    Submission of Matters to a Vote of Security Holders            15

  ITEM 6.    Exhibits and Reports on Form 8-K                               16

             Signature                                                      16

PART I FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SONIC INNOVATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                       March 31, 2000          December 31, 1999(1)
                                                                      ----------------        ----------------------
                                                                         (unaudited)
                                   ASSETS
CURRENT ASSETS:
Cash and cash equivalents .......................................     $          3,095        $           5,939
Accounts receivable, net ........................................                5,619                    4,925
Inventories:
  Raw materials .................................................                2,084                    1,365
  Components and work in progress ...............................                1,064                      660
  Finished goods ................................................                  439                      343
                                                                      ----------------        -----------------
                                                                                 3,587                    2,368

Prepaid expenses and other ......................................                  599                      698
                                                                      ----------------        -----------------
    Total current assets ........................................               12,900                   13,930

Property and equipment, net .....................................                3,686                    3,738
Other assets ....................................................                  885                      794
                                                                      ----------------        -----------------
                    Total assets ................................     $         17,471        $          18,462
                                                                      ================        =================

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses ...........................     $          7,517        $           8,055
Line of credit ..................................................                   --                    1,966
Convertible promissory notes, including accrued interest ........               11,428                    8,064
Current portion of long-term obligations ........................                  730                      964
                                                                      ----------------        -----------------
    Total current liabilities ...................................               19,675                   19,049
                                                                      ----------------        -----------------
LONG-TERM LIABILITIES:
Capital lease obligations, net of current portion ...............                  690                    1,935
Technology license obligation, net of current portion ...........                  150                      150
                                                                      ----------------        -----------------
    Total long-term liabilities .................................                  840                    2,085

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK ..............               36,827                   36,129

STOCKHOLDERS' DEFICIT:
Preferred stock .................................................                  342                      342
Common stock ....................................................                    2                        2
Additional paid-in capital ......................................                6,437                    6,256
Deferred stock-based compensation ...............................               (2,906)                  (3,613)
Accumulated deficit and comprehensive loss ......................              (43,746)                 (41,788)
                                                                      ----------------        -----------------
    Total stockholders' deficit .................................              (39,871)                 (38,801)
                                                                      ================        =================
        Total liabilities and stockholders' deficit .............     $         17,471        $          18,462
                                                                      ================        =================

(1)  Derived from December 31, 1999 audited financials statements.


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                            SONIC INNOVATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)
                                  (unaudited)

                                                                                    Three months ended March 31,
                                                                                  2000                       1999
                                                                             ---------------            --------------
Net sales.............................................................    $         12,396           $         3,221
Cost of sales (exclusive of $33 and $1 of stock-based compensation
   shown below).......................................................               6,113                     3,092
                                                                             -------------              ------------

          Gross profit................................................               6,283                       129
                                                                             -------------              ------------

Selling, general and administrative expense (exclusive of $579 and $10
   of stock-based compensation shown below) ..........................               4,284                     3,871
Research and development expense (exclusive of $95 and $1 of stock-
   based compensation shown below)....................................               1,856                     1,465
Stock-based compensation expense......................................                 707                        12
                                                                             -------------              ------------

          Total operating expenses....................................               6,847                     5,348
                                                                             -------------              ------------

Operating loss........................................................                (564)                   (5,219)

Other income (expense)................................................                (737)                        2
                                                                             -------------              ------------

Net loss..............................................................              (1,301)                   (5,217)

Accretion on mandatorily redeemable convertible preferred stock.......                (698)                     (575)
                                                                             -------------              ------------

Net loss applicable to common stockholders............................     $        (1,999)           $       (5,792)
                                                                             =============              ============

Basic and diluted net loss per common share...........................     $         (1.32)           $        (4.42)
                                                                             =============              ============

Weighted average number of common shares outstanding..................           1,517,230                 1,309,891
                                                                             =============              ============



Pro forma information:

Net loss..............................................................     $          (937)           $       (5,217)
                                                                             =============              ============

Basic and diluted net loss per common share...........................     $          (.06)           $         (.38)
                                                                             =============              ============

Weighted average number of common shares outstanding..................          14,882,391                13,835,959
                                                                             =============              ============


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                            SONIC INNOVATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                           Three months ended March 31,
                                                                             2000                 1999
                                                                         -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..........................................................       $   (1,301)           $  (5,217)
Adjustments to reconcile net loss to net cash used in operating
   Activities:
     Depreciation and amortization ................................              362                  276
     Preferred stock issued for services ..........................               --                   18
     Non-cash imputed interest expense ............................              338                   --
     Stock-based compensation .....................................              707                   12
     Changes in assets and liabilities:
         Accounts receivable, net .................................             (781)                (543)
         Inventories ..............................................           (1,193)                (929)
         Prepaid expenses and other ...............................              (11)                (218)
         Other assets .............................................               --                  (58)
         Technology license obligation ............................               --                  (70)
         Accounts payable and accrued expenses ....................             (383)                 889
                                                                         -----------            ---------
              Net cash used in operating activities ...............           (2,262)              (5,840)
                                                                         -----------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment ................................             (317)                (974)
                                                                         -----------            ---------
              Net cash used in investing activities ...............             (317)                (974)
                                                                         -----------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of convertible promissory notes ............            3,000                   --
Line of credit borrowings, net of repayments ......................           (1,966)               1,189
Proceeds from (repayments of) long-term obligations ...............           (1,480)                 297
Deferred initial public offering costs ............................              (91)                  --
Proceeds from exercise of stock options ...........................              181                   12
                                                                         -----------            ---------
              Net cash provided by (used in) financing activities..             (356)               1,498
                                                                         -----------            ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS ...............................................               91                   --
                                                                         -----------            ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS .........................           (2,844)              (5,316)
CASH AND CASH EQUIVALENTS, beginning of the period ................            5,939               11,979
                                                                         -----------            ---------
CASH AND CASH EQUIVALENTS, end of the period ......................       $    3,095            $   6,663
                                                                         ===========            =========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest .......................................       $      131            $      28

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
   AND INVESTING ACTIVITIES:
     Equipment acquired under capital leases ......................       $       --            $     617
     Mandatorily redeemable convertible preferred stock accretion..       $      698            $     575

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            SONIC INNOVATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Sonic Innovations, Inc. and its wholly owned subsidiary, Sonic Innovations A/S. All intercompany balances and transactions have been eliminated in consolidation.

     The accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring entries) which, in the opinion of our management, are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 333-30566).

     The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full year ending December 31, 2000.

2.   CONCENTRATIONS OF CREDIT RISK

     During the quarter ended March 31, 2000, the Company had two significant customers which comprised 33% and 9% of net sales. As of March 31, 2000, these two customers combined accounted for approximately 40% and 3% of the net accounts receivable balance.

3.   NET LOSS PER COMMON SHARE

     Basic and diluted net loss per common share were computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. Common stock equivalents were not considered since their effect would be antidilutive, thereby decreasing the net loss per common share.

4.   SEGMENT INFORMATION

     The table below presents information for the Company's geographic operating segments for the quarters ended March 31, 2000 and 1999 (in thousands). U.S. net sales include export sales.

Quarter ended March 31, 2000         United States     Europe          Total
----------------------------         -------------     ------          -----

Net sales to external customers      $ 10,554          $ 1,842       $ 12,396
Operating loss                           (550)             (14)          (564)

Quarter ended March 31, 1999         United States     Europe          Total
----------------------------         -------------     ------          -----

Net sales to external customers      $  2,571          $   650        $  3,221
Operating loss                         (4,937)            (282)         (5,219)

                            SONIC INNOVATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



5.   REVERSE STOCK SPLIT

     On March 22, 2000, the Board of Directors approved a 1 for 1.9 reverse stock split for the holders of common and preferred stock. This stock split has been retroactively reflected in the accompanying condensed consolidated financial statements for all periods presented.

6.   SUBSEQUENT EVENT - INITIAL PUBLIC OFFERING

     The Company filed a registration statement with the Securities and Exchange Commission that became effective on May 1, 2000 and sold 4,141,000 shares, including 540,000 shares pursuant to an overallotment option granted the underwriters, at $14.00 per share. The Company received net proceeds of $53.9 million, after the underwriters discount of $.98 per share.

7.   PRO FORMA INFORMATION

     The pro forma income statement information assumes that the conversions of convertible preferred stock and convertible promissory notes and the exercise of warrants occurred as of January 1, 1999, or the date of issuance, if later. Reconciliations of the numerator and the denominator used for purposes of computing the pro forma net loss per common share for the three months ended March 31, 2000 and 1999 are as follows (in thousands, except share data):


                                                                                           2000           1999
                                                                                      -------------   -------------
     Numerator:
          Net loss applicable to common stockholders.............................     $      (1,999)  $      (5,792)
          Reversal of interest expense on convertible promissory notes...........               364               -
          Reversal of accretion of convertible preferred stock...................               698             575
                                                                                      -------------   -------------
          Pro forma net loss.....................................................     $        (937)  $      (5,217)
                                                                                      =============   =============

     Denominator:
          Weighted average number of common shares outstanding...................         1,517,230       1,309,891
          Effect of conversion of convertible preferred stock....................        12,532,786      12,526,068
          Effect of conversion of convertible promissory notes...................           628,648               -
          Exercise of warrants...................................................           203,727               -
                                                                                      -------------   -------------
          Pro forma weighted average number of common shares outstanding.........        14,882,391      13,835,959
                                                                                      =============   =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements that involve risks and uncertainties. These statements refer to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "believes," "expects," "anticipates," "intends," "plans" and similar expressions. Examples of these forward-looking statements include, but are not limited to, statements regarding the following: estimated levels of sales returns, increasing sales and improving customer service, growth in operating expenses, increased other income, increased capital expenditures and growth in operations, infrastructure and personnel. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks discussed in the section titled "Factors That May Affect Future Performance."

OVERVIEW

     We design, manufacture and market advanced digital hearing aids and hearing aid components designed to provide the highest levels of satisfaction for hearing impaired consumers. We were primarily engaged in hearing aid research and development from our inception in 1991 to September 1998, at which time we shipped our first branded product, NATURA. In 1999, we also began selling hearing aid components consisting of our proprietary digital signal processing, or DSP, platform to established hearing aid companies and partially completed hearing aids, or faceplates, to distributors who market finished hearing aids under our brand name.

     In reporting our financial condition and results of operations, we report two geographic operating segments. We generally evaluate our operating results on a company-wide basis because the principal components of all of our products are sourced from the United States and all research and development and considerable marketing and administrative support are globally provided from the United States. However, management reviews the operating results of our Denmark-based subsidiary, Sonic Innovations A/S, to make decisions about resource allocation and to assess performance.

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations information for the periods indicated expressed as a percentage of our total net sales.

                                                Three months ended March 31,
                                                2000                  1999
                                             --------------   ---------------

Net sales ...............................             100.0%            100.0%

Cost of sales ...........................              49.3              96.0
                                             --------------   ---------------
Gross profit ............................              50.7               4.0
Operating expenses:
    Selling, general and administrative..              34.6             120.1
    Research and development ............              15.0              45.5
    Stock-based compensation ............               5.7               0.4
                                             --------------   ---------------
          Total operating expenses.......              55.3             166.0


Operating loss ..........................              (4.6)           (162.0)

Other income (expense) ..................              (5.9)               --
                                             --------------   ---------------
Net loss.................................             (10.5)%          (162.0)%
                                             ==============   ===============

      Net Sales. Sales are recognized when products are shipped. Net sales consist of product sales less provisions for sales returns which are made at the time of sale. Net sales were $12.4 million for the quarter ended March 31, 2000, an increase of $9.2 million from net sales of $3.2 million for the quarter ended March 31, 1999. The net sales increase for the quarter ended March 31, 2000 includes $1.2 million of European sales (our European operation began selling products in the quarter ended March 31, 1999) and $5.5 million of hearing aid component sales (there were no hearing aid component sales in the quarter ended March 31, 1999). The balance of the net sales increase of $2.5 million resulted principally from branded product sales in the United States.

      We have a 90-day return period for our branded products and do not allow returns of our hearing aid components. The provisions for sales returns aggregated $4.0 million and $2.6 million for the quarters ended March 31, 2000 and 1999, respectively. This increase principally related to the increase in net sales from 1999 to 2000. We believe that the hearing aid industry in the United States experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance inconsistent with consumers' expectations. We believe our return levels are within the range experienced by other hearing aid manufacturers with higher-end, higher-priced products. We expect sales returns of our NATURA products to continue at historical levels. We believe that our CONFORMA product has the potential to experience lower levels of returns in the future. However, because our experience with CONFORMA at this point is limited, we are unable to predict whether our return levels on our CONFORMA product will achieve lower levels of returns at some future time.

      Cost of Sales. Cost of sales consists of manufacturing costs, royalty expenses, quality assurance costs and costs associated with product returns, remakes and repairs. Cost of sales was $6.1 million for the quarter ended March 31, 2000, an increase of $3.0 million from cost of sales of $3.1 million for the quarter ended March 31, 1999. The increase is primarily due to the increase in net sales. As a percentage of net sales, gross profit increased to 50.7% for the quarter ended March 31, 2000 from 4.0% for the quarter ended March 31, 1999 as the fixed costs of our manufacturing operations were spread over a much greater sales level and we gained operating efficiencies from producing at higher volumes. In addition, during the initial phase of selling products in 1998 and early 1999, we were required to outsource some of our production, which adversely impacted our costs. We discontinued this outsourcing in April 1999 as we developed the capability to manufacture our requirements internally.

      We provide for the cost of remaking and repairing products under warranty, including hearing aid components. The warranty period is generally one or two years for branded products and 30 to 120 days for hearing aid components. In the quarters ended March 31, 2000 and 1999, the provisions for warranty costs were $.6 million and $.4 million, respectively.

      Selling, General and Administrative. Selling, general and administrative expense primarily consists of wages and benefits for sales and marketing personnel, sales commissions, promotions and advertising, marketing support and administrative expenses. Selling, general and administrative expense was $4.3 million for the quarter ended March 31, 2000, an increase of $.4 million, or 11%, from the $3.9 million recorded for the quarter ended March 31, 1999. This increase was largely due to the hiring of additional direct sales and sales support personnel to increase sales and improve customer service ($.6 million) and increased facility expenses ($.1 million) relating to our new facility in Salt Lake City. The increases were offset somewhat by lower promotion and advertising expenses ($.3 million) as a result of significant product promotions in early 1999 that did not recur in early 2000.

      We expect sales and marketing expenses to increase as we expand our staff, incur additional costs related to the anticipated growth of our business and increase direct-to-consumer advertising and promotions. We intend to continue to pursue an aggressive branding and advertising campaign and therefore, we expect marketing related expenses to increase. Sales and marketing expenses may also vary considerably from quarter to quarter as a result of the timing of our advertising campaigns. To the extent that our sales volume increases in future periods, we expect sales and marketing expenses to increase as we expand our customer service, distribution and fulfillment activities. This includes the costs of staffing and further developing our direct sales force and customer care capabilities.

      Research and Development. Research and development expense consists primarily of wages and benefits for personnel and consulting, software, intellectual property, clinical study and engineering support costs. Research and development expense was $1.9 million for the quarter ended March 31, 2000, an increase of $.4 million, or 27%, from the $1.5 million recorded for the quarter ended March 31, 1999. This increase related primarily to development of NATURA 2 and CONFORMA ($.2 million) and to the hiring of additional engineers and support staff ($.2 million). We are making continual efforts to improve our existing products as well as to develop new products because we believe that investment in new product development is critical to attaining our strategic objectives. As a result, we expect research and development expense to continue to increase.

      Stock-Based Compensation. We have recorded deferred stock-based compensation of $4.6 million, representing the difference between the exercise price and the deemed fair value of the common stock on the grant date for stock options granted in 1999. This amount is being amortized over the vesting periods of the individual stock options. For the quarters ended March 31, 2000 and 1999, $.7 million and $.01 million were amortized, respectively. The remaining amount of $2.91 million as of March 31, 2000 will be amortized as follows (in millions):


            April 1, 2000 to December 31, 2000              $    1.35
            2001                                                  .92
            2002                                                  .42
            2003                                                  .16
            2004                                                  .04
            2005                                                  .02
                                                               ------
                                                            $    2.91
                                                               ======

      Other Income (Expense). Other expense for the quarter ended March 31, 2000 included interest expense of $.2 million, foreign currency losses of $.2 million and non-cash interest charges of $.3 million related to the valuation of warrants issued in connection with prior financings. This compared with nominal other income for the three months ended March 31, 1999. We expect other income to increase in the future based on investment of the net proceeds from our initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities of $2.3 million for the quarter ended March 31, 2000 primarily funded ongoing operations and supported increases in accounts receivable and inventories.

      To date, our investing activities have consisted mainly of purchases of property and equipment. Capital expenditures totaled $.3 million for the quarter ended March 31, 2000. We expect to increase capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel.

      Our financing activities for the quarter ended March 31, 2000 included the sale of a $3.0 million convertible promissory note to Hoya Healthcare Corporation (Hoya) in March 2000. The note was issued in connection with our appointment of Hoya as our exclusive distributor of branded products in Japan. These proceeds and existing cash were used to fund operating activities, repay $2.0 of outstanding borrowings under a line of credit with a bank and repay $1.3 million of capital lease obligations.

      At March 31, 2000, we had $3.1 million in cash and cash equivalents, and full availability of a $4.0 million line of credit. The line of credit bears interest at a rate of prime plus 2.0% and expires on June 30, 2000. Our credit facility requires us to maintain a specified level of tangible net worth and includes restrictions on our incurring additional unsubordinated indebtedness, pledging or encumbering our assets, paying dividends, and entering into mergers and acquisitions.

      We completed an initial public offering ("IPO") on May 5, 2000 in which we sold 4,140,000 shares (including 540,000 shares pursuant to the underwriters overallotment option) at $14.00 per share. Net proceeds from the IPO, after deducting the underwriting discount and estimated offering expenses, were approximately $53.0 million. We also received $3.0 million from Hoya concurrent with the IPO under a convertible note purchase agreement.

      We expect to experience growth in our operating expenses in order to execute our business plan, particularly in the areas of research and development and sales and marketing. As a result, we estimate that these operating expenses, as well as other expenditures we expect to incur to improve our manufacturing capability and increase our manufacturing capacity, will constitute a significant use of our cash resources on an ongoing basis. In addition, we may use cash resources to fund acquisitions of complementary businesses and technologies; however, we currently have no commitments or agreements and are not involved in any negotiations regarding such transactions. We believe that the net proceeds we received from Hoya and the IPO, together with our available cash and bank line of credit, will be sufficient to meet our operating and working capital requirements and capital expenditures for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Interest Rate Risk. To date, we have not utilized derivative financial instruments or derivative commodity instruments. We invest our cash in money market funds which are subject to minimal credit and market risk. All of our outstanding debt with the exception of the capital lease has been repaid or converted to common stock in connection with our IPO.

      Foreign Currency Risk. We face foreign currency risks primarily as a result of sales made outside the United States. Fluctuations in the exchange rates between the U.S. dollar and other currencies could increase the sales price of our products in international markets where the prices of our products are denominated in U.S. dollars or lead to currency exchange losses where the prices of our products are denominated in local currencies. In addition, we have an intercompany account balance between our U.S. company and our Danish company which is subject to the effects of foreign currency translation. We have recorded foreign currency translation losses of $.2 million in other expense for the quarter ended March 31, 2000.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOWS FROM OPERATING ACTIVITIES, AND WE EXPECT OUR OPERATING EXPENSES TO CONTINUE TO INCREASE

      We have incurred net losses of $38.0 million for the period from inception through March 31, 2000, including a net loss of $1.3 million in the quarter ended March 31, 2000. We incurred negative cash flows of $2.3 million from operating activities in the quarter ended March 31, 2000. We have not achieved profitability. We may incur net losses and negative cash flows in the future. The size of our losses and whether or not we achieve profitability will depend in significant part on the rate of growth in our net sales.

      We intend to increase our operating expenses and will need to generate additional revenues to achieve profitability. Consequently, it is possible that we will not achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

WE EXPECT OUR FINANCIAL RESULTS TO FLUCTUATE SIGNIFICANTLY, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE

      Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Factors that may cause fluctuations in our operating results include the following: demand for and market acceptance of our products; manufacturing problems; high levels of returns, remakes and repairs; and changes in our product or customer mix. Factors that have not significantly affected our operating results in the past, but may do so in the future, include the following: changes in the timing of product orders, particularly significant orders from other hearing aid manufacturers for our hearing aid components; competitive pressures resulting in lower selling prices or significant promotional costs; unanticipated delays or problems in the introduction of new products; inaccurate forecasting of revenues; and the announcement or introduction of new products or services by our competitors.

      If net sales for a particular period were below our expectations, we may not be able to proportionately reduce our operating expenses for that period. Therefore, any revenue shortfall would have a disproportionately negative effect on our operating results for the period.

     Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. You should not rely on our results for any one quarter as an indication of our future performance. In future quarters, our operating results may be below the expectations of public market analysts or investors. If this occurs, the market price of our common stock would very likely decrease.

THE LOSS OF ANY LARGE CUSTOMER OR ANY CANCELLATION OR DELAY OF A SIGNIFICANT PURCHASE BY A LARGE CUSTOMER COULD SIGNIFICANTLY REDUCE OUR NET SALES AND HARM OUR OPERATING RESULTS

      In addition to selling finished hearing aids to a large number of hearing care professionals and distributors, we also sell hearing aid components to a limited number of hearing aid manufacturers. These arrangements have accounted for a significant portion of our net sales to date. The loss of any of these large customers, or a significant reduction in sales to these customers, would significantly reduce our net sales and have a negative effect on our operating results. For example, sales of components to Starkey Laboratories, Inc. accounted for approximately $4.1 million, or 33%, of net sales in the quarter ended March 31, 2000. Although Starkey is contractually committed to purchase a minimum quantity of components through 2001, if Starkey were to breach its agreement or were to not buy components after 2001, our net sales would decline substantially, and we may not be able to recover the lost revenue through other means. In addition, Starkey's purchase commitment only covers annual periods and quarterly purchases could therefore be subject to significant fluctuation. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of large customers.

      Other than Starkey, our customers are not generally contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time regardless of any forecast they may have previously provided. If any of our larger customers were to stop or delay purchases, our net sales and operating results would be adversely affected, particularly on a quarterly basis, which could cause our stock price to decline. We may be unable to retain our current customers, and we may be unable to recruit replacement or additional customers.

WE RELY ON SEVERAL SOLE SOURCE OR LIMITED SOURCE SUPPLIERS AND MANUFACTURERS, AND OUR PRODUCTION WILL BE SERIOUSLY HARMED IF THESE SUPPLIERS AND MANUFACTURERS ARE NOT ABLE TO MEET OUR DEMAND AND ALTERNATIVE SOURCES ARE NOT AVAILABLE

      A number of key components used in our products are currently available only from a single or limited number of suppliers. For example, our proprietary digital signal processing, or DSP, chips are manufactured by a single supplier. In addition, the disposable tip used in our CONFORMA hearing aid is produced by a single supplier and the receivers and microphones used in our products are available from only two suppliers. We also rely on contract manufacturers and are therefore subject to their performance, over which we have little control. We may be forced to cease producing our products if we experience significant shortages of critical components from these key suppliers or lose the services of our contract manufacturers. Finding a substitute part, process, supplier or manufacturer may be expensive, time-consuming or impossible.

WE HAVE NEW PRODUCTS AND A LIMITED SELLING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS, AND OUR OPERATING RESULTS WILL SUFFER IF OUR PRODUCTS DO NOT GAIN MARKET SHARE AS RAPIDLY AS WE ANTICIPATE

      We launched NATURA, our first hearing aid product, in September 1998 and introduced CONFORMA in March 2000. We have been generating revenue from selling hearing aid components for approximately one year. Accordingly, we have a limited selling history on which investors can base an evaluation of our products, business and prospects. Our revenue and income potential are unproven, and our business model will continue to evolve. For example, we are developing a new integrated circuit that we intend to introduce in our products beginning in the second quarter of 2000. If our current and new products do not gain market share as rapidly as we anticipate, our operating results will suffer.

WE HAVE HIGH LEVELS OF PRODUCT RETURNS, REMAKES AND REPAIRS, AND OUR NET SALES AND OPERATING RESULTS WILL BE LOWER IF THESE LEVELS REMAIN HIGH OR INCREASE

      We offer a 90-day return policy and a minimum of a one-year warranty on our products. To date, we have experienced high levels of returns, remakes and repairs. Our provision for sales returns was $4.0 million in the quarter ended March 31, 2000. Our provision for warranty (remake and repair) costs was $.6 million in the quarter ended March 31, 2000. We may not be able to attain lower levels and these levels may increase, either of which could reduce our net sales and operating results.

WE FACE AGGRESSIVE COMPETITION IN OUR BUSINESS, AND IF WE DO NOT COMPETE EFFECTIVELY OUR NET SALES AND OPERATING RESULTS WILL SUFFER

      We encounter aggressive competition from over 30 competitors worldwide, many of which have far greater sales and more extensive financial and business resources than we have. We may not be able to compete effectively with these competitors. Consolidation within the industry has accelerated in the last several years, and further consolidation could produce stronger competitors. If we fail to compete effectively, our net sales and operating results will suffer.

IF WE FAIL TO DEVELOP NEW AND INNOVATIVE PRODUCTS, OUR COMPETITIVE POSITION MAY SUFFER

      In order to be successful, we must develop new products and be a leader in the commercialization of new technology innovations in the hearing aid market. Technological innovation is expensive and unpredictable and may require hiring expert personnel who are difficult to find and attract. Without the timely introduction of new products, our existing products are likely to become technologically obsolete over time, which would harm our business.

      We may not have the technical capabilities necessary to develop technologically innovative products. In addition, any enhancements to or new generations of our products, even if successfully developed, may not generate revenue in excess of the costs of development. Our products may be rendered obsolete by changing consumer preferences or the introduction of products embodying new technologies or features by our competitors.

SELLING HEARING AID COMPONENTS TO OUR COMPETITORS MAY INCREASE THEIR COMPETITIVE POSITION RELATIVE TO OURS IF THEY DESIGN AND MANUFACTURE MORE COMPETITIVE HEARING AIDS OR MARKET THEIR PRODUCTS MORE EFFECTIVELY THAN WE MARKET OURS

      Our business strategy of selling hearing aid components to our competitors may place us in a vulnerable position. We may find that these competitors are able to capture a larger portion of the finished hearing aid market, limiting our ability to expand our share of the finished hearing aid market. This could harm our net sales growth and operating results.

WE HAVE LIMITED MANUFACTURING EXPERIENCE AND MAY BE UNABLE TO EXPAND OUR MANUFACTURING CAPABILITIES SUFFICIENTLY OR TO FIND THIRD PARTIES TO MANUFACTURE OUR PRODUCTS, WHICH WOULD LIMIT OUR ABILITY TO DEVELOP AND DELIVER SUFFICIENT QUANTITIES OF PRODUCTS IN A TIMELY MANNER

      To be successful, we must manufacture our products in commercial quantities in compliance with regulatory requirements at acceptable costs. We may not be able to expand our manufacturing capabilities at acceptable costs or enter into agreements with third parties with respect to these activities. We could incur significant expenses, particularly if we expand our facilities and hire additional personnel. We may seek collaborative arrangements with other companies to manufacture current products or new products.

IF WE ARE UNABLE TO SUCCESSFULLY OUTSOURCE THE PRODUCTION OF CONFORMA, WE MAY BE UNABLE TO DELIVER SUFFICIENT QUANTITIES OF CONFORMA IN A TIMELY MANNER

      We are currently producing CONFORMA internally. However, we anticipate that we will eventually outsource all production of CONFORMA to a third party manufacturer. If this manufacturer were unable to produce commercial quantities of CONFORMA at an acceptable cost and quality level and meet customer demand for CONFORMA, our net sales and operating results would be negatively affected.

OUR ENTRY INTO ADDITIONAL DISTRIBUTION CHANNELS COULD HARM OUR RELATIONSHIPS WITH EXISTING CUSTOMERS AND CAUSE THEM TO PURCHASE FEWER OF OUR PRODUCTS, WHICH WOULD REDUCE OUR NET SALES AND OPERATING RESULTS

      We are currently exploring or testing additional distribution channels, such as selling our hearing aids through alternative or emerging retail channels. Our current initiatives or any future expansion of these initiatives could alienate our traditional hearing care professional customers. It is possible that our hearing care professional channel will react by reducing or discontinuing their purchases from us. In such a scenario the resulting loss of revenue may not be offset by our revenue from new distribution channels, and we may choose not to continue using any of these new channels. Should hearing care professionals react unfavorably to our strategy, they would likely purchase fewer of our products, which would reduce our net sales and operating results.

WE ARE DEPENDENT ON INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO FOREIGN AND POLITICAL RISKS, INCLUDING THE BURDEN OF COMPLYING WITH A VARIETY OF QUALITY ASSURANCE AND OTHER REGULATORY REQUIREMENTS, THAT COULD RESULT IN LOWER INTERNATIONAL SALES

      We anticipate that international sales will continue to account for a material portion of our sales. Our reliance on international sales and operations exposes us to related risks and uncertainties which, if realized, could cause our international sales and operating results to decrease.

COMPETITION FOR QUALIFIED PERSONNEL IS INTENSE IN TECHNOLOGY INDUSTRIES SUCH AS OURS, AND WE MAY NOT BE ABLE TO MAINTAIN OR EXPAND OUR BUSINESS IF WE ARE UNABLE TO HIRE AND RETAIN SUFFICIENT TECHNICAL, SALES, MARKETING AND MANUFACTURING PERSONNEL

      If we are unable to hire and retain sufficient technical, sales, marketing and manufacturing personnel, our business will suffer. We also must attract qualified research scientists and engineers in order to continue to develop innovative products. If we fail to retain and hire a sufficient number and type of personnel, we will not be able to maintain and expand our business.

WE MAY ENCOUNTER DIFFICULTIES IN MANAGING OUR GROWTH, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS

      We have experienced a period of rapid growth that has placed and may continue to place a strain on our human and capital resources. If we are unable to manage this growth effectively, our operating results could suffer.

COMPLICATIONS MAY RESULT FROM HEARING AID USE, AND WE MAY INCUR SIGNIFICANT EXPENSE IF WE ARE SUED FOR PRODUCT LIABILITY

      We may be held liable if any product we develop, or any product that uses or incorporates any of our technologies, causes injury or is found otherwise unsuitable. Although we have not experienced any significant product liability issues to date, product liability is an inherent risk in the production and sale of hearing aid products. If we are sued for an injury caused by our products, the resulting liability could result in significant expense, which would harm our operating results.

THIRD PARTIES HAVE CLAIMED AND MAY CLAIM IN THE FUTURE THAT WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY, AND WE COULD SUFFER SIGNIFICANT EXPENSE OR BE PREVENTED FROM SELLING PRODUCTS IF THESE CLAIMS ARE SUCCESSFUL

      Third parties may claim that we are infringing their intellectual property rights. While we do not believe that any of our products infringe the proprietary rights of third parties, we may be unaware of intellectual property rights of others that may cover some of our technology. Whether or not we actually infringe a third party's rights, any litigation regarding patents or other intellectual property could be costly and time-consuming and divert our management and key personnel from our business operations. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements.

BECAUSE OUR SUCCESS DEPENDS ON OUR PROPRIETARY TECHNOLOGY, IF THIRD PARTIES INFRINGE OUR INTELLECTUAL PROPERTY, WE MAY BE FORCED TO EXPEND SIGNIFICANT RESOURCES ENFORCING OUR RIGHTS OR SUFFER COMPETITIVE INJURY

      Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and licensing arrangements to establish and protect our proprietary technology. If we fail to successfully enforce our intellectual property rights, our competitive position will suffer.

IF WE FAIL TO COMPLY WITH A VARIETY OF GOVERNMENTAL REGULATIONS, WE MAY SUFFER FINES, INJUNCTIONS OR OTHER PENALTIES

      Our products are considered to be medical devices and are, accordingly, subject to extensive regulation in the United States and internationally, which may hamper the timing of our product introductions or subject us to costly penalties in the event we fail to comply.

      We must comply with facility registration and product listing requirements of the Food and Drug Administration, or FDA, and adhere to its Quality System regulations. The FDA enforces the Quality System regulations through periodic inspections, which we have yet to undergo. If we or any third-party manufacturers of our products do not conform to the Quality System regulations, we will be required to find alternative manufacturers that do conform, which could be a long and costly process. Noncompliance with applicable FDA requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production or criminal prosecution.

      Sales of our products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approvals required by other countries may be longer than that required for FDA clearance or approval, and requirements for such approvals may differ from FDA requirements. In order to market our products in the 15 member countries of the European Union, we are required to obtain the EU's CE mark certification, which we accomplished by meeting the requirements of ISO 9001 in December 1998. Any failure to maintain our ISO 9001 certification or CE mark could significantly reduce our net sales and operating results.


TECHNOLOGY STOCKS HAVE EXPERIENCED EXTREME VOLATILITY, AND OUR STOCK PRICE COULD BE EXTREMELY VOLATILE. CONSEQUENTLY, YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE YOU PAID FOR THEM

      The market price of our common stock could be subject to significant fluctuations after the offering. The stock market in general, and technology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock.

THERE MAY BE SALES OF A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK 180 DAYS AFTER OUR PUBLIC OFFERING, OR EARLIER, BY OUR STOCKHOLDERS, AND THESE SALES COULD CAUSE OUR STOCK PRICE TO FALL

      Sales of substantial amounts of our common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through equity offerings in the future. A substantial number of outstanding shares of common stock and shares issuable upon exercise of outstanding options and warrants will become available for resale in the public market at prescribed times. Approximately 15.0 million of the approximately 19.6 shares of our common stock outstanding will become available for resale in the public market on October 28, 2000, or earlier in Goldman, Sachs & Co.'s sole discretion, subject to volume limitations in the case of shares held by our affiliates.

INSIDERS HAVE SUBSTANTIAL CONTROL OVER US, WHICH COULD DELAY OR PREVENT A CHANGE IN CONTROL AND MAY NEGATIVELY AFFECT YOUR INVESTMENT

      Our officers, directors and their affiliated entities will together control approximately 57% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DETER TAKEOVER EFFORTS THAT YOU FEEL WOULD BE BENEFICIAL TO STOCKHOLDER VALUE

      Our certificate of incorporation and bylaws and Delaware law contain provisions which could make it harder for a third party to acquire us without the consent of our board of directors. While we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirors to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders and a takeover bid otherwise favored by a majority of our stockholders might be rejected by our board of directors.

PART II  OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

      On May 5, 2000, we completed the sale of an aggregate of 4,140,000 shares of our common stock, par value $0.001 per share, at a price of $14.00 per share in a firm commitment underwritten public offering (the "IPO). The IPO was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-30566), which the United States Securities and Exchange Commission declared effective on May 1, 2000. Goldman, Sachs & Co., Deutsche Bank Securities, Inc. and U.S. Bancorp Piper Jaffray Inc. were the lead underwriters for the offering.

      Of the $58.0 million in aggregate proceeds we raised in the IPO, (i)
$4.1 million was paid to underwriters in connection with the underwriting discount, and (ii) approximately $1.0 million was paid in connection with offering expenses, printing fees, filing fees, and legal fees. There were no other direct or indirect payments to directors or officers of Sonic or any other person or entity.

      We intend to use the net proceeds of the IPO for general corporate purposes, including further development and commercialization of our products; research and development; repayment of all existing capital lease obligations; working capital; and possible acquisitions or investments. The amounts and timing of our actual expenditures for each of these purposes may vary significantly depending upon numerous factors, including the status of our product development efforts, competition, marketing and sales activities and market acceptance of our products. Pending use for these or other purposes, we intend to invest the net proceeds of this offering in short-term, investment-grade securities.

      Effective upon the closing of the IPO, all previously outstanding preferred stock converted into common stock, and we filed an Amended and Restated Certification of Incorporation in the form set forth in an exhibit to the registration statement.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Effective March 22, 2000, 86.6% (calculated on a common stock-equivalent, as-converted basis for all of the outstanding common and preferred stock outstanding as of such date) of the stockholders approved, by written consent, the following actions (effective in some cases as of the effective date of the IPO registration statement or the closing of the IPO):


      .    A 1-for-1.9 reverse stock split of our common stock.

      . Our Amended and Restated Certificate of Incorporation which, among other things, (i) increased the number of shares of authorized common stock to 70,000,000; (ii) deleted all references to series of preferred stock and instead create 5,000,000 shares of undesignated shares of authorized preferred stock; (iii) prohibited stockholder actions by written consent; and (iv) created three classes of directors with staggered three year terms.

      . Our Amended and Restated Bylaws, which, among other things, (i) classified the Board of Directors; (ii) eliminated the stockholders' ability to act by written consent; and (iii) established certain procedures for advance notice of stockholder proposals and director nominations.

      . Our 2000 Stock Plan and the form(s) of agreements to be used thereunder.

      . The transfer of shares available for grant under our 1993 Stock Plan to our 2000 Stock Plan and the reservation of an additional 1,578,947 shares (as adjusted for subsequent splits, dividends and combinations) for issuance under our 2000 Stock Plan.

      . The provision for an annual increase in the number of shares of common stock reserved under the 2000 Stock Plan on January 1 of each year (beginning in 2001) equal to the lesser of (i) 5% of the outstanding shares of our capital stock on such date; (ii) 789,474 shares (as adjusted for subsequent splits, dividends and combinations); or (iii) a lesser amount determined by the Board.

      . Our 2000 Employee Stock Purchase Plan and the agreements for use thereunder.

      . The provision for the aggregate number of shares of common stock which may be made subject to option and sold under the Employee Stock Purchase Plan of 263,158 shares (as adjusted for subsequent splits, dividends and combinations), plus an annual increase to be added on January 1 of each year (beginning in 2001) equal to the lesser of (i) 1% of the outstanding shares on such date of our capital stock; (ii) 105,263 shares; or (iii) a lesser amount determined by the Board of Directors.

      Also effective March 22, 2000, 73.2% (calculated on a common stock-equivalent, as-converted basis for all of the outstanding common and preferred stock outstanding as of such date) of the stockholders approved, by written consent, the following actions:

      . A 1-for-1.9 reverse stock split of our preferred stock in addition to our common stock.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


 (a) Exhibits


Exhibit
Number           Description
-------          -----------

27.1             Financial Data Schedule.


(b)  Reports on Form 8-K.

     None.




                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SONIC INNOVATIONS, INC.
                                           -----------------------
                                                (Registrant)



Date:  May 24, 2000         By  /s/ Stephen L. Wilson
                            -------------------------
                            Stephen L. Wilson
                            Vice President and Chief Financial Officer
                            (Duly Authorized Officer and Principal
                            Financial Officer)