Form 10-Q
period 2000-06-30
SONIC INNOVATIONS INC
filed 2000-08-14
CIK 1105982

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission File No.  000-30335

                            SONIC INNOVATIONS, INC.
                   -----------------------------------------
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

                              [X] Yes   [_] No

     As of August 10, 2000 there were 19,606,520 shares of the registrant's common stock outstanding.

                            SONIC INNOVATIONS, INC.
                               TABLE OF CONTENTS

                                   FORM 10-Q


PART I                                                                                          Page
  FINANCIAL INFORMATION                                                                         ----
  ITEM 1.                   Condensed Consolidated Financial Statements (unaudited)

                            Condensed Consolidated Balance Sheets as of June 30, 2000
                            and December 31, 1999                                                 1


                            Condensed Consolidated Statements of Operations for the
                            three and six months ended June 30, 2000 and 1999                     2


                            Condensed Consolidated Statements of Cash Flows for the six
                            months ended June 30, 2000 and 1999                                   3


                            Notes to Condensed Consolidated Financial Statements                  4

  ITEM 2.                   Management's Discussion and Analysis of Financial Condition
                            and Results of Operations                                             7


  ITEM 3.                   Quantitative and Qualitative Disclosures about Market Risks          10

                            Factors That May Affect Future Performance                           11

PART II
  OTHER INFORMATION

  ITEM 2.                   Changes in Securities and Use of Proceeds                            16

  ITEM 4.                   Exhibits and Reports on Form 8-K                                     17

                            Signature                                                            17


PART I    FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SONIC INNOVATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)



                                                                                    June 30, 2000        December 31, 1999 (1)
                                                                                   ---------------      -----------------------
                                                                                     (unaudited)

                                   ASSETS

CURRENT ASSETS:
Cash and cash equivalents......................................................    $        48,625      $                 5,939
Marketable securities..........................................................              5,764                            -
Accounts receivable............................................................             10,615                        4,925
Inventories:
   Raw materials...............................................................              2,341                        1,365
   Components and work in progress.............................................              1,230                          660
   Finished goods..............................................................                574                          343
                                                                                   ---------------      -----------------------
                                                                                             4,145                        2,368

Prepaid expenses and other.....................................................                420                          698
                                                                                   ---------------      -----------------------

           Total current assets................................................             69,569                       13,930

Property and equipment, net....................................................              4,000                        3,738
Other assets...................................................................                258                          794
                                                                                   ---------------      -----------------------

                  Total assets.................................................    $        73,827      $                18,462
                                                                                   ===============      =======================

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses.                                             $         8,328      $                 8,055
Line of credit and convertible promissory notes................................                  -                       10,030
Current portion of long-term obligations.                                                      640                          964
                                                                                   ---------------      -----------------------

      Total current liabilities.                                                             8,968                       19,049

LONG-TERM LIABILITIES:
Capital lease obligations, net of current portion.                                             609                        1,935
Technology license obligation, net of current portion.                                         150                          150
                                                                                   ---------------      -----------------------
      Total long-term liabilities.                                                             759                        2,085

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK                                               -                       36,129

STOCKHOLDERS' EQUITY:
Preferred stock................................................................                  -                          342
Common stock...................................................................                 20                            2
Additional paid-in capital.....................................................            111,637                        6,256
Deferred stock-based compensation..............................................             (2,303)                      (3,613)
Accumulated deficit and comprehensive loss.....................................            (45,254)                     (41,788)
                                                                                   ---------------      -----------------------

      Total stockholders' equity (deficit).                                                 64,100                      (38,801)
                                                                                   ---------------      -----------------------

           Total liabilities and stockholders' equity.                             $        73,827      $                18,462
                                                                                   ===============      =======================


(1)  Derived from December 31, 1999 audited financials statements.


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            SONIC INNOVATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                             Three months ended       Six months ended
                                                                  June 30,                June 30,

                                                             2000        1999        2000         1999
                                                           --------    --------    --------    ---------

Net sales...............................................   $ 13,121    $  5,642    $ 25,517    $   8,863
Cost of sales...........................................      6,544       3,532      12,657        6,624
                                                           --------    --------    --------    ---------

Gross profit............................................      6,577       2,110      12,860        2,239

Selling, general and administrative expense.............      4,753       5,238       9,037        9,109
Research and development expense........................      2,026       1,759       3,882        3,224
Stock-based compensation expense........................        604          81       1,311           93
                                                           --------    --------    --------    ---------

Operating loss..........................................       (806)     (4,968)     (1,370)     (10,187)

Other expense, net......................................       (452)       (252)     (1,189)        (250)
                                                           --------    --------    --------    ---------

Net loss................................................     (1,258)     (5,220)     (2,559)     (10,437)

Accretion on mandatorily redeemable convertible                (261)       (596)       (959)      (1,171)
 preferred stock........................................
                                                           --------    --------    --------    ---------

Net loss applicable to common stockholders..............   $ (1,519)   $ (5,816)   $ (3,518)   $ (11,608)
                                                           ========    ========    ========    =========

Basic and diluted net loss per common share.............   $   (.12)   $  (4.30)   $   (.49)   $   (8.72)
                                                           ========    ========    ========    =========

Weighted average number of common shares outstanding....     12,864       1,352       7,191        1,331
                                                           ========    ========    ========    =========
Pro forma information (see note 9):

Net loss................................................   $   (582)   $ (5,220)   $ (1,519)   $ (10,437)
                                                           ========    ========    ========    =========

Basic and diluted net loss per common share.............   $   (.03)   $   (.38)   $   (.09)   $    (.75)
                                                           ========    ========    ========    =========

Weighted average number of common shares outstanding....     17,944      13,882      16,413       13,859
                                                           ========    ========    ========    =========

Amount of stock-based compensation allocable to each caption:

Cost of sales...........................................   $     28    $      4    $     61    $       5
Selling general and administrative expense..............        495          66       1,074           76
Research and development expense........................         81          11         176           12
                                                           --------    --------    --------    ---------

                                                           $    604    $     81    $  1,311    $      93
                                                           ========    ========    ========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            SONIC INNOVATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                               Six months ended June 30,
                                                                                                 2000             1999
                                                                                              ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...................................................................................   $   (2,559)      $  (10,437)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization............................................................          772              591
  Preferred stock issued for services......................................................            -               18
  Expenses related to remeasurement of stock options.......................................            -              170
  Non-cash imputed interest expense........................................................        1,244                -
  Stock-based compensation.................................................................        1,311               93
  Changes in assets and liabilities:
     Accounts receivable...................................................................       (5,800)          (2,200)
     Inventories...........................................................................       (1,798)          (1,643)
     Prepaid expenses and other............................................................           65             (484)
     Other assets..........................................................................          536             (611)
     Technology license obligation.........................................................            -              (85)
     Accounts payable and accrued expenses.................................................          307            2,856
                                                                                              ----------       ----------

       Net cash used in operating activities...............................................       (5,922)         (11,732)
                                                                                              ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment.........................................................       (1,043)          (1,808)
Purchase of marketable securities..........................................................       (5,764)               -
                                                                                              ----------       ----------


       Net cash used in investing activities...............................................       (6,807)          (1,808)
                                                                                              ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering......................................................       57,960                -
Initial public offering costs..............................................................       (5,754)               -
Proceeds from convertible promissory notes.................................................        6,000                -
Line of credit borrowings (repayments).....................................................       (1,966)           1,195
Proceeds from (repayments of) long-term obligations........................................       (1,650)           1,204
Proceeds from exercise of stock options....................................................          656               19
                                                                                              ----------       ----------

       Net cash provided by financing activities...........................................       55,246            2,418
                                                                                              ----------       ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
 CASH EQUIVALENTS..........................................................................          169               15
                                                                                              ----------       ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................................       42,686          (11,107)
CASH AND CASH EQUIVALENTS, beginning of the period.........................................        5,939           11,979
                                                                                              ----------       ----------

CASH AND CASH EQUIVALENTS, end of the period...............................................  $    48,625       $      872
                                                                                              ==========       ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest...................................................................   $      153       $      222
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
 AND INVESTING ACTIVITIES:
  Equipment acquired under capital leases..................................................   $        -       $    1,443
  Mandatorily redeemable convertible preferred stock accretion.............................   $      959       $    1,171
  Conversion of convertible promissory notes and related accrued interest to equity........   $   15,103                -
  Conversion of preferred stock to equity..................................................   $   37,418                -

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 333-30566).


2.   MARKETABLE SECURITIES

     Management determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At June 30, 2000, the Company's investment portfolio consisted of short-term corporate debt securities classified as held-to-maturity and is presented at its amortized cost.

3.   CONCENTRATIONS OF CREDIT RISK

     During the quarter ended June 30, 2000, the Company had two significant customers which comprised 31% and 9% of net sales. As of June 30, 2000, these two customers accounted for approximately 54% and 10% of the net accounts receivable balance.

4.   COMPREHENSIVE LOSS

     Comprehensive loss consisted of the following (in thousands):

                                           Three months ended June 30,                Six months ended June 30,
                                            2000                 1999                2000                 1999
                                      -----------------     --------------     -----------------     ----------------
Net loss                              $          (1,258)    $       (5,220)    $          (2,559)    $        (10,437)
Foreign currency gain (loss)                         13                 38                    55                  (55)
                                      -----------------     --------------     -----------------     ----------------

Comprehensive loss                    $          (1,245)    $       (5,182)    $          (2,504)    $        (10,492)
                                      =================     ==============     =================     ================

5.   NET LOSS PER COMMON SHARE

     Basic and diluted net loss per common share were computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding. Common stock equivalents were not considered since their effect would be antidilutive, thereby decreasing the net loss per common share.

                            SONIC INNOVATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

6.   SEGMENT INFORMATION

     The following table presents information regarding the Company's geographic operating segments for the three months and six months ended June 30, 2000 and 1999 (in thousands).

Three months ended June 30, 2000                United States               Europe                  Total
--------------------------------                -------------           -------------           -------------
    Net sales to external customers             $      11,379           $       1,742           $      13,121
    Operating loss                                       (428)                   (378)                   (806)

Three months ended June 30, 1999                United States               Europe                  Total
--------------------------------                -------------           -------------           -------------
    Net sales to external customers             $       4,983           $         659           $       5,642
    Operating loss                                     (4,632)                   (336)                 (4,968)

Six months ended June 30, 2000                  United States               Europe                  Total
------------------------------                  -------------           -------------           -------------
    Net sales to external customers             $      21,933           $       3,584           $      25,517
    Operating loss                                       (978)                   (392)                 (1,370)

Six months ended June 30, 1999                  United States               Europe                  Total
------------------------------                  -------------           -------------           -------------
    Net sales to external customers             $       7,554           $       1,309           $       8,863
    Operating loss                                     (9,569)                   (618)                (10,187)

U.S. net sales include export sales.

7.   REVERSE STOCK SPLIT

     On March 22, 2000, the Board of Directors approved a 1 for 1.9 reverse stock split for the holders of common and preferred stock. This stock split has been retroactively reflected in the accompanying condensed consolidated financial statements for all periods presented.

8.   INITIAL PUBLIC OFFERING

     The Company filed a registration statement with the Securities and Exchange Commission that became effective on May 1, 2000 and sold 4,141,000 shares, including 540,000 shares pursuant to an overallotment option granted the underwriters, at $14.00 per share. The Company received net proceeds of $52.2 million, after the underwriters discount of $.98 per share and other IPO related expenses.

In connection with the public offering the following items were converted into common stock:

     . The conversion of all outstanding convertible preferred stock into 12,532,786 common shares;

     . The conversion of $4.5 million of convertible promissory notes (plus accrued interest) into 336,086 shares of common stock at a conversion price equal to 100% of the IPO price;

     . The conversion of $7.0 million of convertible promissory notes (plus accrued interest) into 545,373 shares of common stock at a conversion price equal to 93% of the IPO price;

     . The conversion of $3.0 million of convertible promissory notes issued on the closing of the public offering into 214,285 shares of common stock at a conversion price equal to 100% of the IPO price; and

     . The exercise, at an exercise price of $3.80 per share, of outstanding warrants to purchase 203,727 shares of common stock (net of 33,126 share surrendered in lieu of cash payment of the exercise price for certain warrants).

                            SONIC INNOVATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

9.   PRO FORMA INFORMATION

     The pro forma income statement information assumes that the conversions of convertible preferred stock and convertible promissory notes and the exercise of warrants occurred as of January 1, 1999, or the date of issuance, if later. Reconciliations of the numerator and the denominator used for purposes of computing the pro forma net loss per common share for the three and six months ended June 30, 2000 and 1999 were as follows (in thousands):


                                        Three months ended June 30,     Six months ended June 30,
                                          2000               1999         2000             1999
                                        --------           --------     --------         --------
Numerator:
 Net loss applicable to common
   stockholders.......................  $ (1,519)          $ (5,816)    $ (3,518)        $(11,608)
 Reversal of interest expense on
   convertible promissory notes.......       141                  -          505                -
 Reversal of accretion on
   convertible preferred stock........       261                596          959            1,171
 Reversal of beneficial
   conversion feature on certain
   convertible promissory notes.......       535                  -          535                -
                                        --------           --------     --------         --------

 Pro forma net loss...................  $   (582)          $ (5,220)    $ (1,519)        $(10,437)
                                        ========           ========     ========         ========

Denominator:
 Weighted average number of
   common shares outstanding...........   12,864              1,352        7,191            1,331
 Effect of conversion of
   convertible preferred stock.........    4,683             12,530        8,607           12,528
 Effect of conversion of
   convertible promissory notes........      321                  -          475                -
 Exercise of warrants.................        76                  -          140                -
                                        --------           --------     --------         --------
 Pro forma weighted average
   number of common shares
   outstanding.........................   17,944             13,882       16,413           13,859
                                        ========           ========     ========         ========

10.  LEGAL PROCEEDING

     The Company has been accused of infringing two patents owned by a third party. The Company believes that the claims of infringement are without merit, and to that end, commenced an action on August 4, 2000 in federal district court in Utah by which it seeks a declaratory judgment that the patents are invalid and not infringed by the Company. The Company anticipates that it will incur associated litigation expenses in upcoming quarters. Although the Company believes that it does not infringe these patents, that they are invalid and that the ultimate outcome of this action (and any potential countersuits) will not have a material adverse effect on the Company, litigation is inherently uncertain and there can be no assurance that the Company will not be materially affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements that involve risks and uncertainties. These statements refer to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "believes," "expects," "anticipates," "intends," "plans" and similar expressions. Examples of these forward-looking statements include, but are not limited to, statements regarding the following: estimated levels of sales returns, increasing sales, expanded customer service, distribution and fulfillment activities, growth in operating expenses, increased capital expenditures and growth in operations, infrastructure and personnel. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks discussed in the section titled "Factors That May Affect Future Performance."

OVERVIEW

     We design, manufacture and market advanced digital hearing aids and hearing aid components designed to provide the highest levels of satisfaction for hearing impaired consumers. We were primarily engaged in hearing aid research and development from our inception through September 1998, at which time we shipped our first branded product, NATURA. In 1999, we also began selling hearing aid components consisting of our proprietary digital signal processing, or DSP, platform to established hearing aid companies and partially completed hearing aids, or faceplates, to distributors who market finished hearing aids under our brand name.

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

                                        Three months ended June 30,      Six months ended June 30,
                                          2000             1999            2000            1999
                                        ----------      ----------      ----------      ----------
Net sales......................              100.0 %         100.0 %         100.0 %         100.0 %
Cost of sales..................               49.9            62.6            49.6            74.7
                                        ----------      ----------      ----------      ----------

Gross profit...................               50.1            37.4            50.4            25.3

Selling, general and                          36.2            92.8            35.4           102.8
 administrative................
Research and development.......               15.4            31.2            15.2            36.4
Stock-based compensation.......                4.6             1.4             5.2             1.0
                                        ----------      ----------      ----------      ----------


Operating loss.................               (6.1)          (88.0)           (5.4)         (114.9)

Other expense..................               (3.5)           (4.5)           (4.6)           (2.9)
                                        ----------      ----------      ----------      ----------

Net loss.......................               (9.6)%         (92.5)%         (10.0)%        (117.8)%
                                        ==========      ==========      ==========      ==========

     Net Sales. Sales are recognized when products are shipped. Net sales consist of product sales less a provision for sales returns which is made at the time of sale. Net sales were $13.1 million for the quarter ended June 30, 2000, an increase of $7.5 million from net sales of $5.6 million for the quarter ended June 30, 1999. The net sales increase for the quarter ended June 30, 2000 included $1.6 million of branded product international sales (our European operation was in the process of developing a distribution network in early 1999) and $4.1 million of hearing aid component sales (the second quarter 1999 was the first quarter of hearing aid component sales). The balance of the net sales increase of $1.8 million resulted principally from branded product sales in the United States.

     Net sales were $25.5 million for the six months ended June 30, 2000, an increase of $16.6 million from net sales of $8.9 million for the six months ended June 30, 1999. The net sales increase for the six months ended June 30, 2000 included $3.2 million of branded product international sales, $9.2 million of hearing aid component sales and $4.2 million of branded product sales in the United States. U.S. branded product sales in 2000 benefited from the introduction of our CONFORMA product in early 2000.

     We have a 90-day return period for our branded products and do not allow returns of our hearing aid components. Sales returns aggregated $3.0 million and $2.3 million for the quarters ended June 30, 2000 and 1999, respectively, and $5.7 million and $3.7 million for the six months ended June 30, 2000 and 1999, respectively. This increase principally related to the increase in net
sales from 1999 to 2000.   We believe that the hearing aid industry in the
United States experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance inconsistent with consumers' expectations. We believe our return levels are within the range experienced by other hearing aid manufacturers with higher-end, higher-priced products. We expect sales returns of our NATURA products to continue at or below historical levels. We believe that our CONFORMA product has the potential to experience lower levels of returns in the future. However, because our experience with CONFORMA at this point is limited, we are unable to predict whether our return levels on our CONFORMA product will achieve lower levels of returns at some future time.

     Cost of Sales. Cost of sales consists of manufacturing costs, royalty expenses, quality assurance costs and costs associated with product returns, remakes and repairs. Cost of sales was $6.5 million for the quarter ended June 30, 2000, an increase of $3.0 million from cost of sales of $3.5 million for the quarter ended June 30, 1999. For the first six months of 2000, cost of sales was $12.7 million, an increase of $6.1 million from cost of sales of $6.6 million for the six months ended June 30, 1999. The increase was primarily due to the increase in net sales. As a percentage of net sales, gross profit increased to 50.1% for the quarter ended June 30, 2000 from 37.4% for the quarter ended June 30, 1999 as a result of a significant increase in higher margin hearing aid component sales, the fixed costs of our manufacturing operations being spread over a much greater sales level and operating efficiencies derived from producing at higher quantities. In addition, during the initial phase of selling products in 1998 and early 1999, we were required to outsource some of our production, which adversely impacted our costs. We discontinued this outsourcing in April 1999 as we developed the capability to manufacture our requirements internally.

     We provide for the cost of remaking and repairing products under warranty, including hearing aid components. The warranty period is generally one or two years for branded products and 30 to 120 days for hearing aid components. In the quarters ended June 30, 2000 and 1999, the warranty costs were $.4 million and $.2 million, respectively and $.9 million and $.5 million for the six months ended June 30, 2000 and 1999, respectively.

     Selling, General and Administrative. Selling, general and administrative expense primarily consists of wages and benefits for sales and marketing personnel, sales commissions, promotions and advertising, marketing support and administrative expenses. Selling, general and administrative expense was $4.8 million for the quarter ended June 30, 2000, a decrease of $ .4 million, or 9.3%, from the $5.2 million recorded for the quarter ended June 30, 1999. For the first six months of 2000, selling, general and administrative expense was $9.0 million, a decrease of $.1 million from the $9.1 recorded for the six months ended June 30, 1999. This decrease was largely due to unusual and non-recurring charges for severance and a provision for uncollectable accounts totaling approximately $.8 million in 1999. The decrease was offset somewhat by costs associated with adding new customers in 2000, product launch expenses for CONFORMA and NATURA 2 and additional headcount.

  We expect sales and marketing expense to increase as we expand our staff, incur additional costs related to the anticipated growth of our business and, pursue an aggressive branding and advertising campaign, possibly including direct-to-consumer advertising and promotions. Sales and marketing expenses may also vary considerably from quarter to quarter as a result of the timing of our advertising campaigns. To the extent that our sales volume increases in future periods, we expect sales and marketing expenses to increase as we expand our customer service, distribution and fulfillment activities. This includes the costs of staffing and further developing our direct sales force and customer care capabilities.

  Research and Development. Research and development expense consists primarily of wages and benefits for personnel and consulting, software, intellectual property, clinical study and engineering support costs. Research and development expense was $2.0 million for the quarter ended June 30, 2000, an increase of $.2 million, or 15%, from the $1.8 million recorded for the quarter ended June 30, 1999. For the first six months of 2000, research and development expense was $3.9 million, an increase of $.7 million from the $3.2 million recorded for the six months ended June 30, 1999. The increase was primarily due to a push to bring CONFORMA 2 to market on an accelerated timetable. We are making continual efforts to improve our existing products as well as to develop new products because we believe that new products are critical to our long-term success. As a result, we expect research and development expense to continue to increase.

  Stock-Based Compensation. We have recorded deferred stock-based compensation of $4.6 million, representing the difference between the exercise price and the deemed fair value of the common stock on the grant date for stock options granted in 1999. This amount is being amortized over the vesting periods of the individual stock options. For the quarters ended June 30, 2000 and 1999, $.6 million and $.1 million were amortized, respectively. For the six months ended June 30, 2000 and 1999, $1.3 million and $.1 million were amortized, respectively. The remaining amount of $2.3 million as of June 30, 2000 is expected to be amortized as follows (in millions):


        July 1, 2000 to December 31, 2000                       $   .74
        2001                                                        .92
        2002                                                        .42
        2003                                                        .16
        2004                                                        .04
        2005                                                        .02
                                                                 ------

                                                                $  2.30
                                                                 ======

  Other Expense. Other expense consisted of the following (in thousands):

                                                Three months ended June 30,             Six months ended June 30,
                                                  2000               1999                 2000             1999
                                                --------           --------             --------         --------
Interest income........................         $    489           $     25             $    496        $     121
Interest expense.......................              (57)              (150)                (159)            (223)
Foreign currency exchange loss.........             (106)              (127)                (283)            (148)
Non-cash interest and conversion
 charges...............................             (778)                 -               (1,243)               -
                                                --------           --------             --------         --------
                                                $   (452)          $   (252)            $ (1,189)        $   (250)
                                                ========           ========             ========         ========


Interest income increased significantly due to investing the IPO proceeds which were received on May 5, 2000.

The non-cash charges for the quarter and six months ended June 30, 2000 related to the following:

 . Imputed interest charges on bank financings issued with warrants as a result of allocating the initial proceeds between the debt and warrants of $102,000 and $204,000, respectively;

 . Beneficial conversion feature offered on certain convertible debt of $535,000 for the quarter and six months ended June 30, 2000;

 . Imputed interest charges on convertible debt financings issued with warrants as a result of allocating the initial proceeds between the debt and warrants of $79,000 and $316,000, respectively; and

 . Interest accrued on converted debt totaling $62,000 and $189,000, respectively.

  Net Loss. Pro forma net loss (see note 9 to the condensed consolidated financial statements) for the three and six months ended June 30, 2000 was $582,000 ($.03 per share) and $1,519,000 ($.09 per share), respectively, based on shares outstanding of 17,944,000 and 16,413,000 respectively.

LIQUIDITY AND CAPITAL RESOURCES

  We completed an initial public offering ("IPO") on May 5, 2000 in which we sold 4,140,000 shares (including 540,000 shares pursuant to the underwriters overallotment option) at $14.00 per share. Net proceeds from the IPO, after deducting the underwriting discount and estimated offering expenses, were approximately $52.2 million. We also received $6.0 million from Hoya Healthcare Corporation, a distributor of our branded products in Japan, under a convertible note purchase agreement.

  Net cash used in operating activities of $5.9 million for the six months ended June 30, 2000 primarily funded ongoing operations and supported increases in accounts receivable and inventories.

  To date, our investing activities have consisted mainly of purchases of property and equipment and marketable securities. Capital expenditures totaled $1.0 million for the six months ended June 30, 2000. We expect to increase capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel.

  At June 30, 2000, we had $55.4 million in cash, cash equivalents and marketable securities. We allowed our $4.5 million line of credit to expire on June 30, 2000.

  We expect to experience growth in our operating expenses in order to execute our business plan, particularly in the areas of research and development and sales and marketing. As a result, we estimate that these operating expenses, as well as other expenditures we expect to incur to improve our manufacturing capability and increase our manufacturing capacity, will constitute a significant use of our cash resources on an ongoing basis. Also, we will need cash to finance increased working capital requirements, particularly accounts receivable and inventory. In addition, we may use cash resources to fund acquisitions of complementary businesses and technologies; however, we currently have no commitments or agreements regarding such transactions. We believe that our available cash will be sufficient to meet our operating and working capital requirements and capital expenditures for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Risk. To date, we have not utilized derivative financial instruments or derivative commodity instruments. We invest our cash in money market funds and short-term investment grade debt securities which we believe are subject to minimal credit and market risk. All of our outstanding debt with the exception of certain capital lease debt was repaid or converted to common stock in connection with our IPO.

  Foreign Currency Risk. We face foreign currency risks primarily as a result of sales made in European currencies and local currency costs incurred by our Danish operation. Fluctuations in the exchange rates between the U.S. dollar and certain European currencies could increase the sales price of our products in international markets where the prices of our products are denominated in U.S. dollars or lead to currency exchange losses where the prices of our products are denominated in local currencies. In addition, we have an intercompany account balance between our U.S. company and our Danish company which is subject to the effects of foreign currency translation. We have recorded foreign currency translation losses of $.1 million and $.3 million in other expense for the three and six months ended June 30, 2000, respectively.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOWS FROM OPERATING ACTIVITIES, AND WE EXPECT OUR OPERATING EXPENSES TO CONTINUE TO INCREASE

  We have incurred net losses of $39.3 million for the period from inception through June 30, 2000, including a net loss of $1.3 million in the quarter ended June 30, 2000. We incurred negative cash flows of $5.9 million from operating activities for the six months ended June 30, 2000. We have not achieved profitability. We may incur net losses and negative cash flows in the future. The size of our losses and whether or not we achieve profitability will depend in significant part on the rate of growth in our net sales.

  We intend to increase our operating expenses and must generate additional revenues to achieve profitability. Consequently, it is possible that we will not achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

WE EXPECT OUR FINANCIAL RESULTS TO FLUCTUATE SIGNIFICANTLY, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE

  Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Factors that may cause fluctuations in our operating results include the following: demand for and market acceptance of our products; manufacturing problems; high levels of returns, remakes and repairs; and changes in our product or customer mix. Factors that have not significantly affected our operating results in the past, but may do so in the future, include the following: cancellation or changes in the timing of product orders, particularly significant orders from other hearing aid manufacturers for our hearing aid components; competitive pressures resulting in lower selling prices or significant promotional costs; unanticipated delays or problems in the introduction of new products; inaccurate forecasting of revenues; and the announcement or introduction of new products or services by our competitors.

  If net sales for a particular period were below our expectations, it is unlikely that we would proportionately reduce our operating expenses for that period. Therefore, any revenue shortfall would have a disproportionately negative effect on our operating results for the period.

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

  In addition to selling finished hearing aids to a large number of hearing care professionals and distributors, we also sell hearing aid components to a limited number of hearing aid manufacturers. These arrangements have accounted for a significant portion of our net sales to date. The loss of any of these large customers, or a significant reduction in sales to these customers, would significantly reduce our net sales and have a negative effect on our operating results. For example, sales of components to Starkey Laboratories, Inc. accounted for approximately $4.1 million, or 31%, of net sales in the quarter ended June 30, 2000. Although Starkey is contractually committed to purchase a minimum quantity of components through 2001, if Starkey were to breach its agreement or were to not buy components after 2001, our net sales would decline substantially, and we may not be able to recover the lost revenue through other means. In addition, Starkey's purchase commitment only covers annual periods and quarterly purchases could therefore be subject to significant fluctuation. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of large customers.

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

  We launched NATURA, our first hearing aid product, in September 1998 and introduced CONFORMA in March 2000. We have been generating revenue from selling hearing aid components for approximately one year. Accordingly, we have a limited selling history on which investors can base an evaluation of our products, business and prospects. Our revenue and income potential are unproven, and our business model will continue to evolve. For example, we have developed a new integrated circuit that we introduced in our products in the second quarter of 2000. If our current and new products do not gain market share as rapidly as we anticipate, our operating results will suffer.

WE HAVE HIGH LEVELS OF PRODUCT RETURNS, REMAKES AND REPAIRS, AND OUR NET SALES AND OPERATING RESULTS WILL BE LOWER IF THESE LEVELS REMAIN HIGH OR INCREASE

  We offer a 90-day return policy and a minimum of a one-year warranty on our products. To date, we have experienced high levels of returns, remakes and repairs. Our sales returns were $3.0 million in the quarter ended June 30, 2000. Our warranty costs for remake and repair were $.4 million in the quarter ended June 30, 2000. We may not be able to attain lower levels of returns, remakes and repairs and these levels may increase, either of which could reduce our net sales and operating results.

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

  We are currently producing CONFORMA both internally and externally. However, we anticipate that we will eventually outsource all production of CONFORMA to a third party manufacturer. If this manufacturer were unable to produce commercial quantities of CONFORMA at an acceptable cost and quality level and meet customer demand for CONFORMA, our net sales and operating results would be negatively affected.

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

INSIDERS HAVE SUBSTANTIAL CONTROL OVER US, WHICH COULD DELAY OR PREVENT A CHANGE IN CONTROL AND MAY NEGATIVELY AFFECT YOUR INVESTMENT

     Our officers, directors and their affiliated entities will together control approximately 59% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders.

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


PART II  OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 5, 2000, we completed the sale of an aggregate of 4,140,000 shares of our common stock, par value $0.001 per share, at a price of $14.00 per share in a firm commitment underwritten initial public offering (the "IPO). The IPO was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-30566), which the United States Securities and Exchange Commission declared effective on May 1, 2000. Goldman, Sachs & Co., Deutsche Bank Securities, Inc. and U.S. Bancorp Piper Jaffray Inc. were the lead underwriters for the offering.

  Of the $58.0 million in aggregate proceeds we raised in the IPO, (i) $4.1 million was paid to underwriters in connection with the underwriting discount, and (ii) approximately $1.7 million was paid or will be paid in connection with offering expenses, printing fees, filing fees, and legal and accounting fees. There were no other direct or indirect payments to directors or officers of
Sonic Innovations or any other person or entity.   Through June 30, 2000,
approximately $.6 million was used to purchase property and equipment, $2.2 million was used to fund working capital increases. The balance has been invested in investment-grade debt securities and money market instruments.
These funds may be used for general corporate purposes, including funding the company's operations; further development and commercialization of our products; research and development; repayment of remaining capital lease obligations; working capital; and possible acquisitions or investments. The amounts and timing of our actual expenditures for each of these purposes may vary significantly depending upon numerous factors, including the status of our product development efforts, competition, marketing and sales activities and market acceptance of our products. Pending use for these or other purposes, we intend to continue to invest the balance of the IPO proceeds in short-term, investment-grade securities.

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

                                SONIC INNOVATIONS, INC.
                                -----------------------
                                     (Registrant)


Date:  August 14, 2000          /s/ Stephen L. Wilson
                                ------------------------------------------------
                                Stephen L. Wilson
                                Vice President and Chief Financial Officer
                                (Duly Authorized Officer and Principal Financial
                                Officer)