Form 10-Q
period 2000-09-30
SONIC INNOVATIONS INC
filed 2000-11-14
CIK 1105982

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               [X]  Yes  [ ]  No

As of November 7, 2000 there were 19,708,799 shares of the registrant's common stock outstanding.

                            SONIC INNOVATIONS, INC.
                               TABLE OF CONTENTS

                                   FORM 10-Q


                                                                                                                       Page
PART I  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (unaudited):
              Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999                          1

              Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
              September 30, 2000 and 1999                                                                                   2

              Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and              3
              1999

              Notes to Condensed Consolidated Financial Statements                                                          4

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                              7

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks                                                       10

         Factors That May Affect Future Performance                                                                        10

PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                                                 16

ITEM 2.  Changes in Securities and Use of Proceeds                                                                         16

ITEM 4.  Exhibits and Reports on Form 8-K                                                                                  17

         Signature                                                                                                         17

PART I     FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SONIC INNOVATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)

                                                                                      September 30, 2000     December 31, 1999
                                                                                     --------------------  ---------------------
                                      ASSETS
Current Assets:
Cash and cash equivalents..........................................................             $ 21,682               $  5,939
Marketable securities..............................................................               29,433                      -
Accounts receivable, net...........................................................               14,346                  4,925
Inventories........................................................................                4,755                  2,368
Prepaid expenses and other.........................................................                  462                    698
                                                                                                --------               --------
      Total current assets.........................................................               70,678                 13,930

Property and equipment, net........................................................                3,985                  3,738
Other assets.......................................................................                  215                    794
                                                                                                --------               --------

      Total assets.................................................................             $ 74,878               $ 18,462
                                                                                                ========               ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses..............................................             $  8,564               $  8,055
Line of credit and convertible promissory notes....................................                    -                 10,030
Current portion of long-term obligations...........................................                  554                    964
                                                                                                --------               --------
      Total current liabilities....................................................                9,118                 19,049

Capital lease obligations, net of current portion..................................                  531                  1,935
Technology license obligation, net of current portion..............................                  150                    150

Mandatorily redeemable convertible preferred stock.................................                    -                 36,129

Stockholders' Equity (Deficit):
Preferred stock....................................................................                    -                    342
Common stock.......................................................................                   20                      2
Additional paid-in capital.........................................................              111,721                  6,256
Deferred stock-based compensation..................................................               (1,908)                (3,613)
Accumulated deficit and comprehensive loss.........................................              (44,754)               (41,788)
                                                                                                --------               --------
      Total stockholders' equity (deficit).........................................               65,079                (38,801)
                                                                                                --------               --------

        Total liabilities and stockholders' equity (deficit).......................             $ 74,878               $ 18,462
                                                                                                ========               ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.


                            SONIC INNOVATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                  Three months ended     Nine months ended
                                                                     September 30,         September 30,
                                                                     2000      1999       2000        1999
                                                                   -------   -------    -------    --------
Net sales.......................................................   $14,003   $ 8,370    $39,520    $ 17,233
Cost of sales...................................................     6,778     4,536     19,435      11,160
                                                                   -------   -------    -------    --------

Gross profit....................................................     7,225     3,834     20,085       6,073

Selling, general and administrative expense.....................     4,765     4,107     13,802      13,216
Research and development expense................................     2,028     1,943      5,910       5,167
Stock-based compensation expense................................       394       147      1,705         240
                                                                   -------   -------    -------    --------

Operating profit (loss).........................................        38    (2,363)    (1,332)    (12,550)

Other income (expense), net.....................................       627      (294)      (562)       (544)
                                                                   -------   -------    -------    --------

Net income (loss)...............................................       665    (2,657)    (1,894)    (13,094)

Accretion on mandatorily redeemable convertible preferred
  stock.........................................................         -      (621)      (959)     (1,792)
                                                                   -------   -------    -------    --------

Net income (loss) applicable to common stockholders.............   $   665   $(3,278)   $(2,853)   $(14,886)
                                                                   =======   =======    =======    ========

Net income (loss) per common share:
     Basic                                                         $   .03   $ (2.39)   $  (.25)   $ (11.18)
                                                                   =======   =======    =======    ========
     Diluted                                                       $   .03   $ (2.39)   $  (.25)   $ (11.18)
                                                                   =======   =======    =======    ========

Weighted average number of common shares outstanding:
     Basic                                                          19,633     1,371     11,369       1,331
                                                                   =======   =======    =======    ========
     Diluted                                                        21,574     1,371     11,369       1,331
                                                                   =======   =======    =======    ========

Pro forma information:
Net income (loss)                                                  $   665   $(2,455)   $  (854)   $(12,892)
                                                                   =======   =======    =======    ========
Net income (loss) per common share:
     Basic                                                         $   .03   $  (.17)   $  (.05)   $   (.93)
                                                                   =======   =======    =======    ========
     Diluted                                                       $   .03   $  (.17)   $  (.05)   $   (.93)
                                                                   =======   =======    =======    ========

Weighted average number of common shares outstanding:
     Basic                                                          19,633    14,254     17,495      13,859
                                                                   =======   =======    =======    ========
     Diluted                                                        21,574    14,254     17,495      13,859
                                                                   =======   =======    =======    ========

Amount of stock-based compensation allocable to each caption:
Cost of sales...................................................   $    18   $     7    $    79    $     12
Selling general and administrative expense......................       323       120      1,396         196
Research and development expense................................        53        20        230          32
                                                                   -------   -------    -------    --------

                                                                   $   394   $   147    $ 1,705    $    240
                                                                   =======   =======    =======    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.


                            SONIC INNOVATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                                           Nine months ended
                                                                                                             September 30,
                                                                                                         2000             1999
                                                                                                       --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss......................................................................................         $ (1,894)        $(13,094)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization...............................................................            1,162              934
  Preferred stock issued for services.........................................................                -               18
  Expenses related to remeasurement of stock options..........................................                -              170
  Non-cash imputed interest expense...........................................................            1,244                -
  Stock-based compensation....................................................................            1,705              240
  Loss on disposal of assets..................................................................               17                -
  Changes in assets and liabilities:
    Accounts receivable.......................................................................           (9,974)          (2,678)
    Inventories...............................................................................           (2,486)          (1,934)
    Prepaid expenses and other................................................................               20             (367)
    Other assets..............................................................................              578             (567)
    Technology license obligation.............................................................                -              (70)
    Accounts payable and accrued expenses.....................................................              915            2,584
                                                                                                       --------         --------

      Net cash used in operating activities...................................................           (8,713)         (14,764)
                                                                                                       --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment............................................................           (1,448)            (896)
Purchase of marketable securities.............................................................          (29,433)               -
                                                                                                       --------         --------

      Net cash used in investing activities...................................................          (30,881)            (896)
                                                                                                       --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering.........................................................           57,960                -
Initial public offering costs.................................................................           (5,754)               -
Proceeds from convertible promissory notes....................................................            6,000            4,500
Line of credit borrowings (repayments)........................................................           (1,966)           1,195
Repayments of long-term obligations...........................................................           (1,814)            (253)
Proceeds from exercise of stock options.......................................................              742               32
                                                                                                       --------         --------

      Net cash provided by financing activities...............................................           55,168            5,474
                                                                                                       --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS..................................              169               48
                                                                                                       --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................................           15,743          (10,138)
CASH AND CASH EQUIVALENTS, beginning of the period............................................            5,939           11,979
                                                                                                       --------         --------

CASH AND CASH EQUIVALENTS, end of the period..................................................         $ 21,682         $  1,841
                                                                                                       ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest......................................................................         $    194         $    335

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING
   ACTIVITIES:
  Equipment acquired under capital leases.....................................................         $      -         $  1,443
  Mandatorily redeemable convertible preferred stock accretion................................              959            1,792
  Conversion of convertible promissory notes and related accrued interest to equity...........           15,103                -
  Conversion of preferred stock to common stock...............................................           37,418                -

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

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for the full year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 333-30566).

2.  MARKETABLE SECURITIES

    Management determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At September 30, 2000, the Company's investment portfolio consisted of short-term corporate debt securities classified as held-to-maturity and is presented at its amortized cost.

3.  CONCENTRATIONS OF CREDIT RISK

    The Company had one customer that comprised 26% and 30% of net sales for the three and nine months ended September 30, 2000, respectively. As of September 30, 2000, this customer accounted for approximately 60% of the net accounts receivable balance. (See "Factors that may effect future performance -- The loss of any large customer or any cancellation or delay of a significant purchase by a large customer could significantly reduce our net sales and harm our operating results").

4.  COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) consisted of the following (in thousands):

                                                                   Three months            Nine months
                                                                ended September 30,    ended September 30,
                                                                 2000        1999        2000       1999
                                                                -------     -------     -------   --------
Net income (loss)............................................   $   665     $(2,657)    $(1,894)  $(13,094)
Foreign currency loss........................................      (168)         (8)       (113)       (64)
                                                                -------     -------     -------   --------

Comprehensive income (loss)..................................   $   497     $(2,665)    $(2,007)  $(13,158)
                                                                =======     =======     =======   ========

5.  NET INCOME (LOSS) PER COMMON SHARE

    Basic and diluted net income (loss) per common share were computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding. Common stock equivalents were not considered in computing net loss per share amounts since their effect would be antidilutive, thereby decreasing the net loss per common share. The difference between basic and diluted common shares outstanding for the quarter ended September 30, 2000 is the assumed exercise of 2,517,000 common stock options which resulted in a diluted effect of 1,941,000 shares after applying the treasury stock method.


6.  INCOME TAXES

    There was no income tax provision for the quarter ended September 30, 2000 because the Company had a year-to-date pre-tax loss.

                            SONIC INNOVATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

7.  SEGMENT INFORMATION

    The following table presents selected information regarding the Company's geographic operating segments for the three and nine months ended September 30, 2000 and 1999 (in thousands).

     Three months ended September 30, 2000       United States   Europe     Total
     -------------------------------------       -------------   ------     -----
Net sales to external customers                       $ 12,338   $1,665   $ 14,003
Operating profit (loss)                                    268     (230)        38

     Three months ended September 30, 1999       United States   Europe     Total
     -------------------------------------       -------------   ------     -----

Net sales to external customers                       $  7,181   $1,189   $  8,370
Operating loss                                          (2,176)    (187)    (2,363)

     Nine months ended September 30, 2000        United States   Europe     Total
     ------------------------------------        -------------   ------     -----

Net sales to external customers                       $ 34,271   $5,249   $ 39,520
Operating loss                                            (709)    (623)    (1,332)

     Nine months ended September 30, 1999        United States   Europe     Total
     ------------------------------------        -------------   ------     -----

Net sales to external customers                       $ 14,735   $2,498   $ 17,233
Operating loss                                         (11,745)    (805)   (12,550)

U.S. net sales include export sales.

8.  REVERSE STOCK SPLIT

    On March 22, 2000, the Board of Directors approved a 1 for 1.9 reverse stock split for the holders of common and preferred stock. This stock split has been retroactively reflected in the accompanying condensed consolidated financial statements for all periods presented.

9.  INITIAL PUBLIC OFFERING

    The Company filed a registration statement with the Securities and Exchange Commission that became effective on May 1, 2000 and sold 4,140,000 shares at $14.00 per share. The Company received net proceeds of $52.2 million.

   In connection with the IPO the following items were converted into common stock:
   . All outstanding convertible preferred stock into 12,532,786 common shares; . $4.5 million of convertible promissory notes (plus accrued interest) into
      336,086 shares of common stock at a conversion price equal to 100% of the IPO price;
   . $7.0 million of convertible promissory notes (plus accrued interest) into 545,373 shares of common stock at a conversion price equal to 93% of the IPO price;
   . $3.0 million of convertible promissory notes issued on the closing of the IPO into 214,285 shares of common stock at a conversion price equal to 100% of the IPO price; and
   . Outstanding warrants to purchase 203,727 shares of common stock (net of 33,126 shares surrendered in lieu of cash payment of the exercise price for certain warrants), at an exercise price of $3.80 per share.

                            SONIC INNOVATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

10.  PRO FORMA INFORMATION

     The pro forma income statement information assumes that the conversions of convertible preferred stock and convertible promissory notes and the exercise of warrants occurred as of January 1, 1999, or the date of issuance, if later. Reconciliations of the numerator and the denominator used for purposes of computing the pro forma net income (loss) per common share for the three and nine months ended September 30, 2000 and 1999 were as follows (in thousands):

                                                                  Three months ended September 30,   Nine months ended September 30,
                                                                        2000             1999             2000             1999
                                                                        ----             ----             ----             ----
Numerator:
Net income (loss) applicable to common stockholders.........          $   665          $(3,278)         $(2,853)        $(14,886)
Reversal of interest expense on convertible promissory notes                -              202              505              202
Reversal of accretion on convertible preferred stock........                -              621              959            1,792
Reversal of beneficial conversion feature on certain
  convertible promissory notes..............................                -                -              535                -
                                                                      -------          -------          -------         --------

Pro forma net income (loss).................................          $   665          $(2,455)         $  (854)        $(12,892)
                                                                      =======          =======          =======         ========

Denominator:
Weighted average number of common shares outstanding........           19,633            1,371           11,369            1,331
Conversion of convertible preferred stock...................                -           12,533            5,718           12,412
Conversion of convertible promissory notes..................                -              231              315               78
Exercise of warrants........................................                -              119               93               38
                                                                      -------          -------          -------         --------

Pro forma weighted average number of common shares
  outstanding...............................................           19,633           14,254           17,495           13,859
                                                                      =======          =======          =======         ========

11.  LEGAL PROCEEDINGS

     The Company is currently a defendant in a lawsuit filed in October 2000 claiming that the Company and certain of its officers and directors violated the federal securities laws by providing materially false and misleading information, or concealing information, about the Company's relationship with Starkey Laboratories, Inc. This lawsuit, which is pending in the U.S. District Court for the District of Utah, purports to be brought as a class action on behalf of all purchasers of the Company's common stock from May 2, 2000 to October 24, 2000 and seeks damages in an unspecified amount. The complaint alleges that as a result of false statements or omissions, the Company was able to complete its IPO, artificially inflate its second and third quarter projections and results and have its stock trade at inflated levels. The Company strongly denies these allegations and will defend itself vigorously; however, litigation is inherently uncertain and there can be no assurance that the Company will not be materially affected.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements that involve risks and uncertainties. These statements refer to our future plans, objectives, expectations and intentions. These forward-looking statements include statements regarding the following: estimated levels of sales returns, increased sales and marketing expense, additional customers, expansions in staff, expanded product offerings, anticipated growth of our business, future branding and advertising campaigns, expanded customer service, distribution and fulfillment activities, increased research and development expense, amortization of stock-based compensation, collection of the Starkey accounts receivable balance, increased capital expenditures, growth in other operating expenses, future cash requirements and the sufficiency of available cash to meet operating and working capital requirements and capital expenditures. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks discussed in the section titled "Factors That May Affect Future Performance."

OVERVIEW

     We design, manufacture and market advanced digital hearing aids and hearing aid components designed to provide the highest levels of satisfaction for hearing impaired consumers. We were primarily engaged in hearing aid research and development from our inception through September 1998, at which time we introduced our first branded product line, NATURA. In 1999, we also began selling hearing aid components consisting of our proprietary digital signal processing, or DSP, platform to established hearing aid companies and partially completed hearing aids, or faceplates, to distributors who market finished hearing aids under our brand name. We introduced our CONFORMA product in the first quarter 2000 and our ALTAIR product line in the fourth quarter 2000.

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

RESULTS OF OPERATIONS

     The following table sets forth selected statement of operations information for the periods indicated expressed as a percentage of our net sales.

                                                               Three months ended September 30,    Nine months ended September 30,
                                                                     2000              1999              2000             1999
                                                                   ------            ------            ------           ------
Net sales...............................................            100.0%            100.0%            100.0%           100.0%
Cost of sales...........................................             48.4              54.2              49.2             64.8
                                                                   ------            ------            ------           ------

Gross profit............................................             51.6              45.8              50.8             35.2

Selling, general and administrative.....................             34.0              49.1              34.9             76.7
Research and development................................             14.5              23.1              15.0             29.9
Stock-based compensation................................              2.8               1.8               4.3              1.4
                                                                   ------            ------            ------           ------

Operating profit (loss).................................               .3             (28.2)             (3.4)           (72.8)

Other income (expense)..................................              4.4              (3.5)             (1.4)            (3.2)
                                                                   ------            ------            ------           ------

Net income (loss).......................................              4.7%            (31.7)%            (4.8)%          (76.0)%
                                                                   ======            ======            ======           ======

     Net Sales. Sales are recognized when products are shipped. Net sales consist of product sales less a provision for sales returns which is made at the time of sale. Net sales were $14.0 million for the quarter ended September 30, 2000, an increase of $5.6 million from net sales of $8.4 million for the quarter ended September 30, 1999. The net sales increase for the quarter ended September 30, 2000 included $4.0 million of branded product sales in the United States, $.3 million of branded product international sales (our European operation was in the process of developing a distribution network in early 1999) and $1.3 million of hearing aid component sales (the second quarter of 1999 was the first quarter in which we recognized hearing aid component sales).

     Net sales were $39.5 million for the nine months ended September 30, 2000, an increase of $22.3 million from net sales of $17.2 million for the nine months ended September 30, 1999. The net sales increase for the nine months ended September 30, 2000 included $3.5 million of branded product international sales, $10.5 million of hearing aid component sales and $8.3 million of branded product sales in the United States. Branded product sales in 2000 benefited from the introduction of our CONFORMA product; our second-generation NATURA product line, NATURA 2SE; and our second generation CONFORMA product, CONFORMA 2SE.

     We generally have a 90-day return policy for our branded products and a no return policy for our components business. Sales returns aggregated $2.6 million and $2.3 million for the quarters ended September 30, 2000 and 1999, respectively, and $8.3 million and $6.1 million for the nine months ended September 30, 2000 and 1999, respectively. This increase principally related to the increase in net sales from 1999 to 2000. We believe that the hearing aid industry, particularly in the United States, experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance inconsistent with consumers' expectations. We believe our return levels are within the range experienced by other hearing aid manufacturers with higher-end, higher-priced products. We expect sales returns of our NATURA products to continue at or below historical levels. In the third quarter 2000, net sales were reduced by $.4 million to allow for a potential exchange of certain first generation components for second generation components by our largest customer.

     Cost of Sales. Cost of sales consists of manufacturing costs, royalty expenses, quality assurance costs and costs associated with product returns, remakes and repairs. Cost of sales was $6.8 million for the quarter ended September 30, 2000, an increase of $2.3 million from cost of sales of $4.5 million for the quarter ended September 30, 1999. For the first nine months of 2000, cost of sales was $19.4 million, an increase of $8.2 million from cost of sales of $11.2 million for the nine months ended September 30, 1999. The increase was primarily due to the increase in net sales. As a percentage of net sales, gross profit increased to 51.6% for the quarter ended September 30, 2000 from 45.8% for the quarter ended September 30, 1999 as a result of a significant increase in higher margin hearing aid component sales, the fixed costs of our manufacturing operations being spread over a much greater sales level and operating efficiencies derived from producing at higher quantities. In addition, during the initial phase of selling products in 1998 and early 1999, we were required to outsource some of our custom molded hearing aid production, which adversely impacted our costs. We discontinued this outsourcing in April 1999 as we developed the capability to manufacture our custom molded hearing aids internally.

     We provide for the cost of remaking and repairing products under warranty, including hearing aid components. The warranty period is generally one or two years for branded products and 30 to 120 days for hearing aid components. Warranty costs were $.6 million and $.3 million for the quarters ended September 30, 2000 and 1999, respectively, and $1.5 million and $.8 million for the nine months ended September 30, 2000 and 1999, respectively.

     Selling, General and Administrative. Selling, general and administrative expense primarily consists of wages and benefits for sales and marketing personnel, sales commissions, promotions and advertising, marketing support and administrative expenses. Selling, general and administrative expense was $4.8 million for the quarter ended September 30, 2000, an increase of $ .7 million from the $4.1 million recorded for the quarter ended September 30, 1999. For the first nine months of 2000, selling, general and administrative expense was $13.8 million, an increase of $.6 million from the $13.2 recorded for the nine months ended September 30, 1999. The increases in selling, general and administrative expense for the three and nine months ended September 30, 2000 were a result of costs associated with adding new customers in 2000, product launch expenses for CONFORMA, CONFORMA 2SE and NATURA 2SE, additional headcount and new marketing programs. For the nine month comparative periods, the increase from 1999 to 2000 was offset somewhat by an unusual $.8 million charge relating to severance costs and uncollectable accounts in 1999.

     We expect sales and marketing expense to increase as we add new customers, expand our staff, expand our product offerings, incur additional costs related to the anticipated growth of our business, and pursue an aggressive branding and advertising campaign, possibly including direct-to-consumer advertising and promotions. Sales and marketing expenses may also vary considerably from quarter to quarter as a result of the timing of our advertising campaigns. To the extent that our sales volume increases in future periods, we expect sales and marketing expenses to increase as we expand our customer service, distribution and fulfillment capabilities. This includes the costs of staffing and further developing our direct sales force and customer care capabilities.

     Research and Development. Research and development expense consists primarily of wages and benefits for personnel and consulting, software, intellectual property, clinical study and engineering support costs. Research and development expense was $2.0 million for the quarter ended September 30, 2000, an increase of $.1 million from the $1.9 million recorded for the quarter ended September 30, 1999. For the first nine months of 2000, research and development expense was $5.9 million, an increase of $.7 million from the $5.2 million recorded for the nine months ended September 30, 1999. The increases were primarily due to additional headcount and development programs for CONFORMA 2SE and NATURA 2SE, both of which were introduced in 2000. We are making continual efforts to improve our existing products as well as to develop new products because we believe that new and better products are critical to our long-term success. As a result, we expect research and development expense to continue to increase.

     Stock-Based Compensation. We have recorded deferred stock-based compensation of $4.6 million, representing the difference between the exercise price and the deemed fair value of the common stock on the grant date for stock options granted in the one-year period preceding the IPO. This amount is being amortized over the vesting periods of the individual stock options. For the quarters ended September 30, 2000 and 1999, $.4 million and $.1 million were amortized, respectively. For the nine months ended September 30, 2000 and 1999, $1.7 million and $.2 million were amortized, respectively. The remaining amount of $1.9 million as of September 30, 2000 is expected to be amortized as follows (in millions):

         October 1, 2000 to December 31, 2000....................................................       $ .34
         2001....................................................................................         .92
         2002....................................................................................         .42
         2003....................................................................................         .16
         2004....................................................................................         .04
         2005....................................................................................         .02
                                                                                                        -----
                                                                                                        $1.90
                                                                                                        =====

     Other Income (Expense). Other income (expense) consisted of the following (in thousands):

                                                                     Three months ended    Nine months ended
                                                                        September 30,        September 30,
                                                                       2000       1999     2000        1999
                                                                      -----      -----    -------     -----
Interest income..................................................     $ 841      $  13    $ 1,337     $ 111
Interest expense.................................................       (41)      (345)      (200)     (568)
Foreign currency exchange loss...................................      (158)        38       (434)      (87)
Non-cash interest and conversion charges.........................         -          -     (1,243)        -
Loss on disposal of assets and other.............................       (15)         -        (22)        -
                                                                      -----      -----    -------     -----

                                                                      $ 627      $(294)   $  (562)    $(544)
                                                                      =====      =====    =======     =====

     Interest income increased significantly due to investing the IPO proceeds which were received on May 5, 2000. Interest expense decreased because certain debt was repaid with proceeds from the IPO. The non-cash interest and conversion charges of $1,243,000 for the nine months ended September 30, 2000 related to the following:

     . Imputed interest charges on bank financings issued with warrants as a result of allocating the initial proceeds between the debt and warrants of $204,000;
     . Beneficial conversion feature offered on certain convertible debt of $535,000;
     . Imputed interest charges on convertible debt financings issued with warrants as a result of allocating the initial proceeds between the debt and warrants of $316,000; and
     .  Interest accrued on converted debt of $188,000.

     Income Taxes. There were no income taxes provided for the third quarter pre-tax income because the Company had a year-to-date pre-tax loss.

     Net Income (Loss). Pro forma net income (see note 10 to the condensed consolidated financial statements) for the three months ended September 30, 2000 was $665,000 ($.03 per share) and pro forma net loss for the nine months ended September 30, 2000 was $854,000 ($.05 per share), based on shares outstanding of 21,574,000 and 17,495,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     We completed an IPO in May 2000 in which we sold 4,140,000 shares at $14.00 per share. Net proceeds from the IPO were approximately $52.2 million. We also received $6.0 million from Hoya Healthcare Corporation, a distributor of our branded products in Japan, under a convertible note purchase agreement.

     Net cash used in operating activities of $8.7 million for the nine months ended September 30, 2000 primarily funded ongoing operations and supported increases in accounts receivable and inventories. The accounts receivable balance from our largest customer, Starkey Laboratories, comprised $8.6 million of the total accounts receivable balance of $14.3 million as of September 30, 2000. We expect to collect $6.3 million of this balance by year-end 2000.

     To date, our investing activities have consisted mainly of purchases of property and equipment and marketable securities. Capital expenditures totaled $1.4 million for the nine months ended September 30, 2000. We expect to increase capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel.

     At September 30, 2000, we had $51.1 million in cash, cash equivalents and marketable securities. We allowed our $4.5 million line of credit to expire on June 30, 2000.

     We expect to experience growth in our operating expenses in order to execute our business plan, particularly in the areas of research and development and sales and marketing. As a result, we estimate that these operating expenses, as well as other expenditures we expect to incur to improve our manufacturing capability and increase our manufacturing capacity, will constitute a significant use of our cash resources on an ongoing basis. We are currently involved in procuring additional leased space which will double the size of our Minnesota based production facility. Also, we will need cash to finance increased working capital requirements, particularly accounts receivable and inventory. In addition, we may use cash resources to fund acquisitions of complementary businesses and technologies; however, we currently have no commitments or agreements regarding such transactions. We believe that our available cash will be sufficient to meet our operating and working capital requirements and capital expenditures for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

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

     Foreign Currency Risk. We face foreign currency risks primarily as a result of sales made in European currencies and local currency costs incurred by our Denmark based operation. Fluctuations in the exchange rates between the U.S. dollar and certain European currencies could increase the sales price of our products in international markets where the prices of our products are denominated in U.S. dollars or lead to currency exchange losses where the prices of our products are denominated in local currencies. In addition, we have an intercompany account balance between our U.S. company and our Danish company which is subject to the effects of foreign currency translation. We have recorded foreign currency translation losses of $.1 million and $.4 million in other expense for the three and nine months ended September 30, 2000, respectively.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOWS FROM OPERATING ACTIVITIES, AND WE EXPECT OUR OPERATING EXPENSES TO CONTINUE TO INCREASE

     We have incurred net losses of $38.6 million for the period from inception through September 30, 2000. We incurred negative cash flows of $8.7 million from operating activities for the nine months ended September 30, 2000. Although we earned our first quarterly net income, of $.7 million, in the quarter ended September 30, 2000, we have not achieved profitability on an annual basis. We may incur net losses and negative cash flows in the future. The size of our losses and whether or not we achieve annual profitability will depend in significant part on the rate of growth in our net sales.

     We intend to increase our operating expenses and therefore, must generate additional revenue to sustain profitability on a quarterly basis and achieve profitability on an annual basis. Consequently, it is possible that we will not achieve profitability on an annual basis, and even if we do achieve profitability on an annual basis, we may not sustain or increase profitability on a quarterly or annual basis in the future.

WE EXPECT OUR FINANCIAL RESULTS TO FLUCTUATE SIGNIFICANTLY, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE

     Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Factors that may cause fluctuations in our operating results include the following: demand for and market acceptance of our products; manufacturing problems; high levels of returns, remakes and repairs; litigation expenses; and changes in our product or customer mix. Factors that have not significantly affected our operating results in the past, but may do so in the future, include the following: cancellation or changes in the timing of product orders, particularly significant orders from other hearing aid manufacturers for our hearing aid components; competitive pressures resulting in lower selling prices or significant promotional costs; unanticipated delays or problems in the introduction of new products; inaccurate forecasting of revenues; and the announcement or introduction of new products or services by our competitors.

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

     In addition to selling finished hearing aids to a large number of hearing care professionals and distributors, we also sell hearing aid components to a limited number of hearing aid manufacturers. These arrangements have accounted for a significant portion of our net sales to date. The loss of any of these large customers, or a significant reduction in sales to these customers, would significantly reduce our net sales and have a negative effect on our operating results. For example, sales of components to Starkey Laboratories, Inc. accounted for approximately $3.7 million, or 26%, of net sales in the quarter ended September 30, 2000 and $11.8 million, or 30%, of net sales in the nine months ended September 30, 2000. Although Starkey is contractually committed to purchase a minimum quantity of components through 2001 and has placed a purchase order with us for $4 million of components for delivery in the fourth quarter 2000, Starkey has stated publicly that it does not intend to take any more product from us. We do not know, therefore, whether Starkey will honor its fourth quarter purchase order and its commitment for 2001. If Starkey were to breach its purchase order or the commitment covering 2001, or were not to buy components after 2001, our net sales and operating results would decline substantially and our gross margin would be negatively affected. In addition, Starkey's purchase commitment only covers annual periods and quarterly purchases could therefore be subject to significant fluctuation. Beyond that, we announced in our third quarter earnings release that we were taking Starkey out of our internal 2001 revenue forecasts. While Starkey is contractually committed to purchase approximately $18 million of hearing aid components in 2001, we have removed these revenues from our internal 2001 forecast and we are reevaluating our long-term relationship with Starkey.

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

WE ARE A DEFENDANT IN A CLASS ACTION LAWSUIT IN WHICH THE PLAINTIFF IS CLAIMING THAT WE AND CERTAIN OF OUR OFFICERS AND DIRECTORS VIOLATED THE FEDERAL SECURITIES LAWS.

     We are currently a defendant in a lawsuit filed in October 2000 claiming that we and certain of our officers and directors violated the federal securities laws by providing materially false and misleading information, or concealing information, about our relationship with Starkey Laboratories, Inc. This lawsuit, which is pending in the U.S. District Court for the District of Utah, purports to be brought as a class action on behalf of all purchasers of our common stock from May 2, 2000 to October 24, 2000. The complaint alleges that as a result of false statements or omissions, we were able to complete our IPO, artificially inflate our second and third quarter projections and results and have our stock trade at inflated levels. We strongly deny these allegations and will defend ourselves vigorously; however, litigation is inherently uncertain and there can be no assurance the we will not be materially affected.

WE RELY ON SEVERAL SOLE SOURCE OR LIMITED SOURCE SUPPLIERS AND MANUFACTURERS, AND OUR PRODUCTION WILL BE SERIOUSLY HARMED IF THESE SUPPLIERS AND MANUFACTURERS ARE NOT ABLE TO MEET OUR DEMAND AND ALTERNATIVE SOURCES ARE NOT AVAILABLE

     A number of key components used in our products are currently available only from a single or limited number of suppliers. For example, our proprietary digital signal processing, or DSP, chips are manufactured by a single supplier. In addition, the disposable tip used in our CONFORMA hearing aid is produced by a single supplier and the receivers and microphones used in all our products are available from only two suppliers. We also rely on contract manufacturers and are therefore subject to their performance, over which we have little control. We may be forced to cease producing our products if we experience significant shortages of critical components from these key suppliers or lose the services of our contract manufacturers. Finding a substitute part, process, supplier or manufacturer may be expensive, time-consuming or impossible.


WE ARE INCREASING OUR SALES TO HEARING INDUSTRY CONSOLIDATORS, WHICH WILL LIKELY CONCENTRATE OUR RISK

     We are selling an increasing number of branded products to several industry consolidators who have a large number of owned or franchised hearing aid clinics. As sales to these consolidators increase, we will become subject to the risk of losing these customers or incurring significant reductions in sales to these customers. In addition, we may become subject to the risk of collecting accounts receivable balances from these companies.

WE HAVE NEW PRODUCTS AND A LIMITED SELLING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS, AND OUR OPERATING RESULTS WILL SUFFER IF OUR PRODUCTS DO NOT GAIN MARKET SHARE AS RAPIDLY AS WE ANTICIPATE

     We launched NATURA, our first hearing aid line, in September 1998. We introduced our CONFORMA product in March 2000, our second-generation NATURA line, NATURA 2SE, in May 2000, and our second-generation CONFORMA product, CONFORMA 2SE, in June 2000. We have been generating revenue from selling hearing aid components for approximately two years. Accordingly, we have a limited selling history on which investors can base an evaluation of our products, business and prospects. Our revenue and income potential are unproven, and our business model will continue to evolve. For example, our "SE" products, which contain a noise reduction feature that we introduced in the second quarter of 2000, now comprise the majority of our branded product sales. If our current and new products do not gain market share as rapidly as we anticipate, our operating results will suffer.

WE HAVE HIGH LEVELS OF PRODUCT RETURNS, REMAKES AND REPAIRS, AND OUR NET SALES AND OPERATING RESULTS WILL BE LOWER IF THESE LEVELS REMAIN HIGH OR INCREASE

     We generally offer a 90-day return policy and a minimum of a one-year warranty on our branded product sales. Our components business warranty is generally 30 to 120 days. To date, we have experienced high levels of returns, remakes and repairs. Our sales returns were $2.6 million and $8.3 million in the
quarter and nine months ended September 30, 2000, respectively.   We believe
that the hearing aid industry, particularly in the United States, experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance inconsistent with consumers' expectations. We believe our return levels are within the range experienced by other hearing aid manufacturers with higher-end, higher-priced products. Our warranty costs for remake and repair were $.6 million and $1.5 million in the quarter and nine months ended September 30, 2000, respectively. We may not be able to attain lower levels of returns, remakes and repairs and, in fact, these levels may increase, which could reduce our net sales and operating results.

WE FACE AGGRESSIVE COMPETITION IN OUR BUSINESS, AND IF WE DO NOT COMPETE EFFECTIVELY OUR NET SALES AND OPERATING RESULTS WILL SUFFER

     We encounter aggressive competition from some 30 competitors worldwide, many of which have far greater sales and more extensive financial and business resources than we have. We may not be able to compete effectively with these competitors. Consolidation within the industry has accelerated in the last several years, and further consolidation could produce stronger competitors. If we fail to compete effectively, our net sales and operating results will suffer.

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

     We may not have the technical capabilities necessary to develop further technologically innovative products. In addition, any enhancements to or new generations of our products, even if successfully developed, may not generate revenue in excess of the costs of development. Our products may be rendered obsolete by changing consumer preferences or the introduction of products embodying new technologies or features by us or our competitors.

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

     To be successful, we must manufacture our products in commercial quantities in compliance with regulatory requirements at acceptable costs. We may not be able to expand our manufacturing capabilities at acceptable costs or enter into agreements with third parties with respect to these activities. We could incur significant expenses, particularly if we expand our facilities and hire additional personnel. We may seek collaborative arrangements with other companies to manufacture current products or new products. We are currently involved in doubling the physical size of our Minnesota based production facility and are planning to more than double our hearing aid production capability. We may be unsuccessful in this endeavor which could cause us to be unable to meet our current or future customer demand.

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

     We are currently exploring or testing additional distribution channels, such as selling our hearing aids through alternative or emerging retail channels. Our current initiatives or any future expansion of these initiatives could alienate our traditional hearing care professional customers. It is possible that our hearing care professional channel will react by reducing or discontinuing their purchases from us. In such a scenario the resulting loss of revenue may not be offset by our revenue from new distribution channels, and we may choose not to continue using any of these new channels. Should hearing care professionals react unfavorably to our strategy, they would likely purchase fewer of our products, which would reduce our net

                                      -13
sales and operating results.

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

     Third parties may claim that we are infringing their intellectual property rights. We have been accused of infringing two patents owned by a third party. We believe that this claim of infringement is without merit, and to that end, we commenced an action on August 4, 2000 in federal district court in Utah by which we seek a declaratory judgment that the patents are invalid and not infringed by us. We anticipate that we will incur associated litigation expenses in upcoming quarters. Although we believe that we do not infringe these patents, that they are invalid and that the ultimate outcome of this action (and any potential countersuits) will not have a material adverse effect on us, litigation is inherently uncertain and there can be no assurance that we will not be materially affected. While we do not believe that any of our products infringe the proprietary rights of third parties, we may be unaware of intellectual property rights of others that may cover some of our technology. Whether or not we actually infringe a third party's rights, any litigation regarding patents or other intellectual property could be costly and time-consuming and divert our management and key personnel from our business operations. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements.

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

     Sales of our products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approvals required by other countries may be longer than that required for FDA clearance or approval, and requirements for such approvals may differ from FDA requirements. In order to market our products in the European Union, we are required to obtain the EU's CE mark certification, which we accomplished by meeting the requirements of ISO 9001 in December 1998. Any failure to maintain our ISO 9001 certification or CE mark could significantly reduce our net sales and operating results.

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

THERE MAY BE SALES OF A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK 180 DAYS AFTER OUR PUBLIC OFFERING BY OUR STOCKHOLDERS, AND THESE SALES COULD CAUSE OUR STOCK PRICE TO FALL

     Sales of substantial amounts of our common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through equity offerings in the future. Approximately 15.5 million of the approximately
19.6 million shares of our common stock outstanding became available for resale in the public market on October 28, 2000 upon the expiration of the 180 day IPO lock-up period.

INSIDERS HAVE SUBSTANTIAL CONTROL OVER US, WHICH COULD DELAY OR PREVENT A CHANGE IN CONTROL AND MAY NEGATIVELY AFFECT YOUR INVESTMENT

     Our officers, directors and their affiliated entities together control approximately 59% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control and might affect the market price of our common stock, even when a change may be in the best interests of all stockholders.

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

                          PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We are currently a defendant in a lawsuit filed in October 2000 claiming that we and certain of our officers and directors violated the federal securities laws by providing materially false and misleading information, or concealing information, about our relationship with Starkey Laboratories, Inc. This lawsuit, which is pending in the U.S. District Court for the District of Utah, purports to be brought as a class action on behalf of all purchasers of our common stock from May 2, 2000 to October 24, 2000. The complaint alleges that as a result of false statements or omissions, we were able to complete our IPO, artificially inflate our second and third quarter projections and results and have our stock trade at inflated levels. We strongly deny these allegations and will defend ourselves vigorously; however, litigation is inherently uncertain and there can be no assurance the we will not be materially affected.

     We have been accused of infringing two patents owned by a third party. We believe that the claim of infringement are without merit, and to that end, commenced an action on August 4, 2000 in federal district court in Utah by which we seek a declaratory judgment that the patents are invalid and not infringed by us. We anticipate that we will incur associated litigation expenses in upcoming quarters. Although we believe that we do not infringe these patents, that they are invalid and the ultimate outcome of this action (and any potential counter-suits) will not have a material adverse effect on us, litigation is inherently uncertain, and there can be no assurance that we will not be materially affected.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 5, 2000, we completed the sale of an aggregate of 4,140,000 shares of our common stock, par value $0.001 per share, at a price of $14.00 per share in a firm commitment underwritten initial public offering (the "IPO"). The IPO was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-30566), which the United States Securities and Exchange Commission declared effective on May 1, 2000. Goldman, Sachs & Co., Deutsche Bank Securities, Inc. and U.S. Bancorp Piper Jaffray Inc. were the lead underwriters for the offering.

     Of the $58.0 million in aggregate proceeds we raised in the IPO, (i) $4.1 million was paid to underwriters in connection with the underwriting discount, and (ii) approximately $1.7 million was paid or will be paid in connection with offering expenses, printing fees, filing fees, and legal and accounting fees. There were no other direct or indirect payments to directors or officers of
Sonic Innovations or any other person or entity.   Through September 30, 2000,
approximately $1.0 million of the IPO proceeds were used to purchase property and equipment and $5.0 million was used to fund working capital increases. The balance has been invested in investment-grade debt securities and money market instruments. These funds may be used for general corporate purposes, including funding the Company's operations; expanding our capacity and business; further development and commercialization of our products; research and development; repayment of remaining capital lease obligations; working capital; and possible acquisitions or investments. The amounts and timing of our actual expenditures for each of these purposes may vary significantly depending upon numerous factors, including customer order levels, the status of our product development efforts, competition, marketing and sales activities and market acceptance of our products. Pending use for these or other purposes, we intend to continue to invest the balance of the IPO proceeds in short-term, investment-grade securities.

     Effective upon the closing of the IPO, all previously outstanding preferred stock converted into common stock, and we filed an Amended and Restated Certification of Incorporation in the form set forth in an exhibit to the registration statement.

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number        Description
------        -----------

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



                            SONIC INNOVATIONS, INC.
                            -----------------------
                                 (Registrant)



Date:  November 14, 2000    /s/ Stephen L. Wilson
                            ---------------------
                            Stephen L. Wilson
                            Vice President and Chief Financial Officer
                            (Duly Authorized Officer and Principal Financial
                            Officer)


