Form 10-K405
period 2000-12-31
SONIC INNOVATIONS INC
filed 2001-03-30
CIK 1105982

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        Commission File No.  000-30335
                                             ---------

                            SONIC INNOVATIONS, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)

                    Delaware                             87-0494518
                    --------                             ----------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
                or organization)                            No.)

                    2795 East Cottonwood Parkway, Suite 660
                        Salt Lake City, UT  84121-7036
                        ------------------------------
                   (Address of principal executive offices)

                                (801) 365-2800
                                --------------
             (Registrant's telephone number, including area code)

      Securities registered pursuant to section 12 (b) of the Act:  None
          Securities registered pursuant to section 12(g) of the Act:

                        Common Stock ($.001 Par Value)
                        -------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes  [_] No

Indicate by check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                [X] Yes  [_] No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $76.5 million at March 19, 2001, when the closing sale price of the stock, as reported on the Nasdaq National Market was $7.03 per share. Shares of the registrant's common stock held by executive officers, directors and holders of five percent or more of the registrant's common stock as of March 19, 2001 have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination.

As of March 19, 2001, there were 19,866,043 shares of the registrant's common stock outstanding.

                      Documents Incorporated By Reference

Portions of the Company's Annual Report to Shareholders for the year ended December 31, 2000 are incorporated by reference in Part II of this Form 10-K. Portions of the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                                    PART I

     This report contains forward-looking statements that involve risks and uncertainties. These statements refer to our future plans, objectives, expectations and intentions. These forward-looking statements include details regarding the following: growth in the hearing impaired population; implied growth of hearing aid sales generally and digital hearing aid sales in particular; increase in the percentage of sales from the digital hearing aid segment industry wide and its effect for us; expected filings of patent applications; outsourcing production of the CONFORMA product; expansion of facilities and hiring additional personnel; collaborative arrangements to manufacture current products or new products; new distribution opportunities; continuance of product improvements and new product development; ability to compete; exemption of future products and enhancements from 510(k) process; and future legal expenses. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements. Factors that could contribute to these differences are discussed in detail in the section titled "Factors That May Affect Future Performance" beginning on page 10. Investors should not consider the factors listed as a complete statement of all potential risks and uncertainties. Investors should understand that it is not possible to predict or identify all such factors that could cause actual results to differ from expectations and we are under no obligation to update these factors. Investors are cautioned not to place undue reliance on such statements, which speak only as of the date made.

ITEM 1.   BUSINESS

OUR COMPANY

     Sonic Innovations, Inc. designs, manufactures and markets advanced digital hearing aids and hearing aid components that are designed to provide the highest levels of satisfaction for hearing impaired consumers. Capitalizing on a new understanding of human hearing, we have developed patented digital signal processing (DSP) technologies and embedded them in the smallest single-chip DSP platform ever installed in a hearing aid. Our NATURA(TM) and ALTAIR(TM) product lines incorporate our DSP technologies, are among the smallest products available today and can be purchased in the five common models for hearing aids: behind-the-ear (BTE); in-the-ear (ITE); in-the-canal (ITC); mini-canal (MC); and completely-in-the-canal (CIC). Our CONFORMA(TM) product, a programmable, instant-fit completely-in-the-canal model, also incorporates our DSP technologies and is an innovative hearing aid that delivers a fast, comfortable fit in the smallest digital-based hearing aid available. We believe our hearing aids set a new standard for consumer satisfaction because they are smaller, more comfortable, more reliable and deliver more natural sound than competing hearing aids.

     We were formed as Sonix Technologies, a Utah corporation, in May 1991. We reincorporated in Delaware in 1997 and changed our name in 1998. We were primarily engaged in hearing aid research and development from our inception through the fourth quarter 1998, at which time we introduced our first branded product line, NATURA. In the second quarter 1999, we began selling hearing aid components consisting of our DSP platform to other hearing aid companies who market under their own brand names, and hearing aid kits, or faceplates, to distributors who market finished hearing aids generally under our brand names. We introduced our second brand, CONFORMA, in the first quarter 2000 and introduced our third branded line, ALTAIR, in the fourth quarter 2000.

INDUSTRY BACKGROUND

The Market

     The market for hearing aids is very large and has substantial unmet needs. Industry researchers estimate that there are approximately 300 million people worldwide, including nearly 30 million in North America, who have hearing deficits sufficiently severe to interfere with their understanding of normal, everyday speech. However, only about 20% of these persons have purchased hearing aids, and only half of these hearing aid owners routinely wear their hearing aids. It is estimated that more than two-thirds of hearing aid owners are dissatisfied with the performance of their hearing aids in noisy environments.

     The use of hearing aids is particularly low among the mild and moderate segments of the hearing impaired population. These segments, which are estimated to comprise over 80% of the hearing impaired population, often do not purchase hearing aids due to the stigma associated with wearing a hearing aid and because existing products are perceived as inadequate, uncomfortable, unreliable, expensive and unattractive. This is depicted in the chart below.

               ----------------------------------------------
                        Hearing Aid Market by Segment

               ----------------------------------------------

                Type of Hearing    Percentage       Market
                   Impairment        by Type      Penetration
               ----------------------------------------------

                      Mild             31%             4%
                    Moderate           50%            22%
                     Severe            15%            50%
                    Profound            4%            37%
               ----------------------------------------------


     Despite this low level of market penetration and high degree of dissatisfaction, worldwide retail sales of hearing aids in 2000 were approximately $5.0 billion and wholesale sales were approximately $2.0 billion. We anticipate that demographic trends, such as the aging of "baby boomers," will accelerate the growth in the size of the hearing impaired population.

     The hearing aid market can be categorized into two segments - analog and digital. Digital hearing aids were first introduced in 1996 and currently represent approximately 18% of global hearing aid sales. Despite their premium pricing, digital hearing aids represent the fastest growing segment of the market. We believe that as companies exploit the full potential of the digital platform over the next several years, the percentage of sales from digital hearing aids will increase significantly. As we are the world's only all-digital hearing aid company, we expect to benefit from this movement.

Hearing Aids

     Early hearing aids simply amplified previously inaudible sounds to an audible level, which caused sounds that were comfortable or fairly loud to become uncomfortably loud. Hence, the wearer was often forced to adjust the hearing aid volume control in order to avoid distortion and find the acceptable balance between sounds of differing intensities. This problem severely limited improvements in speech intelligibility, so hearing was, in reality, only partially improved.

     In the 1980's, hearing aids emerged that amplified sounds at different frequencies by predetermined amounts. These hearing aids were also able to limit sound amplification beyond a specified level to avoid discomfort associated with overamplification. Although hearing aids employing this technology helped somewhat and are still sold today, these hearing aids generally did not improve speech recognition to a level that satisfied users.

     In the early 1990's, multiband compression was introduced into hearing aids. This technology enabled differential amplification, which varies according to input intensity level, of two or more separate "bands" of the frequency spectrum. Many hearing aid companies have now developed analog multiband compression circuits that improve speech intelligibility from previous levels.

     By 1996, technological advances based on digital signal processing led to the first digital hearing aids. Digital technology allows for more bands to further segregate the frequency range and for more effective sound processing algorithms to be built into smaller integrated circuits that consume less power. Analog circuits can provide similar sound processing benefits, but not in the small size, low-power integrated circuits required for small hearing aids.

     Over 40% of today's hearing aids are classified as "premium" hearing aids. Premium hearing aids are often called "programmables" because a prescriptive correction adapted to an individual's hearing loss is programmed into each hearing aid. Sophisticated multiband compression circuits enable these hearing aids to deliver differential amplification in the frequency bands where it is most needed. Some of these hearing aids have analog signal processing and digital programming, while some have digital signal processing and digital programming.

Hearing Impairment

     The major causes of hearing loss are aging, noise exposure, disease and injury. Hearing loss is usually gradual and painless, in many cases developing so slowly that it can be unnoticeable to the hearing impaired person, even though family, business associates and friends may be quite aware of it. The effects of any hearing loss can be severe, often dramatically changing the affected person's lifestyle. In adults, hearing loss creates coping mechanisms, which may include isolation from family and friends and a reluctance to participate in public events. In children, hearing loss may negatively affect the ability to learn, the development of communication skills and the ability to interact with others.

     Approximately 90% of all permanent hearing impairments are characterized as sensorineural losses, and the remaining 10% are characterized as conductive losses. Conductive losses, which are caused by structural imperfections in the ear, can generally be corrected by surgery. Sensorineural losses, which stem from deterioration of or damage to the cochlea, typically cannot be improved by medical or surgical means. Hearing aids offer the most effective means of overcoming sensorineural losses.

     In the case of sensorineural hearing loss, all sounds are not affected equally. Typically, higher frequencies are more difficult to perceive than lower frequencies. Accordingly, the first sounds to "disappear" are those that have the highest pitches, such as women's and children's voices and birds signing. Furthermore, speech becomes much more difficult to comprehend since it is the softer, higher-pitched consonants that provided essential information to facilitate discrimination among words. Consider the following word list: cat, hat, fat, sat. Without the ability to clearly hear the first letter of each of these words, a person is rendered helpless to comprehend what is being said. As a result, people with hearing losses often complain that they can hear others talking but do not understand what is being said. An example of the impact of high-frequency hearing loss is illustrated by this chart which shows the high-frequency sounds of consonants fall outside the hearing threshold of the hearing impaired person.



              [GRAPH]              Normal hearing
                                   (softest sounds a normal
                                   hearing person hears)

                                   Normal sound levels for
                                   vowels and consonants

                                   Sound levels at which a
                                   representative hearing
                                   impaired person hears

                                   Very loud sounds

Many consonant sounds may be outside the hearing impaired person's hearing range.

Obtaining A Hearing Aid

     An individual who seeks help for a sensorineural hearing loss is often referred by an ear-nose-throat physician to a hearing care professional - an audiologist or a hearing aid dispenser. Most hearing aids, particularly in the United States, are custom-made to each individual's ear canal, particularly for users in the mild to moderate loss category. The hearing care professional first performs an audiologic examination before taking an impression of the person's ear canals with a liquid silicone material that hardens to the approximate shape of the canal. This impression is sent to the manufacturer who then builds an aid with a custom shell that matches the impression. This process usually requires about one week. There is considerable art and craftsmanship associated with creating custom hearing aids that fit comfortably. A great deal of judgment is involved in shaping the final shell. If the aid does not fit the patient properly, the hearing care professional may make small modifications to the shell or send the hearing aid back to the manufacturer for a remake. It is quite common for a new hearing aid to require remaking, which often requires an additional week.

OUR TECHNOLOGY

     Our technology strategy is to combine a number of distinct technologies, supported by 47 patents and patent applications in process to date, to produce premium digital hearing aids. We seek to protect our intellectual property through patents, licenses and non-disclosure agreements. We hold 12 U.S. patents, and we are the exclusive licensee for hearing aid and hearing protection applications under two patents held by Brigham Young University. We have 31 patent applications pending and have drafted four other patent applications we expect to file in 2001. The core of our technology is our proprietary digital signal processing platform, which is based on a significant advancement in the understanding of human hearing. Using state-of-the-art chip design capabilities, we have embedded our proprietary algorithms into the smallest, single-chip DSP platform available in a hearing aid today. As a result, our NATURA and ALTAIR products are among the smallest hearing aids available, and our CONFORMA product is the smallest digital-based hearing aid available today.

Digital Signal Processing Technologies

     Our proprietary DSP platform contains a patented set of algorithms that are based on a new understanding of human hearing. These algorithms pre-process the incoming sound and present it to the impaired cochlea in a way that restores natural loudness perception and preserves the cues necessary for speech understanding. In addition, our DSP platform processes sound at a rate we believe to be significantly faster than other digital hearing aids. Traditionally, these hearing aids have not processed sounds quickly enough to allow a wearer to "localize" sounds, or ascertain which direction a sound is coming from. We believe that our products are the first to solve this problem, thus providing a much more natural hearing experience and restoring lost localization and directionality of sound.

Single Chip Solution

     Using state-of-the-art chip design capabilities, we have embedded our proprietary DSP technologies into a single chip that is the smallest, most sophisticated DSP chip available in a hearing aid today. No other hearing aid company has introduced a single-chip DSP solution. This proprietary DSP chip is an advanced, energy-efficient integrated circuit that powers frequency-specific, level-dependent, multi-channel features. The result of this convergence of advanced hearing science and leading edge digital technology is a family of hearing aids that we believe delivers a more natural, lifelike listening and communication experience and addresses the specific auditory needs of the hearing impaired.

OUR PRODUCTS

     We have packaged our proprietary technologies into a broad line of premium digital hearing aids that offer what we believe is superior sound quality, smaller size, enhanced personalization and increased reliability at competitive prices. All of our products incorporate our proprietary DSP platform and are programmable to address the hearing loss of the individual user. We currently sell our branded products both as completed hearing aids and as hearing aid kits, or faceplates, to distributors who then market finished hearing aids generally under our brand names. In addition, we sell hearing aid components consisting of our DSP platform to other hearing aid manufacturers who then market their private label products containing our DSP platform.

     Our DSP platform used in NATURA 2 SE, ALTAIR and CONFORMA 2 SE provides advanced, customized sound processing through its nine independent channels; employs fast-acting, narrow-band compression to allow response to speech cues and other sounds in real time; and utilizes proprietary expansion technology to reduce the annoyance of some low-intensity sounds. These features are described in more detail below.

Nine Independent Channels

     Our products deliver a more natural, lifelike sound quality because they incorporate unique design features based on the characteristics of the human cochlea. Like the cochlea, our DSP platform processes frequencies within narrow bands. Specifically, our DSP chip contains nine independent compression channels programmable with one decibel (dB) accuracy. This allows our products to be personalized for each hearing loss with unprecedented accuracy.

Fast-Acting Narrow-Band Compression

     Our products contain the only DSP platform sophisticated enough to employ both fast-acting and narrow-band compression, which produces virtually instantaneous volume adjustments to sounds in the various frequencies. Consequently, our products are designed to respond to speech cues and other sounds in real time - without a delay. Many of today's digital hearing aids use wide-band compression. With wide-band technology, signals that would be distinct from each other to a person with normal hearing will not necessarily be processed distinctly by the hearing aid. Our nine channel narrow-band compression can process these sounds separately and distinctly.

Expansion

     To address a common complaint with traditional wide dynamic range compression (WDRC) hearing aids - the fact that they are noisy in relatively quiet environments - we have adapted a technology called "expansion" from the professional audio field. Traditional WDRC aids apply the highest level of gain (volume) to the softest sounds, including non-speech sounds. As a result, individuals often complain that non-speech soft sounds get too loud and become annoying. The expansion technology in our products, however, actually reduces the volume for low-intensity sounds and can be set to meet each individual's needs. As a result, our products are quieter, without compromising volume for normal-intensity sounds.

Program Tones

     We've also added tones that tell users when they have changed from one program (memory) to another. In addition, a set of distinct tones alert users when the battery is low. The volume of these tones is adjustable, so they can be set to the appropriate level for each patient.

Noise Reduction

     Perhaps the number one complaint among hearing aid wearers is their inability to hear conversation in the presence of background noise. Most traditional hearing aids not only fail to reduce background noises - they actually amplify them. Both our NATURA 2 SE and CONFORMA 2 SE hearing aids offer our Personalized Noise Reduction(TM) technology. This patent-pending technology detects and reduces many background noises to provide the hearing impaired consumer with a more comfortable listening and communication experience. And because it is based on each hearing impaired consumer's particular hearing needs, NATURA 2 SE and CONFORMA 2 SE are the first and only hearing aids with truly personalized noise reduction technology. Noise reduction reduces unwanted background noises and applies gain (volume) only to speech-like inputs in each of our nine independent channels. This results in an improved "signal-to-noise ratio" because the amplitude (loudness) of the noise is reduced without altering the amplitude of speech.

EXPRESSfit(TM) Software

     In order to ensure that our new model of human hearing and state-of-the-art technologies are properly programmed to the individual needs of the hearing aid wearer, we have developed a proprietary programming system, EXPRESSfit, which enables our hearing aids to be easily configured by the hearing care professional to the unique needs of each wearer. The advanced technology of our sophisticated DSP chip is programmed by our software to make sure that sounds within each half octave frequency range are amplified appropriately in the right contrast to sounds in every other channel. Initially presented on a novel hand-held PalmPilot platform, it has also been adapted to work within NOAH, a popular PC-based industry programming and fitting standard. EXPRESSfit is an integral part of ensuring that our technologically advanced hearing aids meet the needs of each individual hearing aid wearer.

     Our NATURA and ALTAIR product lines incorporate our DSP platform, are among the smallest products available today and can be purchased in the five common models for hearing aids: behind-the-ear (BTE); in-the-ear (ITE); in-the-canal
(ITC); mini-canal (MC); and completely-in-the-canal (CIC).

     Our CONFORMA product is an innovative hearing aid configuration that also contains our DSP platform and delivers a fast, comfortable fit in the smallest digital-based hearing aid available. CONFORMA physically consists of two parts: a tiny core about the size of a pencil eraser that contains the product's electronics, and a soft disposable tip that conforms to the shape of the wearer's ear canal. This compressible, foam tip eliminates the need to custom mold a hard plastic shell to fit the wearer's ear canal, both increasing comfort for the wearer and enabling a custom fit in a single visit. CONFORMA fits in the ear canal of the wearer, making it nearly invisible and eliminating the stigma of wearing a hearing aid. We have priced CONFORMA to provide a superior price/value package to the consumer. Because CONFORMA is not custom-molded, should a wearer choose to return CONFORMA, the hearing care professional can simply repackage it for resale to another consumer rather than returning it to the manufacturer for credit. As a standardized product, CONFORMA eliminates the need for costly remakes. The disposable nature of the tip eliminates the major cause of manufacturer repairs by allowing the wearer to simply replace the tip at regular intervals to avoid the build-up of earwax in the device.

     We are capitalizing on the rapid growth of the digital segment of the hearing impaired market not only by selling our branded products, but also by selling hearing aid components consisting of our DSP platform to established hearing aid companies that lack a satisfactory digital product line. These companies incorporate our DSP platform into hearing aids of their own design that they then sell under their own brand names. This aspect of our business is not as strategically important for us as selling our branded products.

MANUFACTURING

     We have manufacturing facilities in Salt Lake City, Utah; Eagan, Minnesota; and near Copenhagen, Denmark. We perform the majority of our manufacturing at our Eagan facility near Minneapolis, where the presence of many major hearing aid and medical device companies has created a skilled labor pool that we have been able to access. Our manufacturing operations consist of the following activities:

     .  overseeing the production of the DSP platform used in our products;
     .  assembling and testing the electronic subsystems;
     .  fabricating custom hearing aid shells;
     . integrating the electronic components into the hearing aid shell; and . testing and calibrating the finished hearing aid.

     We assemble our custom NATURA and ALTAIR completely-in-the-canal, mini-canal, in-the-canal and in-the-ear products according to specifications received from hearing care professionals. After receiving an impression of the wearer's ear canal and programming requirements of the hearing aid, the custom shell and electronic subsystems are assembled. Our NATURA and ALTAIR behind-the-ear products are assembled using a standard plastic housing and are not custom-molded for a wearer's ear.

     In contrast, CONFORMA is assembled using standardized components, consisting of an electronic subsystem, a metal housing, or core, and disposable foam tips, and thus eliminates custom-molding steps associated with traditionally configured hearing aids. We are currently producing CONFORMA products internally and externally. However, we anticipate that we will eventually outsource all production of the CONFORMA product.

     To be successful, we must manufacture our products in commercial quantities in compliance with regulatory requirements at acceptable costs. In the third quarter of 1999, we relocated our manufacturing facility from Salt Lake City, Utah to Eagan, Minnesota and we are currently expanding our facility and increasing our production capacity. We could incur significant expenses as we expand our facilities and hire additional personnel. We may seek collaborative arrangements with other companies to manufacture current products or new products. If we rely on third parties to manufacture our products, our profit margins and our ability to develop and deliver these products on a timely basis may suffer. Moreover, these third parties may not perform adequately, and any failures by these parties may impair our ability to deliver products on a timely basis or otherwise harm our competitive position and market success.

     A number of key components used in our products are currently available only from a single or limited number of suppliers. For example, our proprietary digital signal processing chips are manufactured by a single supplier. Our relationship with this supplier is critical to our business because our proprietary DSP chip is integral to our products and because only a small number of suppliers would be able or willing to produce our chip in the relatively small quantities and with the exacting specifications we require. Under our agreement with this supplier, we are required to make minimum annual purchases, which may be higher than our requirements. In addition, the disposable tips used in our CONFORMA hearing aid are produced by a single supplier, and the receivers and microphones used in all our products are available from only two suppliers. We also rely on contract manufacturers and are therefore subject to their performance, over which we have little control. We may be forced to cease producing our products if we experience significant shortages of critical components from these key suppliers or lose the services of our contract manufacturers. Finding a substitute part, process, supplier or manufacturer may be expensive, time-consuming or impossible.

PRODUCT RETURNS, REPAIRS AND REMAKES

     The hearing aid industry experiences high levels of product returns, remakes and repairs due to factors such as statutorily required liberal return policies and product performance inconsistent with consumers' expectations. This has been particularly true for companies like ours that sell premium-performance, premium-priced devices. We generally offer a 90-day return policy and a minimum of a one-year warranty for our branded products. To date, we have experienced high levels of returns, remakes and repairs. We experienced product quality issues during the first half of 1999, which added to these high levels of returns, remakes and repairs. Sales returns were $12.9 million in 2000 and $8.4 million in 1999. Our warranty (remake and repair) costs were $1.6 million in 2000 and $1.0 million in 1999. Although we have taken measures to reduce the levels of returns, remakes and repairs on our products, we may not be able to attain lower levels and these levels may increase, either of which could reduce our net sales and operating results.

SALES AND MARKETING

     Hearing aids have traditionally been dispensed (sold to the consumer) by hearing care professionals. Due to the hearing care professional's influence over a consumer's choice of a hearing aid brand, we believe that developing and maintaining strong relationships with hearing care professionals is the most critical aspect of our sales and marketing strategy. As a result, we aim to deliver a high level of customer service and support to our hearing care professionals. In addition, we believe that this high level of customer service is imperative for building our brands.

     In the U.S., there are approximately 5,000 degreed audiologists and 7,000 hearing aid dispensers who sell hearing aids. We position our products as premium-priced, premium-performance hearing aids and therefore, our direct sales force targets select hearing care professionals who are capable of and interested in dispensing premium digital hearing aids. We currently sell our branded products directly to over 1,000 hearing care professional accounts in the U.S.

     As of December 31, 2000, our U.S. sales force was comprised of approximately 24 sales people, including external sales people, inside sales people and trainers. In addition, we extensively utilize contract trainers. This group both sells to and trains hearing care professionals in order to differentiate our brands and to ensure proficiency with programming and fitting. We also advertise our products to hearing care professionals through promotional materials, trade publications and conventions. Our sales force is responsible for executing loyalty programs and cooperative advertising programs with specific customers to generate demand for our brands.

     Outside the U.S., we sell our branded products through a network of established distributors throughout much of Europe, Japan, Canada and Australia. In 1998, we established Sonic Innovations A/S, a wholly owned subsidiary located in Denmark, to drive European sales and marketing efforts. Sonic Innovations A/S sells to hearing aid distributors in most European markets, who in turn sell to hearing care professionals. Sonic Innovations A/S also sells our branded products on a direct basis to hearing care professionals in Germany, Europe's largest hearing aid market. In Japan, we have entered into an agreement with Hoya Healthcare Corporation to serve as our exclusive distributor of branded products. Distribution agreements generally cover multi-year periods and are terminable for non-performance.

     To further our marketing effort, we sometimes use advertising, public relations and market research agencies. These organizations work in tandem with our internal marketing team to communicate our brands' advantages to customers. We may in the future implement direct-to-consumer advertising and promotion campaigns that reflect our belief that both consumers and hearing care professionals are important to the success of our products.

     We believe that the evolution of the current distribution channel, combined with the characteristics of our branded products, particularly the ease of fitting and reduced hearing aid returns, remakes and repairs, will create new distribution opportunities. We are exploring alternative and emerging distribution channels, and are currently selling to large hearing care chains and other chain-based retailers.

CUSTOMERS

     In addition to selling finished hearing aids to a large number of hearing care professionals and distributors, we also sell hearing aid components to a limited number of hearing aid manufacturers. These arrangements have accounted for a significant portion of our net sales to date, but that portion is declining as our branded product sales have increased and our component sales have decreased. One component customer, Starkey Laboratories, Inc., accounted for $12.3 million, or 24%, of net sales in 2000 and $7.3 million, or 26%, of net sales in 1999. Starkey has placed purchase orders with us for $2 million of components for delivery in each of the first two quarters of 2001. If Starkey fails to honor these orders or decides not to buy components after the second quarter 2001, our net sales and operating results would decline and our gross margin would be negatively affected.

     Our customers are not generally contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time. If any of our larger customers were to stop or delay purchases, our net sales and operating results would be adversely affected, particularly on a quarterly basis. We may be unable to retain our current customers, and we may be unable to recruit replacement or additional customers. We are selling an increasing number of branded products to several audiology clinic consolidators who have a large number of owned or franchised hearing aid clinics. If sales to these consolidators increase, we will become subject to the risk of losing these customers or incurring significant reductions in sales to these customers. In addition, we may become subject to the risk of collecting accounts receivable balances from these companies.

RESEARCH AND DEVELOPMENT

     We continue to work on both product improvements and new product development, and expect to continue both activities in the future at increasing levels. We intend to use product improvements and new product development to enhance our competitive position in the market. As of December 31, 2000, there were 46 employees actively involved in research, development, clinical and regulatory activities. Their skills include audiology, clinical research, integrated circuit engineering, software engineering and materials science. For the years ended December 31, 2000, 1999 and 1998, we expended $7.9 million, $7.0 million and $5.8 million, respectively on research and development.

COMPETITION

     We encounter aggressive competition from a number of hearing aid competitors worldwide. We compete principally with larger companies - Siemens GmbH, Starkey Laboratories, Inc., Widex A/S, William Demant Holding A/S (through its Oticon and Bernafon divisions), Phonak S.A. and Great Nordic A/S (through its GN ReSound division) - all of which have established products and substantially greater financial, sales and marketing, manufacturing and development resources than we currently possess. Our competitors may develop products that are more effective in treating hearing loss than our own products, thus rendering our technologies and products obsolete or uncompetitive. We may not be able to compete effectively with these competitors. Consolidation within the industry has accelerated in the last several years, and further consolidation could produce stronger competitors. The number of companies who have a manufacturing and marketing presence in the hearing aid industry is approximately one-half of what it was in 1990. Consolidation in the hearing aid industry has accelerated in the last two years, as evidenced by the acquisitions of Beltone, Dahlberg/Miracle Ear, ReSound, Philips and Unitron. In addition, some of our larger competitors have enhanced their competitive positions relative to ours by buying hearing aid distribution operations and bundling products and services to hearing care professionals. If we fail to compete effectively, our net sales and operating results will suffer. For instance, we may have to reduce the prices of our products to stay competitive.

     The digital segment of the hearing aid industry is characterized by increasing competition and rapid new product introductions. The proliferation of digital hearing aids is likely to lead to increasing price pressure and intense marketing campaigns as each company tries to differentiate its product from the others. We compete primarily on the basis of sound quality; technology; size, particularly in completely-in-the-canal models; quality; comfort; reliability; price; ease of fitting the hearing aid; marketing, sales and distribution capabilities; and customer service, support and training. We believe we compete favorably on each of these factors.

PATENTS, LICENSES AND TRADE SECRETS

     We currently hold 12 U.S. patents and are the exclusive licensee for hearing aid and hearing protection applications under two patents held by Brigham Young University. We also have 31 patent applications pending.

     Under our 1995 license agreement with BYU, as amended in 1996 and 2000, we have an exclusive worldwide license to utilize certain technology, including patents and patents pending involving hearing aid signal processing, audio signal processing and hearing compression, including the fundamental sound processing algorithm incorporated into our DSP platform. Under this agreement, which expires in 2013 on the expiration of the last claim of the patents, we are responsible for the payment of all fees and costs associated with filing and maintaining patent rights. As consideration for the license, we issued 105,567 shares of our common stock, paid $330,000 to date, and will pay an additional $250,000 in 2001.

     In 1997, we entered into another license agreement with BYU giving us the perpetual right to use specified "noise suppression" technologies owned by BYU. We have exclusive worldwide rights to use these technologies in hearing aid and hearing protection applications and a non-exclusive right to use them for other applications. We are required to make royalty payments to BYU equal to 0.5% of gross sales derived from products containing the licensed technologies.

  In 2000, we paid $1,800,000 to K/S HIMPP, a Danish partnership that owns approximately 200 patents that are considered essential for the sale of programmable hearing aids, for a fully paid up license. No further royalties are owed to K/S HIMPP for the use of the licensed patents.

     In 1999, in order to resolve a claim of patent infringement made by one of our competitors, we entered into a license agreement under which we agreed to pay a royalty of 1.5% on all net sales of hearing aids and components from October 1998 through September 2001.

     Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and licensing arrangements to establish and protect our proprietary technology. If we fail to successfully enforce our intellectual property rights, our competitive position will suffer. We also rely on trade secret information, technical know-how and innovation to expand our proprietary position. We require our employees and consultants to execute non-disclosure and assignment of inventions agreements upon commencement of their employment or engagement.

     We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and may lose our competitive position in the market before we do so. In addition, competitors may design around our proprietary technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries. Our pending patent and trademark registration applications may not be allowed or competitors may challenge the validity or scope of these registrations. In addition, our patents may not provide us with a significant competitive advantage.


GOVERNMENT REGULATION

     Our products are considered to be medical devices and are, accordingly, subject to regulation in the United States by the Food and Drug Administration
(FDA), which may hamper the timing of our product introductions or subject us to costly penalties in the event we fail to comply.

     Generally, medical devices must either receive premarket clearance from the FDA through the 510(k) process or be an exempt product. Although we received 510(k) clearance for our EXPRESSfit fitting and programming system and CONFORMA hearing aid, we believe our future products and enhancements are exempt from the 510(k) process. We must comply with facility registration and product listing requirements of the FDA and adhere to its Quality System regulations. The FDA enforces the Quality System regulations through periodic inspections, which we have yet to undergo. If we or any third-party manufacturers of our products do not conform to the Quality System regulations, we will be required to find alternative manufacturers that do conform, which could be a long and costly process. Noncompliance with applicable FDA requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production or criminal prosecution.

     Sales of our products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approvals required by other countries may be longer than that required for FDA clearance or approval, and requirements for such approvals may differ from FDA requirements. In order to market our products in the member countries of the European Union (EU), we are required to obtain the EU's CE mark certification, which we accomplished by meeting the requirements of ISO 9001 in December 1998. Any failure to maintain our ISO 9001 certification or CE mark could significantly reduce our net sales and operating results.


EMPLOYEES

     As of December 31, 2000, we had 342 employees, including 32 in administration, 57 in sales and marketing, 46 in research, development, clinical and regulatory, 165 in operations and 42 in Europe. None of our employees are represented by a labor union. We have not experienced any work stoppages, and consider relations with our employees to be good.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

     Our future results, plans, objectives, expectations and intentions could be affected by any of the following "risk factors." Investors should understand that it is not possible to predict or identify all such factors, and we are under no obligation to update these factors. Investors should not consider all factors listed as a complete statement of all potential risks and uncertainties.

WE HAVE A HISTORY OF LOSSES AND NEGATIVE CASH FLOWS FROM OPERATING ACTIVITIES, AND EXPECT OUR OPERATING EXPENSES TO CONTINUE TO INCREASE

     We have an accumulated deficit of $46.0 million for the period from inception through December 31, 2000. We incurred a net loss of $3.2 million and negative cash flow of $7.1 million from operating activities for the year ended December 31, 2000. We have not achieved profitability on an annual basis. We may incur net losses and negative cash flows in the future. We intend to increase our operating expenses and therefore, must generate additional revenue to achieve profitability on an annual basis. The size of our losses and whether or not we achieve profitability will depend in significant part on the rate of growth of our net sales. Consequently, it is possible that we will not achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

OUR FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE

     Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Factors that may cause fluctuations in our operating results include the following: cancellation or changes in the timing of product orders, particularly significant orders from other hearing aid manufacturers for our hearing aid components or from audiology clinic consolidators for our branded products; demand for and market acceptance of our products; manufacturing problems; high levels of returns, remakes and repairs; litigation expenses; changes in our product or customer mix; competitive pressures resulting in lower selling prices or significant promotional costs; unanticipated delays or problems in the introduction of new products; inaccurate forecasting of revenues; and the announcement or introduction of new products or services by our competitors.

     If net sales for a particular period were below our expectations, it is unlikely that we would proportionately reduce our operating expenses for that period. Therefore, any revenue shortfall would have a disproportionately negative effect on our operating results for the period. You should not rely on our results for any one quarter as an indication of our future performance. In future quarters, our operating results may be below the expectations of public market analysts or investors. If this occurs, our stock would very likely decrease.

THE LOSS OF ANY LARGE CUSTOMER OR ANY CANCELLATION OR DELAY OF A SIGNIFICANT PURCHASE BY A LARGE CUSTOMER COULD SIGNIFICANTLY REDUCE OUR NET SALES AND HARM OUR OPERATING RESULTS

     We anticipate that our operating results in any given period will continue to depend upon revenues from a small number of large customers. Our customers are not generally contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time regardless of any forecast they may have previously provided. We may be unable to retain our current customers, and may be unable to recruit replacement or additional customers. We are selling an increasing number of branded products to several audiology clinic consolidators who have a large number of owned or franchised hearing aid clinics. If sales to these consolidators increase, we will become subject to the risk of losing these customers or incurring significant reductions in sales to these customers. In addition, we may become subject to the risk of collecting accounts receivable balances from these companies.

     We also sell hearing aid components to a limited number of hearing aid manufacturers. These arrangements have accounted for a significant portion of our net sales to date. The loss of any of these large customers, or a significant reduction in sales to these customers, would significantly reduce our net sales and have a negative effect on our operating results. For example, sales of components to Starkey Laboratories, Inc., one of our large competitors, accounted for approximately $12.3 million, or 24%, of net sales for the year ended December 31, 2000. Although Starkey has placed purchase orders with us for approximately $2 million of components for delivery in each of the first two quarters of 2001, if Starkey were not to honor its purchase orders, or were not to buy components after the second quarter 2001, our net sales and operating results would decline and our gross margin would be negatively affected. While Starkey's account receivable balance with us is current (they have paid for all products shipped to them through December 31, 2000), we are subject to the risk of collecting the outstanding accounts receivable balance of $2.0 million as it comes due.

WE ARE A DEFENDANT IN A CLASS ACTION LAWSUIT IN WHICH THE PLAINTIFF IS CLAIMING THAT WE AND CERTAIN OF OUR OFFICERS AND DIRECTORS VIOLATED THE FEDERAL SECURITIES LAWS.

     We are currently a defendant in a lawsuit filed in October 2000 claiming that we and certain of our officers and directors violated the federal securities laws by providing materially false and misleading information, or concealing information, about our relationship with Starkey Laboratories, Inc. This lawsuit, which is pending in the U.S. District Court for the District of Utah, purports to be brought as a class action on behalf of all purchasers of our common stock from May 2, 2000 to October 24, 2000. The complaint alleges that as a result of false statements or omissions, we were able to complete our IPO, artificially inflate our projections and results and have our stock trade at inflated levels. We strongly deny these allegations and will defend ourselves vigorously; however, litigation is inherently uncertain and there can be no assurance that we will not be materially affected. We anticipate that we will incur associated litigation expense in connection with this action in future quarters.

WE RELY ON SEVERAL SOLE SOURCE OR LIMITED SOURCE SUPPLIERS AND MANUFACTURERS, AND OUR PRODUCTION WILL BE SERIOUSLY HARMED IF THESE SUPPLIERS AND MANUFACTURERS ARE NOT ABLE TO MEET OUR DEMAND AND ALTERNATIVE SOURCES ARE NOT AVAILABLE

     A number of key components used in our products are currently available only from a single or limited number of suppliers. For example, our proprietary digital signal processing chips are manufactured by a single supplier. Our relationship with this supplier is critical to our business because only a small number of suppliers would be able or willing to produce our chip in the relatively small quantities and with the exacting specifications we require. In addition, the disposable tip used in our CONFORMA hearing aid is produced by a single supplier and the receivers and microphones used on all our products are available from only two suppliers. We also rely on contract manufacturers and are therefore subject to their performance, over which we have little control. We may be forced to cease producing our products if we experience significant shortages of critical components from these key suppliers or lose the services of our contract manufacturers. Finding a substitute part, process, supplier or manufacturer may be expensive, time-consuming or impossible.

WE HAVE NEW PRODUCTS AND A LIMITED SELLING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS, AND OUR OPERATING RESULTS WILL SUFFER IF OUR PRODUCTS DO NOT GAIN MARKET SHARE AS RAPIDLY AS WE ANTICIPATE

     We launched NATURA, our first hearing aid line, in the fourth quarter 1998. We introduced our CONFORMA product in the first quarter 2000; our second-generation NATURA line, NATURA 2SE, and our second-generation CONFORMA product, CONFORMA 2SE, in the second quarter 2000; and our ALTAIR line in the fourth quarter 2000. We have been generating revenue from selling hearing aid components for approximately two years. Accordingly, we have a limited selling history on which investors can base an evaluation of our products, business and prospects. Our revenue and income potential are unproven, and our business model will continue to evolve. For example, our "SE" products, which contain a noise reduction feature that we introduced in the second quarter 2000, now comprise the majority of our branded product sales. If our current and new products do not gain market share as rapidly as we anticipate, our operating results will suffer.

WE HAVE HIGH LEVELS OF PRODUCT RETURNS, REMAKES AND REPAIRS, AND OUR NET SALES AND OPERATING RESULTS WILL BE LOWER IF THESE LEVELS REMAIN HIGH OR INCREASE

     We generally offer a 90-day return policy and a minimum of a one-year warranty on our branded products. Our components warranty is generally 30 to 120 days. To date, we have experienced high levels of returns, remakes and repairs. Our sales returns were $12.9 million for the year ended December 31, 2000. We believe that the hearing aid industry, particularly in the United States, experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance inconsistent with consumers' expectations. We believe our return levels are within the range experienced by other hearing aid manufacturers with premium-performance, premium-priced products. Our warranty cost for remakes and repairs was $1.6 million for the year ended December 31, 2000. We may not be able to attain lower levels of returns, remakes and repairs and, in fact, these levels may increase, which could reduce our net sales and operating results.

WE FACE AGGRESSIVE COMPETITION IN OUR BUSINESS, AND IF WE DO NOT COMPETE EFFECTIVELY OUR NET SALES AND OPERATING RESULTS WILL SUFFER

     We encounter aggressive competition from a number of competitors worldwide, many of which have far greater sales and more extensive financial and business resources than we have. We may not be able to compete effectively with these competitors. Consolidation within the industry has accelerated in the last several years, and further consolidation could produce stronger competitors. If we fail to compete effectively, our net sales and operating results will suffer.

IF WE FAIL TO DEVELOP NEW AND INNOVATIVE PRODUCTS, OUR COMPETITIVE POSITION WILL SUFFER

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

     Selling hearing aid components to our competitors may place us in a vulnerable position. We may find that these competitors are able to capture a larger portion of the hearing aid market, limiting our ability to expand our share of the hearing aid market. This could harm our net sales growth and operating results.

WE HAVE LIMITED MANUFACTURING EXPERIENCE AND MAY BE UNABLE TO EXPAND OUR MANUFACTURING CAPABILITIES SUFFICIENTLY OR TO FIND THIRD PARTIES TO MANUFACTURE OUR PRODUCTS, WHICH WOULD LIMIT OUR ABILITY TO DEVELOP AND DELIVER SUFFICIENT QUANTITIES OF PRODUCTS IN A TIMELY MANNER

     To be successful, we must manufacture our products in commercial quantities in compliance with regulatory requirements at acceptable costs. We may not be able to expand our manufacturing capabilities at acceptable costs or enter into agreements with third parties with respect to these activities. We could incur significant expenses, particularly as we expand our facilities and hire additional personnel. We may seek collaborative arrangements with other companies to manufacture current products or new products. We are currently involved in doubling the physical size of our Minnesota based production facility and are planning to more than double our hearing aid production capability. We may be unsuccessful in this endeavor which could cause us to be unable to meet our current or future customer demand.

THIRD PARTIES HAVE CLAIMED AND MAY CLAIM IN THE FUTURE THAT WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY, AND WE COULD SUFFER SIGNIFICANT EXPENSE OR BE PREVENTED FROM SELLING PRODUCTS IF THESE CLAIMS ARE SUCCESSFUL

     Third parties may claim that we are infringing their intellectual property rights. We have been accused of infringing two patents owned by a third party. We believe that this claim of infringement is without merit, and to that end, we commenced an action on August 4, 2000 in Federal District Court in Utah by which we seek a declaratory judgment that the patents are invalid and not infringed by us. We anticipate that we will incur associated litigation expense in future quarters. Although we believe that we do not infringe these patents, that they are invalid and that the ultimate outcome of this action (and any potential countersuits) will not have a material adverse effect on us, litigation is inherently uncertain and there can be no assurance that we will not be materially affected. While we do not believe that any of our products infringe the proprietary rights of third parties, we may be unaware of intellectual property rights of others that may cover some of our technology. Whether or not we actually infringe a third party's rights, any litigation regarding patents or other intellectual property could be costly and time-consuming and divert our management and key personnel from our business operations. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements.

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

     We are currently exploring or testing additional distribution channels, such as selling our hearing aids through alternative or emerging retail channels. Our current initiatives or any future expansion of these initiatives could alienate our traditional hearing care professional customers. It is possible that our hearing care professional channel will react by reducing or discontinuing their purchases from us. In such a scenario, the resulting loss of revenue may not be offset by our revenue from new distribution channels, and we may choose not to continue using any of these new channels. Should hearing care professionals react unfavorably to such a strategy, they would likely purchase fewer of our products, which would reduce our net sales and operating results.

WE ARE DEPENDENT ON INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO A VARIETY OF RISKS THAT COULD RESULT IN LOWER INTERNATIONAL SALES

     We anticipate that international sales will continue to account for a material portion of our sales. Our reliance on international sales and operations exposes us to related risks and uncertainties which, if realized, could cause our international sales and operating results to decrease. For example, in order to market our products in the European Union, we are required to have the EU's CE mark certification. Any failure to maintain our ISO 9001 certification or CE mark would significantly reduce our net sales and operating results. In addition, we face foreign currency risks primarily as a result of the revenues we receive from sales made outside the U.S. and from the intercompany account balance between our U.S. and Danish companies. Fluctuations in the exchange rates between the U.S. dollar and other currencies could increase the sales price of our products in international markets where the prices of our products are denominated in U.S. dollars or lead to currency exchange losses where the prices of our products are denominated in local currencies.

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

IF WE FAIL TO COMPLY WITH FOOD AND DRUG ADMINISTRATION REGULATIONS, WE MAY SUFFER FINES, INJUNCTIONS OR OTHER PENALTIES

     Our products are considered to be medical devices and are, accordingly, subject to regulation in the United States by the Food and Drug Administration ("FDA"), which may hamper the timing of our product introductions or subject us to costly penalties in the event we fail to comply. We must comply with facility registration and product listing requirements of the FDA and adhere to its Quality System regulations. Noncompliance with applicable FDA requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production or criminal prosecution.

TECHNOLOGY STOCKS HAVE EXPERIENCED EXTREME VOLATILITY, AND OUR STOCK PRICE COULD BE EXTREMELY VOLATILE. CONSEQUENTLY, YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE YOU PAID FOR THEM

     The stock market in general, and technology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. Since our initial public offering, the market price of our common stock has been volatile.

THERE MAY BE SALES OF A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK BY PRE-INITIAL PUBLIC OFFERING SHAREHOLDERS, AND THESE SALES COULD CAUSE OUR STOCK PRICE TO FALL

     Sales of substantial amounts of our common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our common stock. Approximately 15.5 million of the approximately 19.8 million shares of our common stock outstanding became available for resale in the public market upon the expiration of the 180-day IPO lock-up period in October 2000. A large portion of our outstanding shares continue to be held by venture capital firms that have not yet distributed their shares to their limited partners.

INSIDERS HAVE SUBSTANTIAL CONTROL OVER US, WHICH COULD DELAY OR PREVENT A CHANGE IN CONTROL AND MAY NEGATIVELY AFFECT YOUR INVESTMENT

     Our officers, directors and their affiliated entities together control a significant portion of our outstanding common stock. As a result, these shareholders, if they acted together, would be able to exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control, which could cause our stock price to decline.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DETER TAKEOVER EFFORTS THAT YOU FEEL WOULD BE BENEFICIAL TO SHAREHOLDER VALUE

     Our certificate of incorporation and bylaws and Delaware law contain provisions which could make it harder for a third party to acquire us without the consent of our board of directors. While we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders and a takeover bid otherwise favored by a majority of our shareholders might be rejected by our board of directors.


ITEM 2.   PROPERTIES

     We lease approximately 24,000 square feet of manufacturing and office space in Eagan, Minnesota, under two leases expiring in December 2004 and June 2003. In Salt Lake City, Utah, we lease approximately 55,000 square feet of manufacturing and office space under a five-year lease expiring in August 2004. Our Denmark subsidiary leases approximately 5,000 square feet of office and manufacturing space near Copenhagen under a four-year lease expiring in August 2004. While we have sufficient manufacturing capacity to satisfy current demand, any significant increase in demand will require an increase in manufacturing capacity.


ITEM 3.   LEGAL PROCEEDINGS

     We are currently a defendant in a lawsuit filed in October 2000 claiming that we and certain of our officers violated federal securities laws by providing materially false and misleading information or concealing information about the Company's relationship with Starkey Laboratories, Inc. This lawsuit, which is pending in the U.S. District Court for the District of Utah, purports to be brought as a class action on behalf on all purchasers of our common stock from May 2, 2000 to October 24, 2000 and seeks damages in an unspecified amount. The complaint alleges that as a result of false statements or omissions, we were able to complete our IPO, artificially inflate our second and third quarter 2000 projections and results and have our stock trade at inflated levels. We strongly deny these allegations and will defend ourselves vigorously; however, litigation is inherently uncertain and there can be no assurance that we will not be materially affected.

     We have been accused of infringing two patents owned by Audio Technology Partners LLC. We believe that we do not infringe these patents, and to that end, commenced an action on August 4, 2000 in Federal District Court in Utah by which we seek a declaratory judgment that the patents are invalid and not infringed by us. Although we believe that we do not infringe these patents, that they are invalid and that the ultimate outcome of this action (and any potential countersuits) will not have a material adverse effect on us, litigation is inherently uncertain and there can be no assurance that we will not be materially affected.

     We anticipate that we will incur associated legal expenses as a result of these legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter ended December 31, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth our executive and other officers and their ages as of December 31, 2000:

Name                               Age  Position
----                               ---  --------
Andrew G. Raguskus...............   55  President and Chief Executive Officer
Stephen L. Wilson................   47  Vice President and Chief Financial Officer
Jorgen Heide.....................   62  Vice President International and OEM
Gregory N. Koskowich.............   40  Vice President Research and Development
Robert P. Wolf...................   40  Vice President Sales and Marketing
Victor H. Bray, Jr...............   46  Vice President Clinical Research
Jerry L. DaBell..................   54  Vice President Business Development
Weston O. Ison...................   60  Vice President Quality and Regulatory
Michael D. Monahan...............   54  Vice President U.S. Professional Division
Ross C. Ryding...................   46  Vice President Operations
H. Jakob Skadegaard..............   61  President Sonic Innovations A/S

Andrew G. Raguskus joined Sonic Innovations in September 1996 as President, Chief Executive Officer and director. Mr. Raguskus was Chief Operating Officer of Sonic Solutions, Inc., a maker of digital audio workstations, during 1996.
He was Senior Vice President of Operations of ReSound Corporation, a hearing aid company, from 1991 to 1995. Prior to joining ReSound, Mr. Raguskus held positions with various technology companies, including Sun Microsystems, Inc. and General Electric's Medical Systems Division, where he developed computer systems for GE's line of CAT scanners. He earned a bachelor's degree in electrical engineering from Rensselaer Polytechnic Institute and is a graduate of GE's MPA management program.


Stephen L. Wilson joined Sonic Innovations in October 1999 as Vice President and Chief Financial Officer. From 1997 to 1999, Mr. Wilson was Executive Vice President and Chief Financial Officer and Secretary of Computer Motion, Inc., a medical robotics company. From 1990 to 1997 he was Vice President Finance and Chief Financial Officer of St. Jude Medical, Inc., a cardiovascular medical device company. He earned a bachelor's degree in accounting from University of Connecticut and is a Certified Public Accountant.

Jorgen Heide joined Sonic Innovations in March 1997 as Vice President Operations
and became Vice President International and OEM in February 1998.   From 1992 to
1997, Mr. Heide held three separate Vice President positions at ReSound Corporation, a hearing aid company. He earned a master's degree in electronic engineering from Frederiksberg Tekniske Skole in Copenhagen, Denmark.

Gregory N. Koskowich, Ph.D., joined Sonic Innovations in June 1997 as Vice President Research and Development. From 1995 to 1997, he was Vice President Product Development at IMP, Inc., a semi-conductor manufacturer. From 1992 to 1995, he was Manager of Microelectronics Engineering at ReSound Corporation, a hearing aid company. Dr. Koskowich's career also included positions at ELDEC Corporation and IBM. He earned a bachelor's degree and a master's degree in electrical engineering from University of Calgary and a Ph.D. in electrical engineering from University of Washington.

Robert P. Wolf joined Sonic Innovations in August 2000 as Vice President Marketing and e-Business and became Vice President Sales and Marketing in February 2001. During 1999, he was President and Chief Executive Officer of
Audiology Online, Inc., a web-based audiology information company.   From 1994
to 2000, he was Vice President Sales and Marketing at Siemens Hearing Instruments, USA, a division of Siemens GmbH. He earned a master of clinical science degree in audiology and bachelor's degree in microbiology and immunology from University of Western Ontario.

Victor H. Bray, Jr., Ph.D., joined Sonic Innovations in August 1997 as Vice President Clinical Research. From 1993 to 1997, Dr. Bray was Director of Clinical Research, Clinical Research Manager and Senior Clinical Research Audiologist at ReSound Corporation, a hearing aid company. From 1986 to 1993, he was Director of Audiology and Clinical Audiologist at the Austin Ear Clinic. He earned a bachelor's degree in biochemistry from the University of Georgia, a master's degree in audiology from Auburn University and a Ph.D. in speech and hearing science from University of Texas at Austin.

Jerry L. DaBell joined Sonic Innovations in July 2000 as Vice President Business Development. He was Senior Vice President of Business Development at IMP, Inc., a semi-conductor manufacturer, where he was employed from 1988 to 2000. He earned a bachelor's degree and a master's degree in electrical engineering from Brigham Young University.

Weston O. Ison joined Sonic Innovations in October 1999 as Vice President Quality and Regulatory. From 1992 to 1999, he served as Vice President of Quality, Customer Service and Operations Planning at American National Can, a packaging company. Mr. Ison's career also included positions at Case Corporation, Picker Medical and General Electric. He earned a bachelor's degree in electrical engineering from University of Utah.

Michael D. Monahan joined Sonic Innovations in March 1998 as Vice President Sales and became Vice President U.S. Professional Division in November 1999. From 1997 to 1998, he was Director of Sales of Enact, Inc., a tele-health information company. Prior to that, he was National Sales Manager of HDC Corporation, a medical company, from 1996 to 1997; and Sales Manager of Menlo Care, Inc., a medical device company, from 1992 to 1996. He earned a bachelor's degree in business administration from California State College.

Ross C. Ryding joined Sonic Innovations in January 1999 as Vice President Operations. From 1996 to 1999, he was Vice President of Engineering of Sonic Solutions, a maker of digital audio workstations. From 1991 to 1996, he was Director of Engineering of SuperMac Technologies, a maker of desktop publishing products. His career also included positions at Sun Microsystems and Hewlett Packard. He earned a bachelor's degree in computer science from Oregon Institute of Technology and a bachelor's degree in electrical engineering from Oregon State University.

H. Jakob Skadegaard joined Sonic Innovations in August 1998 as President of Sonic Innovations A/S, a wholly owned subsidiary of Sonic Innovations, Inc. From 1994 to 1998, he was Manager of Business Development and Distributor Sales for ReSound Corporation's European Operation. His career also included positions as President of Oticon Switzerland, Oticon USA and Bernafon USA and Executive Vice President of Rexton Switzerland, all of which are hearing aid companies.

     Executive officers are elected by the board of directors and serve until their successors have been duly elected and qualified.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The information set forth under the captions "Stock Exchange Listing", "Price Range of Sonic Innovations, Inc. Common Stock", and "Dividends" in the inside back cover of our 2000 Annual Report to Shareholders is incorporated herein by reference.

During 2000, we issued unregistered securities as follows:

 . In the portion of the year prior to our initial public offering ("IPO"), we issued 199,047 shares of common stock upon the exercise of stock options.

 . In March 2000, we issued a $3,000,000 convertible promissory note to a distributor. The principal and interest converted into 230,415 shares of common stock upon the closing of the IPO.

 . In May 2000, we issued a $3,000,000 convertible promissory note to a distributor. The principal converted into 214,285 shares of common stock upon the closing of the IPO.

          None of the foregoing transactions involved any underwriters or any public offering. Each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof, Regulation D promulgated thereunder or Rule 701 pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

          On May 5, 2000 we completed the sale of an aggregate of 4,140,000 shares of our common stock, at a price of $14.00 per share in a firm commitment underwritten IPO. The IPO was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-30566), which the United States Securities and Exchange Commission declared effective on May 1, 2000. Goldman, Sachs & Co., Deutsche Bank Securities, Inc. and U.S. Bancorp Piper Jaffray Inc. were the lead underwriters for the offering.

          Of the $58.0 million aggregate proceeds we raised in the IPO, (i) $4.1 million was paid to underwriters in connection with the underwriting discount, and (ii) approximately $1.6 million was paid in connection with offering expenses, printing fees, filing fees, and legal and accounting fees. There were no other direct or indirect payments to directors or officers of Sonic Innovations or any other person or entity. Through December 31, 2000, approximately $1.6 million of the IPO proceeds were used to purchase property and equipment and $5.4 million was used to fund working capital increases. The balance has been invested in investment-grade debt securities and money market instruments. These funds may be used for general corporate purposes, including research and development; repayment of remaining capital lease obligations; working capital; and possible acquisitions or investments. The amounts and timing of our actual expenditures for each of these purposes may vary significantly depending upon numerous factors, including customer order levels, the status of our product development efforts, competition, marketing and sales activities and market acceptance of our products. Pending use for these or other purposes, we intend to continue to invest the balance of the IPO proceeds in short-term, investment-grade securities.

     ITEM 6. SELECTED FINANCIAL DATA (in thousands, except per share and other data)

                                    2000          1999         1998           1997          1996
                                 -----------   ----------   -----------    ----------    ----------
Statements of Operations:
Net sales                        $    51,660   $   28,694   $     2,143            --            --
Gross profit                     $    25,473   $   11,632   $        87            --            --
 Percent of sales                       49.3%        40.5%          4.0%           --            --
Operating expenses               $    29,224   $   25,383   $    14,276    $    5,326    $    1,545
 Percent of sales                       56.6%        88.5%        670.2%          N/M           N/M
Operating loss                   $    (3,751)  $  (13,751)  $   (14,189)   $   (5,326)   $   (1,545)
Net loss applicable to common
 shareholders                    $    (4,204)  $  (17,337)  $   (15,439)   $   (5,828)   $   (1,733)
Loss per share                   $      (.31)  $   (12.72)  $    (15.61)   $    (8.23)   $    (3.21)
Weighted average number of
 common shares outstanding            13,479        1,363           989           708           539

Balance Sheets:
Cash and marketable securities   $    52,210   $    5,939   $    11,930    $   11,945    $    2,305
Long-term obligations            $       451   $    2,085   $     1,690    $      625    $      438
Total assets                     $    76,248   $   18,462   $    16,872    $   13,091    $    2,619
Shareholders' equity (deficit)   $    64,271   $  (38,801)  $   (23,853)   $   (8,549)   $   (2,801)

Other:
Current ratio                       6.1 to 1      .7 to 1      2.6 to 1      8.2 to 1      6.8 to 1
Number of employees                      342          211           107            30            12

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion And Analysis of Results of Operations and Financial Condition" on pages 13 through 17 of our 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under the caption "Quantitative and Qualitative Disclosure About Market Risk" on page 17 of our 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of Sonic Innovations, Inc. and report of independent public accountants set forth on pages 18 through 31 of our 2000 Annual Report to Shareholders are incorporated herein by reference:

     Consolidated Balance Sheets as of December 31, 2000 and 1999

     Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements

     Report of Independent Public Accountants

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning our directors as set forth under the captions "Election of Directors" and "Directors" in our definitive Proxy Statement for the May 9, 2001 Annual Meeting of Shareholders is incorporated herein by reference. Information concerning our executive officers is set forth in Part I, Item 4 hereto. The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the May 9, 2001 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the captions "Executive Compensation and Other Information" and "Directors Compensation" in our definitive Proxy Statement for the May 9, 2001 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Share Ownership by Certain Beneficial Owners and Named Executive Officers" in our definitive Proxy Statement for the May 9, 2001 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the captions "Directors and Nominees" and "Directors" in our definitive Proxy Statement for the May 9, 2001 Annual Meeting of Shareholders is incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

          (1)  FINANCIAL STATEMENTS

               The following consolidated financial statements and report of independent public accountants as set forth on pages 18 through 31 of our 2000 Annual Report to Shareholders are incorporated herein by reference:

               Consolidated Balance Sheets as of December 31, 2000 and 1999

               Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

               Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998

               Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

               Notes to Consolidated Financial Statements

               Report of Independent Public Accountants


          (2)  FINANCIAL STATEMENT SCHEDULE

               The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

               SCHEDULE                                           PAGE
                NUMBER                DESCRIPTION                NUMBER
               --------  -------------------------------------   ------
                   II      Valuation and Qualifying Accounts       23

               The report of the Company's independent public accountants with respect to the financial statement schedule is on page 24.

               All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or notes thereto, or is not applicable.

          (3)  EXHIBITS

 Exhibit
 Number  Exhibit Description
 ------  -------------------

   3.1* Amended and Restated Certificate of Incorporation of the registrant. 3.2* Amended and Restated Bylaws of the registrant.
  10.1* Form of indemnification agreement entered into by the registrant with each of its directors and executive officers.
 10.2*#  1993 Stock Plan and form of agreements thereunder.
 10.3*#  2000 Stock Plan and form of agreements thereunder.
 10.4*#  2000 Employee Stock Purchase Plan.
  10.5* Registration Rights Agreement dated October 23, 1998 between the registrant and certain shareholders, as amended.
  10.6* OEM Agreement dated April 1, 1999 between the registrant and Starkey Laboratories, Inc., as amended in December 1999.
   10.7 December 2000 Amendment to OEM Agreement dated April 19, 1999 with Starkey Laboratories, Inc.
  10.8* License and Manufacturing Agreement dated February 20, 1997 between the registrant and Atmel Corporation.
 10.9** Amendment to License and Manufacturing Agreement dated February 20, 1997 between the registrant and Atmel Corporation.
 10.10* Amended and Restated License Agreement dated March 21, 2000 between the registrant and Brigham Young University.
 10.11* Amended and Restated Exclusive License Agreement dated March 21, 2000 between the registrant and Brigham Young University.
 10.12* Distribution Agreement dated December 30, 1999 between the registrant and Hoya Healthcare Corporation.
 10.13* Lease Agreement dated April 28, 1999 between the registrant and 2795 E. Cottonwood Parkway, L.C.
10.14*# Letter Agreement dated February 8, 1998 between the registrant and Michael D. Monahan.
10.15*#  Letter Agreement dated May 4, 1997 between the registrant and Gregory
         N. Koskowich.
10.16*# Letter Agreement dated September 24, 1999 between the registrant and Stephen L. Wilson.
 10.17* Warrant to purchase stock issued in connection with Silicon Valley Bank Loan dated December 22, 1999.
  10.18 Subscription Agreement between K/S HIMPP and the registrant dated September 13, 2000.
  10.19 Patent License Agreement between K/S HIMPP and the registrant dated September 13, 2000.
   13.1 Annual Report to Shareholders for the year ended December 31, 2000, but only to the extent of those sections specifically incorporated by reference in this Annual Report on Form 10-K.
  21.1*  Subsidiaries of registrant.
   23.1  Consent of Arthur Andersen LLP.

________________
* Incorporated by reference from the registrant's Registration Statement on Form S-1 (file no. 333-30566), as amended.
# Designates a management contract or compensatory plan or arrangement required to be filed as an exhibit.
**   Confidential treatment has been requested for portions of this exhibit.

(b)  REPORTS ON FORM 8-K
     There were no reports on Form 8-K filed during the quarter ended December 31, 2000.

(c)  EXHIBITS
     See Item 14(a)(3).

(d)  FINANCIAL STATEMENT SCHEDULE
     See Item 14(a)(2).

                            Sonic Innovations, Inc.
                Schedule II - Valuation and Qualifying Accounts
                                (in thousands)
--------------------------------------------------------------------------------

                                           Beginning                             Ending
                                            balance   Additions    Deductions    balance
                                            -------  -----------  ------------  ---------
Allowance for sales returns         2000     $1974     $13,721       $12,928     $2,767
                                    1999       282      10,088         8,396      1,974
                                    1998        --         696           414        282

Allowance for doubtful accounts     2000       461         344           129        676
                                    1999        51         595           185        461
                                    1998        --          51            --         51

Reserve for remakes and repairs     2000       364       2,504         1,639      1,229
                                    1999        83       1,317         1,036        364
                                    1998        --         200           117         83

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To Sonic Innovations, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Sonic Innovations, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 24, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule referred to in Item 14 (a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/Arthur Andersen LLP



Salt Lake City, Utah
January 24, 2001

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SONIC INNOVATIONS, INC.

Date:     March 26, 2001

                                By:  /s/ Andrew G. Raguskus
                                   ---------------------------------------------
                                     Andrew G. Raguskus
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


                                By:  /s/ Stephen L. Wilson
                                   ---------------------------------------------
                                     Stephen L. Wilson
                                     Vice President and Chief Financial Officer
                                     (Principal Financial and Accounting
                                      Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the registrant on March 26, 2001.

     /s/ Anthony B. Evnin
--------------------------------
     Anthony B. Evnin


     /s/ Luke B. Evnin
--------------------------------
     Luke B. Evnin


     /s/ Andrew G. Raguskus
--------------------------------
     Andrew G. Raguskus


     /s/ Kevin J. Ryan
--------------------------------
     Kevin J. Ryan


     /s/ G. Gary Shaffer
--------------------------------
     G. Gary Shaffer


     /s/ Sigrid Van Bladel
--------------------------------
     Sigrid Van Bladel


     /s/ Allan M. Wolfe
--------------------------------
     Allan M. Wolfe