Form 10-Q
period 2001-03-31
SONIC INNOVATIONS INC
filed 2001-05-15
CIK 1105982

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission File No.  000-30335

                            SONIC INNOVATIONS, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)

                DELAWARE                                     87-0494518
                --------                                ---------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                    2795 East Cottonwood Parkway, Suite 660
                        Salt Lake City, UT  84121-7036
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

                               [X]  Yes  [ ]  No

As of May 7, 2001, there were 19,967,555 shares of the registrant's common stock outstanding.

                            SONIC INNOVATIONS, INC.
                               TABLE OF CONTENTS

                                   FORM 10-Q


                                                                                                                     Page
PART I     FINANCIAL INFORMATION
ITEM 1.     Condensed Consolidated Financial Statements (unaudited):
               Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000                         1

               Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and 2000       2

               Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000       3

               Notes to Condensed Consolidated Financial Statements                                                     4

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                        6

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risks                                                  9

           Factors That May Affect Future Performance                                                                   9

PART II    OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                                                            14

ITEM 2.    Changes in Securities and Use of Proceeds                                                                    14

ITEM 4.    Exhibits and Reports on Form 8-K                                                                             15

           Signature                                                                                                    15

PART I    FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            SONIC INNOVATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)

                                                            March 31, 2001      December 31, 2000
                                                            ---------------     ------------------
                                    ASSETS
Current Assets:
Cash and cash equivalents.................................        $ 23,238               $  7,312
Marketable securities.....................................          22,873                 44,898
Accounts receivable, net..................................           9,849                  9,881
Inventories...............................................           8,024                  7,418
Prepaid expenses and other................................             698                    667
                                                                  --------               --------

     Total current assets.................................          64,682                 70,176

Long-term marketable securities...........................           4,948                      -
Property and equipment, net...............................           4,127                  4,202
Other assets..............................................           1,846                  1,870
                                                                  --------               --------

     Total assets.........................................        $ 75,603               $ 76,248
                                                                  ========               ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses.....................        $ 10,704               $ 10,899
Current portion of long-term obligations..................             471                    627
                                                                  --------               --------

     Total current liabilities............................          11,175                 11,526

Long-term obligations, net of current portion.............             368                    451

Shareholders' Equity:
Common stock..............................................              20                     20
Additional paid-in capital................................         111,653                111,633
Deferred stock-based compensation.........................          (1,072)                (1,346)
Accumulated deficit and comprehensive loss................         (46,541)               (46,036)
                                                                   --------               --------

     Total shareholders' equity...........................          64,060                 64,271
                                                                  --------               --------

     Total liabilities and shareholders' equity...........        $ 75,603               $ 76,248
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

                            SONIC INNOVATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                       Three months ended
                                                                            March 31,
                                                                         2001       2000
                                                                         ----       ----
Net sales.........................................................     $15,033     $12,396
Cost of sales.....................................................       7,800       6,113
                                                                       -------     -------

Gross profit......................................................       7,233       6,283

Selling, general and administrative expense.......................       5,597       4,284
Research and development expense..................................       2,289       1,856
Stock-based compensation expense..................................         226         707
                                                                       -------     -------

Operating loss....................................................        (879)       (564)

Other income (expense), net.......................................         629        (737)
                                                                       -------     --------

Net loss..........................................................        (250)     (1,301)

Accretion on mandatorily redeemable convertible preferred stock...           -        (698)
                                                                       -------     --------

Net loss applicable to common shareholders........................     $  (250)    $(1,999)
                                                                       =======     ========

Basic and diluted net loss per common share.......................     $  (.01)    $ (1.32)
                                                                       =======     ========

Weighted average number of common shares outstanding..............      19,847       1,517
                                                                       =======     =======

Pro forma information:

Net loss applicable to common shareholders........................                 $  (937)
                                                                                   ========

Basic and diluted net loss per common share.......................                 $  (.06)
                                                                                   ========

Weighed average number of common shares outstanding...............                  14,882
                                                                                   =======

Stock-based compensation allocable to each caption:
Cost of sales.....................................................     $    10     $    33
Selling, general and administrative expense.......................         185         579
Research and development expense..................................          31          95
                                                                       -------     -------

                                                                       $   226     $   707
                                                                       =======     =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            SONIC INNOVATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                     Three months ended
                                                                                          March 31,
                                                                                      2001        2000
                                                                                      ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................................        $   (250)    $(1,301)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ............................................             375         362
  Non-cash imputed interest expense ........................................              --         466
  Stock-based compensation .................................................             226         707
Changes in assets and liabilities:
    Accounts receivable ....................................................            (139)       (781)
    Inventories ............................................................            (687)     (1,193)
    Prepaid expenses and other .............................................             (42)        (11)
    Other assets ...........................................................              32          --
    Technology license obligation ..........................................            (100)         --
    Accounts payable and accrued expenses ..................................            (129)       (511)
                                                                                    --------    ---------

     Net cash used in operating activities .................................            (714)     (2,262)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment .........................................            (314)       (317)
Purchase of marketable securities ..........................................         (10,268)         --
Proceeds from the maturity of marketable securities ........................          27,345          --
                                                                                    --------    --------

     Net cash provided by (used in) investing activities ...................          16,763        (317)

CASH FLOWS FROM FINANCING ACTIVITIES:
Initial public offering costs ..............................................            --           (91)
Proceeds from convertible promissory note ..................................            --         3,000
Line of credit repayment ...................................................            --        (1,966)
Principal payments on long-term obligations ................................            (139)     (1,480)
Proceeds from exercise of stock options ....................................              67         181
                                                                                    --------    --------

     Net cash used in financing activities .................................             (72)       (356)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ...............             (51)         91
                                                                                    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................          15,926      (2,844)
CASH AND CASH EQUIVALENTS, beginning of the period .........................           7,312       5,939
                                                                                    --------    --------
CASH AND CASH EQUIVALENTS, end of the period ...............................         $23,238      $3,095
                                                                                    ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest ...................................................        $     25    $    131

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING
   ACTIVITIES:
  Mandatorily redeemable convertible preferred stock accretion .............        $     --    $    698

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            SONIC INNOVATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)
                                  (unaudited)

1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements include the accounts of Sonic Innovations, Inc. and its wholly owned subsidiary, Sonic Innovations A/S. All intercompany balances and transactions have been eliminated in consolidation.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the period ended March 31, 2001 are not necessarily indicative of results that may be expected for the full year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.  MARKETABLE SECURITIES

    Management designates the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of March 31, 2001, the Company's investment portfolio consisted of short and long-term corporate debt securities classified as held-to-maturity and were presented at their amortized cost.

3.  CONCENTRATIONS OF CREDIT RISK

    The Company had one customer that comprised 13% and 33% of net sales for the three months ended March 31, 2001 and 2000, respectively. As of March 31, 2001, this customer accounted for approximately 20% of the Company's net accounts receivable. See "Factors that may affect future performance - The loss of any large customer or any cancellation or delay of a significant purchase by a large customer could significantly reduce our net sales and harm our operating results elsewhere in this report on Form 10-Q.

4.  COMPREHENSIVE LOSS

    Comprehensive loss consisted of the following:

                                                        Three months ended
                                                             March 31,
                                                         2001       2000
                                                        ------    -------

Net loss..............................................  $(250)    $(1,301)
Foreign currency gain (loss)..........................   (255)         42
                                                        ------    -------

Comprehensive loss....................................  $(505)    $(1,259)
                                                        ======    ========

5.  NET LOSS PER COMMON SHARE

    Basic and diluted net loss per common share were computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding. Common stock equivalents were not considered since their effect would be antidilutive, thereby decreasing the net loss per common share.

                            SONIC INNOVATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)
                                  (unaudited)

6.  SEGMENT INFORMATION

    The table below presents selected information for the Company's geographic operating segments for the three months ended March 31, 2001 and 2000. U.S. net sales include export sales.

Three months ended March 31, 2001           United States   Europe    Total
---------------------------------           -------------   ------    -----

Net sales to external customers..........         $12,309   $2,724   $15,033
Operating loss...........................            (789)     (90)     (879)

Three months ended March 31, 2000........   United States   Europe     Total
---------------------------------........   -------------   ------     -----

Net sales to external customers..........         $10,554   $1,842   $12,396
Operating loss...........................            (550)     (14)     (564)


7.  INITIAL PUBLIC OFFERING (IPO)

    The Company filed a registration statement with the Securities and Exchange Commission that became effective on May 1, 2000 and sold 4,140 shares at $14.00
per share. The Company received net proceeds of $52,228.   In connection with
the IPO the following items were converted into common stock:

    . All outstanding convertible preferred stock into 12,533 common shares; . $4,500 of convertible promissory notes (plus accrued interest) into 336 shares of common stock at a conversion price equal to 100% of the IPO price;
    . $7,000 of convertible promissory notes (plus accrued interest) into 545 shares of common stock at a conversion price equal to 93% of the IPO price;
    . $3,000 of convertible promissory notes issued on the closing of the IPO into 214 shares of common stock at a conversion price equal to 100% of the IPO price; and
    . Outstanding warrants to purchase 203 shares of common stock (net of 33 shares surrendered in lieu of cash payment of the exercise price for certain warrants) at an exercise price of $3.80 per share.

8.  PRO FORMA INFORMATION

    The pro forma information assumes that the conversions of convertible preferred stock and convertible promissory notes and the exercise of warrants occurred as of January 1, 2000, or the date of issuance, if later. The numerator and the denominator used for purposes of computing the pro forma net loss per common share for the three months ended March 31, 2000 was derived as follows:


                                                                         2000
                                                                         ----
Numerator:
Net loss applicable to common shareholders.......................      $(1,999)
Reversal of interest expense on convertible promissory notes.....          364
Reversal of accretion on convertible preferred stock.............          698
                                                                       -------
Pro forma net loss...............................................      $  (937)
                                                                       ========

Denominator:
Weighted average number of common shares outstanding.............        1,517
Conversion of convertible preferred stock........................       12,533
Conversion of convertible promissory notes.......................          629
Exercise of warrants.............................................          203
                                                                       -------

Pro forma weighted average number of common shares outstanding...       14,882
                                                                       =======

                            SONIC INNOVATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)
                                  (unaudited)

9.  LEGAL PROCEEDINGS

    The Company is currently a defendant in a lawsuit filed in October 2000 claiming that the Company and certain of its officers violated the federal securities laws by providing materially false and misleading information or concealing information about the Company's relationship with Starkey Laboratories, Inc. This lawsuit, which is pending in the U.S. District Court for the District of Utah, purports to be brought as a class action on behalf of all purchasers of the Company's common stock from May 2, 2000 to October 24, 2000 and seeks damages in an unspecified amount. The complaint alleges that as a result of false statements or omissions, the Company was able to complete its IPO, artificially inflate its projections and results and have its stock trade at inflated levels. The Company strongly denies these allegations and will defend itself vigorously; however, litigation is inherently uncertain and there can be no assurance that the Company will not be materially affected.

    The Company has been accused of infringing two patents owned by Audio Technology Partners LLC. The Company believes that it does not infringe these patents, and to that end, commenced an action on August 4, 2000 in Federal District Court in Utah by which it seeks a declaratory judgment that the patents are invalid and not infringed by the Company. Although the Company believes that it does not infringe these patents, that they are invalid and that the ultimate outcome of this action (and any potential countersuits) will not have a material adverse effect on the Company, litigation is inherently uncertain and there can be no assurance that the Company will not be materially affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains forward-looking statements that involve risks and uncertainties. These statements refer to our future results, plans, objectives, expectations and intentions. These forward-looking statements include statements regarding the following: estimated levels of sales returns for NATURA and ALTAIR products, increased selling, general and administrative expense, additional customers, expansions in staff, expanded product offerings, anticipated growth of our business, future branding and advertising campaigns, legal expenses, increased research and development expense, amortization of stock-based compensation, increased capital expenditures, growth in operating expenses, future cash requirements and uses and the sufficiency of available cash to meet operating and working capital requirements and capital expenditures. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks discussed in the section titled "Factors That May Affect Future Performance." All amounts are reflected in thousands, except per share data.

OVERVIEW

    We design, manufacture and market advanced digital hearing aids and hearing aid components designed to provide the highest levels of satisfaction for hearing impaired customers. Capitalizing on a new understanding of human hearing, we have developed patented digital signal processing ("DSP") technologies and embedded them in the smallest single-chip DSP platform ever installed in a hearing aid. We sell finished hearing aids, hearing aids kits and hearing aid components to hearing care professionals, distributors and other hearing aid manufacturers in the United States, and much of Europe, Japan, Australia and Canada. We launched our first branded product line, NATURA, in the fourth quarter 1998, our CONFORMA product in the first quarter 2000 and our ALTAIR product line in the fourth quarter 2000. In reporting our financial condition and results of operations, we report two geographic operating segments. We generally evaluate our operating results on a company-wide basis because all of our products are sourced from the United States, and all research and development and considerable marketing and administrative support are globally provided from the United States.

RESULTS OF OPERATIONS

     The following table sets forth selected statement of operations information for the periods indicated expressed as a percentage of our net sales.

                                              Three months ended
                                                   March 31,
                                               2001        2000
                                              -----      ------

Net sales.............................        100.0%      100.0%

Cost of sales.........................         51.9        49.3
                                              -----      ------

Gross profit..........................         48.1        50.7

Selling, general and administrative...         37.2        34.6
Research and development..............         15.2        15.0
Stock-based compensation..............          1.5         5.7
                                              -----      ------

Operating loss........................         (5.8)       (4.6)

Other income (expense)................          4.1        (5.9)
                                              -----      -------

Net loss..............................         (1.7)%     (10.5)%
                                              ======     =======

     Net Sales. Net sales consist of product sales less a provision for sales returns which is made at the time of sales. We break our sales into two categories: branded product sales, which includes NATURA, ALTAIR and CONFORMA hearing aids; and hearing aid component sales, which includes sales of our DSP chip to several other hearing aid manufacturers. Net sales were $15,033 for the quarter ended March 31, 2001, an increase of $2,637 (21%) from net sales of $12,396 for the quarter ended March 31, 2000. The net sales increase for the quarter ended March 31, 2001 included $3,587 of branded product sales in the United States and $1,469 of branded product international sales, offset somewhat by a decrease of $2,419 of hearing aid component sales that resulted from a decrease in sales to Starkey Laboratories. Sales of our ALTAIR line, which was introduced in November 2000, increased monthly since introduction, and comprised 25% of U.S. branded unit sales in the quarter ended March 31, 2001.

     We generally have a 90-day return policy for our branded products and a no return policy for our component products. Sales returns were $3,762 and $2,690 for the quarters ended March 31, 2001 and 2000, respectively. This increase principally related to the increase in branded product sales from 2000 to 2001. We believe that the hearing aid industry, particularly in the United States, experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance inconsistent with consumers' expectations. We believe our return levels are within the range experienced by other hearing aid manufacturers with premium-performance, premium-priced products. We expect sales returns of our NATURA products to continue at or below historical levels, and sales returns for our lower priced ALTAIR line to be lower than we experience with NATURA.

     Cost of Sales. Cost of sales consists of manufacturing costs, royalty expenses, quality assurance costs and costs associated with product returns, remakes and repairs. Cost of sales was $7,800 for the quarter ended March 31, 2001, an increase of $1,687 (28%) from cost of sales of $6,113 for the quarter ended March 31, 2000. As a percentage of net sales, gross profit decreased to 48.1% for the quarter ended March 31, 2001 from 50.7% for the quarter ended March 31, 2000 as a result of a decrease in higher margin hearing aid component sales, offset somewhat by the fixed costs of our manufacturing operations being spread over a greater sales level and operating efficiencies derived from producing at higher quantities.

     We provide for the cost of remaking and repairing products under warranty, including hearing aid components. The warranty period ranges from one or three years for branded products and 30 to 120 days for hearing aid components. Warranty costs were $750 and $476 for the quarters ended March 31, 2001 and 2000, respectively.

     Selling, General and Administrative. Selling, general and administrative expense consists primarily of wages and benefits for sales and marketing personnel, sales commissions, promotions and advertising, marketing support and administrative expenses. Selling, general and administrative expense was $5,597 for the quarter ended March 31, 2001, an increase of $1,313 (31%) from $4,284 for the quarter ended March 31, 2000. The increase in selling, general and administrative expense for the three months ended March 31, 2001 was primarily a result of increased sales headcount, marketing programs and literature, convention expenditures and legal expenses.

     We expect sales and marketing expense to increase as we add new customers, expand our staff, expand our product offerings, incur additional costs related to the anticipated growth of our business, and pursue branding and advertising campaigns. Sales and marketing expenses may also vary considerably from quarter to quarter as a result of the timing of our advertising campaigns and convention costs. We expect legal expenses to increase as we incur expenses related to our two existing lawsuits. As a result, we expect selling, general and administrative expense to continue to increase in dollars, although not necessarily as a percentage of sales.

     Research and Development. Research and development expense consists primarily of wages and benefits for personnel, consulting, software, intellectual property, clinical study and engineering support costs. Research and development expense was $2,289 for the quarter ended March 31, 2001, an increase of $433 (23%) from the $1,856 recorded for the quarter ended March 31, 2000. The increase was principally the result of additional headcount, establishing a business development function and increased expenses in the areas of new product introduction and sustaining engineering. We are making continual efforts to improve our existing products as well as to develop new products because we believe that new and better products are critical to our long-term success. As a result, we expect research and development expense to continue to increase in dollars, although not necessarily as a percentage of sales.

     Deferred Stock-based Compensation. Deferred stock-based compensation represents the difference between the exercise price and the deemed fair vale of our common stock on the grant date for stock options granted in the one-year period preceding the initial filing of our IPO and is being amortized over the vesting periods of the individual stock options, periodically adjusted for employee separations. For the quarters ended March 31, 2001 and 2000, $226 and $707 was amortized, respectively. The remaining amount as of March 31, 2001 is expected to be amortized as follows:

        April 1, 2001 to December 31, 2001.................  $  554
        2002...............................................     358
        2003...............................................     123
        2004...............................................      26
        2005...............................................      11
                                                             ------

                                                             $1,072
                                                             ======

     Other Income (Expense). Other income (expense) consisted of the following:

                                                           Three months ended
                                                                March 31,
                                                            2001        2000
                                                           -----      ------

        Interest income..............................      $ 732      $    7
        Interest expense.............................        (24)       (102)
        Foreign currency exchange loss...............        (60)       (171)
        Non-cash imputed interest expense............          -        (466)
        Loss on disposal of assets and other.........        (19)         (5)
                                                           -----      ------

                                                           $ 629      $(737)
                                                           =====      ======

     Interest income increased significantly due to investing the IPO proceeds which were received on May 5, 2000. Interest expense decreased because certain debt was repaid with proceeds derived from the IPO and convertible promissory notes.

     The non-cash imputted interest expense of $466 for the three months ended March 31, 2000 related to the following:

     . Imputed interest charges on bank financings issued with warrants as a result of allocating the initial proceeds between the debt and warrants of $102;
     . Imputed interest charges on convertible debt financings issued with warrants as a result of allocating the initial proceeds between the debt and warrants of $236; and
     .  Interest accrued on converted debt of $128.

     Income Taxes. We have generated operating losses since inception and no provision or benefit for income taxes has been recorded to date.

     Net Loss. Net loss for the three months ended March 31, 2001 was $250 ($.01 per share), based on shares outstanding of 19,847. Pro forma net loss for the three months ended March 31, 2000 was $937 ($.06 per share), based on shares outstanding of 14,882 (see note 8 to the condensed consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our IPO, our principal sources of funds were the sale of common and preferred stock, the sale of subordinated convertible debt, capital lease financing arrangements and bank borrowings, totaling approximately $46,400 since our inception. In May 2000, we completed an IPO in which we sold 4,140 shares of common stock at $14.00 per share. Net proceeds from the IPO, after deducting the underwriting commission and offering expenses, were $52,228.

     Net cash used in operating activities of $714 for the three months ended March 31, 2001 was primarily to fund our operating loss and increases in accounts receivable and inventories.

     Net cash provided by investing activities for the three months ended March 31, 2001 of $16,765 consisted of an excess of proceeds from the maturity of marketable securities over purchases of marketable securities of $17,077, and was net of purchases of property and equipment of $314. We expect to increase capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel.

     Net cash used in financing activities of $72 for the three months ended March 31, 2001 consisted of payments on long-term obligations, net of proceeds from stock option exercises. As of March 31, 2001, we had $51,059 in cash, cash equivalents and marketable securities.

     We expect to experience growth in or operating expenses in order to execute our business plan, particularly in the areas of research and development and sales and marketing. We expect to incur expenses to improve our manufacturing capability and increase our manufacturing capacity. These activities will use a portion of our cash over the next twelve months. In addition, we may use cash resources to fund acquisitions of complementary businesses and technologies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Interest Rate Risk. To date, we have not utilized derivative financial instruments or derivative commodity instruments. We invest our cash in money market funds and primarily short-term investment grade debt securities which we believe are subject to minimal credit and market risk. The interest rate on our capital lease obligations approximates market and is fixed.

     Foreign Currency Risk. We face foreign currency risks primarily as a result of revenues we receive from sales made outside the United States and from the intercompany account balance between our U.S. and Danish companies. Fluctuations in the exchange rates between the U.S. dollar and other currencies could increase the sales price of our products in international markets where the prices of our products are denominated in U.S. dollars or lead to currency exchange losses where the prices of our products are denominated in local currencies.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOWS FROM OPERATING ACTIVITIES, AND EXPECT OUR OPERATING EXPENSES TO CONTINUE TO INCREASE

     We have an accumulated deficit of $46.2 at March 31, 2001. We incurred a net loss of $3.2 million and negative cash flow of $7.1 million from operating activities for the year ended December 31, 2000, and a net loss of $.2 million and negative cash flow of $.7 million for the first quarter ended March 31, 2001. We have not achieved profitability on an annual basis. We may incur net losses and negative cash flows in the future. We intend to increase our operating expenses and therefore, must generate additional revenue to achieve profitability. The size of our losses and whether or not we achieve profitability will depend in significant part on the rate of growth of our net sales. Consequently, it is possible that we will not achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

     If net sales for a particular period were below our expectations, it is unlikely that we would proportionately reduce our operating expenses for that period. Therefore, any revenue shortfall would have a disproportionately negative effect on our operating results for the period. You should not rely on our results for any one quarter as an indication of our future performance. In future quarters, our operating results may be below the expectations of public market analysts or investors. If this occurs, our stock price would very likely decrease.

THE LOSS OF ANY LARGE CUSTOMER OR ANY CANCELLATION OR DELAY OF A SIGNIFICANT PURCHASE BY A LARGE CUSTOMER COULD SIGNIFICANTLY REDUCE OUR NET SALES AND HARM OUR OPERATING RESULTS

     We anticipate that our operating results in any given period will continue to depend upon revenues from a small number of large customers. Our customers are not generally contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time regardless of any forecast they may have previously provided. We may be unable to retain our current customers, and may be unable to recruit replacement or additional customers. We sell branded products to several audiology clinic consolidators who have a large number of owned or franchised hearing aid clinics. If sales to these consolidators increase, we will become subject to the risk of losing these customers or incurring significant reductions in sales to these customers. In addition, we may become subject to the risk of collecting accounts receivable balances from these companies.

     We also sell hearing aid components to a limited number of hearing aid manufacturers. These arrangements have accounted for a significant portion of our net sales to date. The loss of any of these large customers, or a significant reduction in sales to these customers, would significantly reduce our net sales and have a negative effect on our operating results. For example, sales of components to Starkey Laboratories, Inc., one of our large competitors, accounted for approximately $12.3 million, or 24%, of net sales for the year ended December 31, 2000 and $2.0 million, or 13%, of net sales for the quarter ended March 31, 2001. We shipped an additional $2.0 million of components to Starkey in April 2001. Currently, we do not have orders from Starkey, and we do not anticipate future orders. Accordingly, our net sales and operating results may decline and our gross margin will be negatively affected. While Starkey's account receivable balance with us is current (they have paid for all products shipped to them through March 31, 2001), we are subject to the risk of collecting the April 2001 shipment of $2.0 million as it comes due.

WE ARE A DEFENDANT IN A CLASS ACTION LAWSUIT IN WHICH THE PLAINTIFF IS CLAIMING THAT WE AND CERTAIN OF OUR OFFICERS AND DIRECTORS VIOLATED THE FEDERAL SECURITIES LAWS.

     We are currently a defendant in a lawsuit filed in October 2000 claiming that we and certain of our officers violated the federal securities laws by providing materially false and misleading information, or concealing information, about our relationship with Starkey Laboratories, Inc. This lawsuit, which is pending in the U.S. District Court for the District of Utah, purports to be brought as a class action on behalf of all purchasers of our common stock from May 2, 2000 to October 24, 2000 and seeks damages in an unspecified amount. The complaint alleges that as a result of false statements or omissions, we were able to complete our IPO, artificially inflate our projections and results and have our stock trade at inflated levels. We strongly deny these allegations and will defend ourselves vigorously; however, litigation is inherently uncertain and there can be no assurance that we will not be materially affected. We anticipate that we will incur associated litigation expense in connection with this action in future quarters.

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

     We launched NATURA, our first hearing aid line, in the fourth quarter 1998. We introduced our CONFORMA product in the first quarter 2000; our second generation NATURA line, NATURA 2SE, and our second-generation CONFORMA product, CONFORMA 2SE, in the second quarter 2000; and our ALTAIR line in the fourth quarter 2000. Accordingly, we have a limited selling history on which investors can base an evaluation of our products, business and prospects. Our revenue and income potential are unproven, and our business model will continue to evolve. For example, our "SE" products, which contain a noise reduction feature that we introduced in the second quarter 2000, and our ALTAIR line, which we introduced in the fourth quarter 2000, now comprise the majority of our branded product sales. If our current and new products do not gain market share as rapidly as we anticipate, our net sales and operating results will suffer.

WE HAVE HIGH LEVELS OF PRODUCT RETURNS, REMAKES AND REPAIRS, AND OUR NET SALES AND OPERATING RESULTS WILL BE LOWER IF THESE LEVELS REMAIN HIGH OR INCREASE

     We generally offer a 90-day return policy and a minimum of a one-year warranty on our branded products. Our components warranty is generally 30 to 120 days. To date, we have experienced high levels of returns, remakes and repairs. Our sales returns were $12.9 million for the year ended December 31, 2000 and $3.8 million for the quarter ended March 31, 2001. We believe that the hearing aid industry, particularly in the United States, experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance inconsistent with consumers' expectations. We believe our return levels are within the range experienced by other hearing aid manufacturers with premium-performance, premium-priced products. Our warranty cost for remakes and repairs was $1.6 million for the year ended December 31, 2000 and $ .7 million for the quarter ended March 31, 2001. We may not be able to attain lower levels of returns, remakes and repairs and, in fact, these levels may increase, which could reduce our net sales and operating results.

WE FACE AGGRESSIVE COMPETITION IN OUR BUSINESS, AND IF WE DO NOT COMPETE EFFECTIVELY OUR NET SALES AND OPERATING RESULTS WILL SUFFER

     We encounter aggressive competition from a number of competitors worldwide, many of which have far greater sales and more extensive financial and business resources than we have. Some of our competitors have recently begun offering forgivable loans or other incentives to hearing aid dispensers that sell products. We may not choose to, or be able to, match these incentives, which could put us at a competitive disadvantage. We may not be able to compete effectively with these competitors. Consolidation within the industry has accelerated in the last several years, and further consolidation could produce stronger competitors. If we fail to compete effectively, our net sales and operating results will suffer.

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

     Third parties may claim that we are infringing their intellectual property rights. We have been accused of infringing two patents owned by a third party. We believe we do not infringe these patents, and to that end, we commenced an action on August 4, 2000 in Federal District Court in Utah by which we seek a declaratory judgment that the patents are invalid and not infringed by us. Although we believe that we do not infringe these patents, that they are invalid and that the ultimate outcome of this action (and any potential countersuits) will not have a material adverse effect on us, litigation is inherently uncertain and there can be no assurance that we will not be materially affected. We anticipate that we will incur associated litigation expense in future quarters. While we do not believe that any of our products infringe the proprietary rights of third parties, we may be unaware of intellectual property rights of others that may cover some of our technology. Whether or not we actually infringe a third party's rights, any litigation regarding patents or other intellectual property could be costly and time-consuming and divert our management and key personnel from our business operations. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements.

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

WE ARE DEPENDENT ON INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO A VARIETY OF RISKS THAT COULD RESULT IN LOWER INTERNATIONAL SALES

     We anticipate that international sales will continue to account for a material portion of our sales. Our reliance on international sales and operations exposes us to related risks and uncertainties which, if realized, could cause our international sales and operating results to decrease. For example, in order to market our products in the European Union, we are required to have the EU's CE mark certification. Any failure to maintain our ISO 9001 certification or CE mark would significantly reduce our net sales and operating results. In addition, we face foreign currency risks primarily as a result of the revenues we receive from sales made outside the United States and from the intercompany account balance between our U.S. and Danish companies. Fluctuations in the exchange rates between the U.S. dollar and other currencies could increase the sales price of our products in international markets where the prices of our products are denominated in U.S. dollars or lead to currency exchange losses where the prices of our products are denominated in local currencies.

COMPETITION FOR QUALIFIED PERSONNEL IS INTENSE IN TECHNOLOGY INDUSTRIES SUCH AS OURS, AND WE MAY NOT BE ABLE TO MAINTAIN OR EXPAND OUR BUSINESS IF WE ARE UNABLE TO HIRE AND RETAIN SUFFICIENT TECHNICAL, SALES, MARKETING AND MANUFACTURING PERSONNEL

     If we are unable to hire and retain sufficient technical, sales, marketing and manufacturing personnel our business will suffer. We also must attract qualified research scientists and engineers in order to continue to develop innovative products. If we fail to retain and hire a sufficient number and type of personnel, we will not be able to maintain and expand our business.

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

     Sales of substantial amounts of our common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our common stock. Approximately 15.5 million of the approximately 19.8 million shares of our common stock outstanding became available for resale in the public market upon the expiration of the 180-day IPO lock-up period in October 2000. Approximately 7.2 million of our outstanding shares continue to be held by venture capital firms that have not yet distributed their shares to their limited partners. In addition, some of our officers or directors may adopt trading plans under SEC Rule 10b5-1 in order to dispose of a portion of their shares in an orderly manner.

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

PROVISIONS IN OUR CHARTER DOCUMENTS, OUR SHAREHOLDERS RIGHTS PLAN AND DELAWARE LAW MAY DETER TAKEOVER EFFORTS THAT YOU FEEL WOULD BE BENEFICIAL TO SHAREHOLDER VALUE

     Our certificate of incorporation and bylaws, shareholder rights plan and Delaware law contain provisions which could make it harder for a third party to acquire us without the consent of our board of directors. While we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some shareholders and a takeover bid otherwise favored by a majority of our shareholders might be rejected by our board of directors.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 5, 2000, we completed the sale of an aggregate of 4,140,000 shares of our common stock, par value $0.001 per share, at a price of $14.00 per share in a firm commitment underwritten initial public offering ("IPO"). The IPO was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-30566), which the United States Securities and Exchange Commission declared effective on May 1, 2000. Goldman, Sachs & Co., Deutsche Bank Securities, Inc. and U.S. Bancorp Piper Jaffray Inc. were the lead underwriters for the offering.

     Of the $58.0 million in aggregate proceeds we raised in the IPO, (i) $4.1 million was paid to underwriters in connection with the underwriting commission, and (ii) approximately $1.7 million was paid in connection with offering expenses, printing fees, filing fees, and legal and accounting fees. There were no other direct or indirect payments to directors or officers of Sonic Innovations or any other person or entity. Through March 31, 2001, $1.9 million of the IPO proceeds were used to purchase property and equipment and $7.3 million was used to fund working capital increases. The balance has been invested in investment-grade debt securities and money market instruments. These funds may be used for general corporate purposes, including funding the Company's operations; expanding our capacity and business; further development and commercialization of our products; research and development; repayment of remaining capital lease obligations; working capital; and possible acquisitions or investments. The amounts and timing of our actual expenditures for each of these purposes may vary significantly depending upon numerous factors, including customer order levels, the status of our product development efforts, competition, marketing and sales activities and market acceptance of our products. Pending use for these or other purposes, we intend to continue to invest the balance of the IPO proceeds in short-term, investment-grade securities. Effective upon the closing of the IPO, all previously outstanding preferred stock and convertible promissory notes converted into common stock.

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number       Description
------       -----------

10.1* Preferred Stock Rights Agreement, dated as of March 27, 2001, between Sonic Innovations, Inc. and American Stock Transfer and Trust Company.

*Incorporated by reference to Exhibit 1 to Sonic Innovations, Inc.'s registration statement on Form 8-A filed with the Securities and Exchange Commission on April 16, 2001.

(b)  Reports on Form 8-K.

     None.


                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 15, 2001             /s/ Stephen L. Wilson
                               ---------------------
                               Stephen L. Wilson
                               Vice President and Chief Financial Officer