Form 10-Q
period 2001-06-30
SONIC INNOVATIONS INC
filed 2001-08-14
CIK 1105982

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                               [X]  Yes  [_]  No

As of August 3, 2001 there were 20,014,984 shares of the registrant's common stock outstanding.

                            SONIC INNOVATIONS, INC.
                               TABLE OF CONTENTS

                                   FORM 10-Q

                                                                           Page
PART I  FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (unaudited):

           Condensed Consolidated Balance Sheets as of June 30, 2001
           and December 31, 2000                                             1

           Condensed Consolidated Statements of Operations for the
           Three and Six Months Ended June 30, 2001 and 2000                 2

           Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2001 and 2000                           3

           Notes to Condensed Consolidated Financial Statements              4

ITEM 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           7

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks         10

        Factors That May Affect Future Performance                          10

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings                                                   15

ITEM 2. Changes in Securities and Use of Proceeds                           15

ITEM 4. Submission of Matters to a Vote of Security Holders                 16

ITEM 6. Exhibits and Reports on Form 8-K                                    16

        Signature                                                           16

PART I  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SONIC INNOVATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)

                                                               June 30, 2001     December 31, 2000
                                                               -------------     -----------------
                                    ASSETS
Current assets:
Cash and cash equivalents.................................       $  8,878            $  7,312
Marketable securities.....................................         29,145              44,898
Accounts receivable, net..................................          6,249               9,881
Inventories...............................................          6,969               7,418
Prepaid expenses and other................................            768                 667
                                                                 --------            --------

     Total current assets.................................         52,009              70,176

Long-term marketable securities...........................         14,945                   -
Property and equipment, net...............................          4,057               4,202
Other assets..............................................          2,123               1,870
                                                                 --------            --------

     Total assets.........................................       $ 73,134            $ 76,248
                                                                 ========            ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses.....................       $ 10,745            $ 10,899
Current portion of long-term obligations..................            476                 627
                                                                 --------            --------

     Total current liabilities............................         11,221              11,526

Long-term obligations, net of current portion.............            282                 451

Shareholders' equity:
Common stock..............................................             20                  20
Additional paid-in capital................................        112,030             111,633
Deferred stock-based compensation.........................           (855)             (1,346)
Accumulated deficit and comprehensive loss................        (49,546)            (46,036)
Treasury stock, at cost...................................            (18)                  -
                                                                 --------            --------

     Total shareholders' equity...........................         61,631              64,271
                                                                 --------            --------

     Total liabilities and shareholders' equity...........       $ 73,134            $ 76,248
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

                            SONIC INNOVATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                               Three months ended             Six months ended
                                                                                    June 30,                       June 30,
                                                                          --------------------------    --------------------------
                                                                             2001            2000          2001            2000
                                                                          ----------      ----------    ----------      ----------
Net sales............................................................        $11,552         $13,121       $26,585         $25,517
Cost of sales........................................................          6,862           6,544        14,662          12,657
                                                                          ----------      ----------    ----------      ----------


     Gross profit....................................................          4,690           6,577        11,923          12,860

Selling, general and administrative expense..........................          5,583           4,753        11,180           9,037
Research and development expense.....................................          2,310           2,026         4,599           3,882
Stock-based compensation expense.....................................            214             604           440           1,311
                                                                          ----------      ----------    ----------      ----------


Operating loss.......................................................         (3,417)           (806)       (4,296)         (1,370)

Other income (expense), net..........................................            502            (452)        1,131          (1,189)
                                                                          ----------      ----------    ----------      ----------


Net loss.............................................................         (2,915)         (1,258)       (3,165)         (2,559)

Accretion on mandatorily redeemable convertible preferred stock......              -            (261)            -            (959)
                                                                          ----------      ----------    ----------      ----------


Net loss applicable to common stockholders...........................        $(2,915)        $(1,519)      $(3,165)        $(3,518)
                                                                          ==========      ==========    ==========      ==========


Basic and diluted net loss per common share..........................        $  (.15)        $  (.12)      $  (.16)        $  (.49)
                                                                          ==========      ==========    ==========      ==========


Weighted average number of common shares outstanding.................         19,932          12,864        19,890           7,191
                                                                          ==========      ==========    ==========      ==========

Pro forma information (see note 9):

Net loss applicable to common shareholders...........................                        $  (582)                      $(1,519)
                                                                                          ==========                    ==========


Basic and diluted net loss per common share..........................                        $  (.03)                      $  (.09)
                                                                                          ==========                    ==========


Weighted average number of common shares outstanding.................                         17,944                        16,413
                                                                                          ==========                    ==========

Stock-based compensation allocable to each caption:

Cost of sales........................................................        $    11         $    28       $    20         $    61
Selling, general and administrative expense..........................            175             495           360           1,074
Research and development expense.....................................             28              81            60             176
                                                                          ----------      ----------    ----------      ----------

                                                                             $   214         $   604       $   440         $ 1,311
                                                                          ==========      ==========    ==========      ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            SONIC INNOVATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                                  Six months ended
                                                                                                      June 30,
                                                                                           -----------------------------
                                                                                                2001             2000
                                                                                           --------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss................................................................................      $ (3,165)       $ (2,559)
Adjustments to reconcile net loss to net cash provided by (used in)
 operating activities:
  Depreciation and amortization.........................................................           778             772
  Imputed interest......................................................................            --           1,244
  Stock-based compensation..............................................................           440           1,311
Changes in assets and liabilities:
   Accounts receivable..................................................................         3,388          (5,800)
   Inventories..........................................................................           328          (1,798)
   Prepaid expenses and other...........................................................          (114)             65
   Other assets.........................................................................           255             536
   Long-term obligations................................................................          (100)             --
   Accounts payable and accrued expenses................................................           (60)            307
                                                                                              --------        --------

     Net cash provided by (used in) operating activities................................         1,750          (5,922)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment......................................................          (652)         (1,043)
Increase in other assets................................................................          (500)             --
Purchase of marketable securities.......................................................       (30,258)         (5,764)
Proceeds from marketable securities.....................................................        31,066              --
                                                                                              --------        --------

     Net cash used in investing activities..............................................          (344)         (6,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of costs.....................................            --          52,228
Proceeds from convertible promissory notes..............................................            --           6,000
Line of credit repayment................................................................            --          (1,966)
Principal payments on long-term obligations.............................................          (220)         (1,650)
Purchase of treasury stock..............................................................           (18)             --
Proceeds from exercise of stock options and employee stock purchases....................           449             634
                                                                                              --------        --------

     Net cash provided by financing activities..........................................           211          55,246

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS............................           (51)            169
                                                                                              --------        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS...............................................         1,566          42,686
CASH AND CASH EQUIVALENTS, beginning of the period......................................         7,312           5,939
                                                                                              --------        --------

CASH AND CASH EQUIVALENTS, end of the period............................................      $  8,878        $ 48,625
                                                                                              ========        ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest................................................................      $     58        $    153

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING
 ACTIVITIES:
  Mandatorily redeemable convertible preferred stock accretion..........................      $     --        $    959
  Conversion of convertible promissory notes and related accrued
    interest to equity..................................................................      $     --        $ 15,104
  Conversion of preferred stock.........................................................      $     --        $ 37,430

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

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of results that may be expected for the full year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

2. MARKETABLE SECURITIES

   Management designates the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of June 30, 2001, the Company's investment portfolio consisted of short and long-term corporate debt securities, which were classified as held-to-maturity and presented at their amortized cost.

3. CONCENTRATIONS OF CREDIT RISK

   The Company had one customer that comprised 0% and 31% of net sales for the three months ended June 30, 2001 and 2000, respectively, and 7% and 32% of net sales for the six months ended June 30, 2001 and 2000, respectively. See "Factors that may affect future performance - The loss of any large customer or a reduction in orders from any large customer could significantly reduce our net sales and harm our operating results" elsewhere in this Report on Form 10-Q.

4. INVENTORIES

   Inventories are stated at the lower of cost or market value using the first-in, first-out ("FIFO") method. Inventories at June 30, 2001 and December 31, 2000 consisted of the following:

                                                  June 30,      December 31,
                                                    2001            2000
                                                ------------   --------------


Raw materials................................      $  928          $3,093
Components...................................       3,404           2,207
Work in progress.............................         488             536
Finished goods...............................       2,149           1,582
                                                ------------   --------------

Total........................................      $6,969          $7,418
                                                ============   ==============

5. COMPREHENSIVE LOSS

   Comprehensive loss consisted of the following:

                                 Three months ended         Six months ended
                                      June 30,                   June 30,
                                --------------------      --------------------
                                  2001        2000          2001        2000
                                --------    --------      --------    --------

Net loss......................  $(2,915)    $(1,258)      $(3,165)    $(2,559)
Foreign currency gain (loss)..      (90)         13          (345)         55
                                --------    --------      --------    --------

Comprehensive loss............  $(3,005)    $(1,245)      $(3,510)    $(2,504)
                                ========    ========      ========    ========

                            SONIC INNOVATIONS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except per share data)
                                  (unaudited)

6. NET LOSS PER COMMON SHARE

   Basic and diluted net loss per common share were computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding. Common stock equivalents were not considered since their effect would be antidilutive, thereby decreasing the net loss per common share. As of June 30, 2001, common stock equivalents consisted of options for 3,013,513 shares and a warrant for 20,706 shares.

7. SEGMENT INFORMATION

   The table below presents selected information for the Company's geographic operating segments for the three and six months ended June 30, 2001 and 2000. U.S. net sales include export sales.

Three months ended June 30, 2001           United States   Europe     Total
--------------------------------           -------------   ------     -----

Net sales to external customers...........       $ 9,501   $2,051   $11,552
Operating loss............................        (3,310)    (107)   (3,417)

Three months ended June 30, 2000
--------------------------------

Net sales to external customers...........        11,379    1,742    13,121
Operating loss............................          (428)    (378)     (806)

Six months ended June 30, 2001
------------------------------

Net sales to external customers...........        21,810    4,775    26,585
Operating loss............................        (4,099)    (197)   (4,296)

Six months ended June 30, 2000
------------------------------

Net sales to external customers...........        21,933    3,584    25,517
Operating loss............................          (978)    (392)   (1,370)

8. INITIAL PUBLIC OFFERING (IPO)

   The Company filed a registration statement with the Securities and Exchange Commission that became effective on May 1, 2000 and sold 4,140 shares of common stock at $14.00 per share. The Company received net proceeds of $52,228. In connection with the IPO the following items were converted into common stock:
   . All outstanding convertible preferred stock into 12,533 shares of common stock;
   . $4,500 of convertible promissory notes (plus accrued interest) into 336 shares of common stock at a conversion price equal to 100% of the IPO price;
   . $7,000 of convertible promissory notes (plus accrued interest) into 545 shares of common stock at a conversion price equal to 93% of the IPO price; . $3,000 of convertible promissory notes issued on the closing of the IPO into 214 shares of common stock at a conversion price equal to 100% of the IPO price; and
   . Outstanding warrants to purchase 203 shares of common stock (net of 33 shares surrendered in lieu of cash payment of the exercise price for certain warrants) at an exercise price of $3.80 per share.

                            SONIC INNOVATIONS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except per share data)
                                  (unaudited)

9.  PRO FORMA INFORMATION

    The pro forma information assumes that the conversions of convertible preferred stock and convertible promissory notes and the exercise of warrants occurred as of January 1, 2000, or the date of issuance, if later. The numerator and the denominator used for purposes of computing the pro forma net loss per common share for the three and six months ended June 30, 2000 were derived as follows:

                                                                                           Three months ended    Six months ended
                                                                                              June 30, 2000        June 30, 2000
                                                                                           ------------------    ----------------
  Numerator:
  Net loss applicable to common shareholders...........................................               $(1,519)            $(3,518)
  Reversal of interest expense on convertible promissory notes.........................                   141                 505
  Reversal of accretion on convertible preferred stock.................................                   261                 959
  Reversal of beneficial conversion feature on certain convertible promissory notes....                   535                 535
                                                                                           ------------------    ----------------
  Pro forma net loss...................................................................               $  (582)            $(1,519)
                                                                                           ==================    ================

  Denominator:
  Weighted average common shares outstanding...........................................                12,864               7,191
  Conversion of convertible preferred stock............................................                 4,683               8,607
  Conversion of convertible promissory notes...........................................                   321                 475
  Exercise of warrants.................................................................                    76                 140
                                                                                           ------------------    ----------------
  Pro forma weighted average common shares outstanding.................................                17,944              16,413
                                                                                           ==================    ================

10. SHARE REPURCHASE PROGRAM

    On May 9, 2001, the Board of Directors authorized the repurchase of up to 1,000 shares of the Company's common stock as market conditions warrant. Through June 30, 2001, the Company has repurchased 3.7 shares of common stock under this program.

11. LEGAL PROCEEDINGS

    The Company is currently a defendant in a lawsuit filed in October 2000 claiming that the Company and certain of its officers violated federal securities laws by providing materially false and misleading information or concealing information about the Company's relationship with Starkey Laboratories, Inc. This lawsuit, which is pending in the U.S. District Court for the District of Utah, purports to be brought as a class action on behalf of all purchasers of the Company's common stock from May 2, 2000 to October 24, 2000 and seeks damages in an unspecified amount. The complaint alleges that as a result of false statements or omissions, the Company was able to complete its IPO, artificially inflate its projections and results and have its stock trade at inflated levels. The Company strongly denies these allegations and will defend itself vigorously; however, litigation is inherently uncertain and there can be no assurance that the Company will not be materially affected.

    The Company had been accused of infringing two patents owned by SyberSay Communications Corporation ("SyberSay," formerly Audio Technology Partners LLC). The Company believed that it did not infringe these patents, and to that end, commenced an action on August 4, 2000 in Federal District Court in Utah by which it sought a declaratory judgment that the patents were invalid and not infringed by the Company. In July 2001, the companies reached an out-of-court settlement in which both parties agreed to discontinue their claims against one another.
In doing so, the Company paid $225 to SyberSay for a small equity interest in SyberSay, and also received a warrant to purchase additional shares and a paid-up license to elements of their technology.

12. SUBSEQUENT EVENT

    Effective July 1, 2001, the Company purchased M-E Hearing Systems Pty, Ltd. ("M-E Hearing") for $5,000. M-E Hearing, the Company's former Australian distributor, operates 28 retail locations in Australia, as well as a wholesale business supplying other companies' retail locations. The acquisition will be accounted for in accordance with Statement of Financial Accounting Standards No. ("FAS") 141 "Business Combinations" and FAS 142 "Goodwill and Other Intangible Assets," both of which were issued in June 2001. FAS 141 requires that all acquisitions after June 30, 2001 be accounted for as purchases and FAS 142 requires that goodwill, estimated to be approximately $2,500, not be amortized, but be subject to a periodic test of impairment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains forward-looking statements that involve risks and uncertainties. These statements refer to our future results, plans, objectives, expectations and intentions. These forward-looking statements include statements regarding the following: payments from Starkey, increased selling, general and administrative expense, additional customers, expansions in staff, expanded product offerings, anticipated growth of our business, future branding and advertising campaigns, increased research and development expense, amortization of stock-based compensation, increased capital expenditures, growth in operating expenses, future acquisitions, repurchase of our stock, future cash requirements and uses and legal expenses. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks discussed in the section titled "Factors That May Affect Future Performance." All amounts are reflected in thousands, except per share data.

OVERVIEW

    We design, manufacture and market advanced digital hearing aids and hearing aid components designed to provide the highest levels of satisfaction for hearing impaired customers. Capitalizing on a new understanding of human hearing, we have developed patented digital signal processing ("DSP") technologies and embedded them in the smallest single-chip DSP platform ever installed in a hearing aid. We sell finished hearing aids, hearing aid kits and hearing aid components to hearing care professionals, distributors and other hearing aid manufacturers in the United States, and much of Europe, Japan, Australia and Canada. We launched our first branded product line, NATURA, in the fourth quarter 1998, our CONFORMA product in the first quarter 2000 and our ALTAIR product line in the fourth quarter 2000. In reporting our financial condition and results of operations, we report two geographic operating segments. We generally evaluate our operating results on a company-wide basis because all of our products are sourced from the United States, and all research and development and considerable marketing and administrative support are provided globally from the United States.

RESULTS OF OPERATIONS

    The following table sets forth selected statement of operations information for the periods indicated expressed as a percentage of our net sales.

                                           Three months ended  Six months ended
                                                 June 30,           June 30,
                                           ------------------  ----------------
                                             2001       2000     2001     2000
                                             ----       ----     ----     ----

Net sales................................   100.0%     100.0%   100.0%   100.0%

Cost of sales............................    59.4       49.9     55.2     49.6
                                           ------     ------   ------   ------

Gross profit.............................    40.6       50.1     44.8     50.4

Selling, general and administrative......    48.3       36.2     42.0     35.4
Research and development.................    20.0       15.4     17.3     15.2
Stock-based compensation.................     1.9        4.6      1.7      5.2
                                           ------     ------   ------   ------

Operating loss...........................   (29.6)      (6.1)   (16.2)    (5.4)

Other income (expense)...................     4.4       (3.5)     4.3     (4.6)
                                           ------     ------   ------   ------

Net loss.................................   (25.2)%     (9.6)%  (11.9)%  (10.0)%
                                           ======     ======   ======   ======

    Net Sales. Net sales consist of product sales less a provision for sales returns which is made at the time of sales. We divide our sales into two categories: branded product sales, which includes NATURA, ALTAIR and CONFORMA hearing aids; and hearing aid component sales, which includes sales of our DSP chip to several other hearing aid manufacturers. Branded product sales were $11,433 for the quarter ended June 30, 2001, a 45% increase from branded product sales of $7,889 recorded for the quarter ended June 30, 2000. By geography, U.S. branded sales in the second quarter of $8,989 were up 62% from second quarter 2000 sales of $5,542. Sales of our ALTAIR line, which was introduced last November, have continually increased since introduction and comprised 29% of U.S. branded sales in Q2. Outside the U.S., or OUS, branded sales in the second quarter of $2,444 were up 4% from second quarter 2000 sales of $2,347.
Of our OUS sales, Europe sales of $2,051 were up 18% from second quarter sales of $1,742; and to the rest of world, or ROW, sales of $393 were down 35% from second quarter 2000 sales of $605. The ROW shortfall principally related to reduced orders from our Japanese distributor, Hoya Healthcare, which Hoya has indicated is a reflection of the slow Japanese economy. Hearing aid component sales in the second quarter were $119, down from second quarter 2000 component sales of $5,232. The majority of the shortfall resulted from a reduction in sales to Starkey Laboratories which were zero for the quarter ended June 30, 2001 compared to $4,061 for the quarter ended June 30, 2000. Revenue recognition on a second quarter shipment to Starkey of $1,950 has been deferred pending payment, which we expect to receive in the third quarter. As of August 14, 2001, we have collected $1,300 of the $1,950 balance. In addition, there were no component sales to our Japanese OEM customer, Rion, in the second quarter 2001 compared with sales to Rion of $1,171 in the second quarter 2000, reflecting the slow Japanese economy.

   Branded product sales were $23,735 for the six months ended June 30, 2001, a 57% increase from branded product sales of $15,134 for the six months ended June 30, 2000. U.S. branded sales in the first six months of 2001 were $17,658, up 66% from first half 2000 sales of $10,624. U.S. branded sales growth was favorably affected by the introduction of products containing our second generation integrated circuitry, offset somewhat by a reduction in CONFORMA sales. OUS branded sales in the six months ended June 30, 2001 of $6,077 were up 35% from first half 2000 sales of $4,510. Of our OUS sales, Europe sales of $4,775 were up 33% from first half 2000 sales of $3,584; and ROW sales of $1,302 were up 40% from first half 2000 sales of $926. For the six months ended June 30, 2001, hearing aid component sales were $2,850, down from first half 2000 sales of $10,383. The majority of the shortfall resulted from a reduction in sales to Starkey Laboratories, which were $1,950 in first half 2001 compared to $8,144 in first half 2000. In addition, component sales to Rion were $733 in the first half 2001 compared to sales of $2,239 in the first half 2000.

   We generally have a 60-day return policy for our branded products and a no return policy for our component products. Sales returns were $3,985 and $2,966 for the quarters ended June 30, 2001 and 2000, respectively, and $7,747 and $5,664 for the six months ended June 30, 2001 and 2000, respectively. Growth in returns principally related to the increase in branded product sales from 2000 to 2001. We believe that the hearing aid industry, particularly in the United States, experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance inconsistent with consumers' expectations. We believe our return levels are within the range experienced by other hearing aid manufacturers with premium-performance, premium-priced products.

   Cost of Sales. Cost of sales consists of manufacturing costs, royalty expenses, quality assurance costs and costs associated with product returns, remakes and repairs. Cost of sales was $6,862 for the quarter ended June 30, 2001, an increase of $318 (5%) from cost of sales of $6,544 for the quarter ended June 30, 2000. For the six months ended June 30, 2001, cost of sales was $14,662, an increase of $2,005 (16%) from cost of sales of $12,657 for the six months ended June 30, 2000. As a percentage of net sales, gross margin was 40.6% for the quarter ended June 30, 2001 compared to 50.1% for the quarter ended June 30, 2000 and 44.8% for the six months ended June 30, 2001 compared to 50.4% for the six months ended June 30, 2000. This is a result of a decrease in higher margin hearing aid component sales, price erosion on all products and an increase in sales of our lower margin ALTAIR line, offset somewhat by the fixed costs of our manufacturing operations being spread over a greater sales level and operating efficiencies derived from producing at higher quantities.

   We provide for the cost of remaking and repairing products under warranty, including hearing aid components. The warranty period ranges from one to three years for branded products and 30 to 120 days for hearing aid components. Warranty costs were $519 and $365 for the quarters ended June 30, 2001 and 2000, respectively, and $1,085 and $783 for the six months ended June 30, 2001 and 2000, respectively. The increase is due to the growth of sales.

   Selling, General and Administrative. Selling, general and administrative expense consists primarily of wages and benefits for sales and marketing personnel, sales commissions, promotions and advertising, marketing support and administrative expenses. Selling, general and administrative expense was $5,583 for the quarter ended June 30, 2001, an increase of $830 (17%) from selling, general and administrative expense of $4,753 for the quarter ended June 30, 2000. For the first six months of 2001, selling, general and administrative expense was $11,180, an increase of $2,143 (24%) from selling, general and administrative expense of $9,037 for the six months ended June 30, 2001. The increase in selling, general and administrative expense for the three and six months ended June 30, 2001 was primarily a result of increased sales headcount, marketing programs and literature, convention expenditures and legal expenses.

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

   Research and Development. Research and development expense consists primarily of wages and benefits for personnel, consulting, software, intellectual property, clinical study and engineering support costs. Research and development expense was $2,310 for the quarter ended June 30, 2001, an increase of $284 (14%) from the $2,026 recorded for the quarter ended June 30, 2000. For the first six months of 2001, research and development expense was $4,599, an increase of $717 (18%) from the $3,882 recorded for the six months ended June 30, 2001. The increase was principally the result of additional headcount, establishing a business development function and increased expenses in the areas of new product introduction and sustaining engineering. We are making continual efforts to improve our existing products as well as to develop new products because we believe that new and better products are critical to our long-term success. As a result, we expect research and development expense to continue to increase in absolute dollars, although not necessarily as a percentage of sales.

   Stock-based Compensation. Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of our common stock on the grant date for stock options granted in the one-year period preceding the initial filing of our IPO and is being amortized over the vesting periods of the individual stock options, periodically adjusted for employee separations. For the quarters ended June 30, 2001 and 2000, stock-based compensation expense was $214 and $604, respectively. For the six months ended June 30, 2001 and 2000, stock-based compensation expense was $440 and $1,311,
respectively.   As of June 30, 2001, deferred stock-based compensation of $855 is expected to be amortized as follows:

     July 1, 2001 to December 31, 2001...................   $337
     2002................................................    358
     2003................................................    123
     2004................................................     26
     2005................................................     11
                                                            ----

                                                            $855
                                                            ====

   Other Income (Expense). Other income (expense) consisted of the following:

                                              Three months ended   Six months ended
                                                    June 30,           June 30,
                                              ------------------   ----------------
                                                2001      2000       2001      2000
                                                ----      ----       ----      ----
     Interest income........................   $ 663     $ 489     $1,395   $   496
     Interest expense.......................     (58)      (57)       (82)     (159)
     Foreign currency exchange loss.........     (51)     (106)      (111)     (283)
     Non-cash imputed interest expense......       -      (778)         -    (1,243)
     Loss on disposal of assets and other...     (52)        -        (71)        -
                                               -----     -----     ------   -------
                                               $ 502     $(452)    $1,131   $(1,189)
                                               =====     =====     ======   =======

   Interest income increased significantly due to investing the IPO proceeds which were received in May 2000. Interest expense decreased because certain debt was repaid with proceeds from the IPO.

   Non-cash imputed interest expense of $778 and $1,243 for the three and six months ended June 30, 2000, respectively related to the following:

   . Imputed interest charges on bank financing issued with warrants as a result of allocating the financing's proceeds between the debt and warrants of $102 and $204, respectively;
   . Beneficial conversion feature offered on certain convertible debt of $535 for the three and six months ended June 30, 2000;
   . Imputed interest charges on convertible debt financing issued with warrants as a result of allocating the financing's proceeds between the debt and warrants of $79 and $316, respectively; and
   .  Interest accrued on converted debt of $62 and $188, respectively.

   Income Taxes. We have generated operating losses since inception and no provision or benefit for income taxes has been recorded to date.

   Net Loss. Net loss for the three and six months ended June 30, 2001 was $2,915 ($.15 per share) and $3,165 ($.16 per share), respectively based on shares outstanding of 19,932 and 19,890, respectively. Pro forma net loss for the three and six months ended June 30, 2000 was $582 ($.03 per share) and $1,519 ($.09 per share), based on shares outstanding of 17,944 and 16,413, respectively (see note 9 to the condensed consolidated financial statements).

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

  Net cash provided by operating activities of $1,750 for the six months ended June 30, 2001 resulted principally from a decrease in accounts receivable of $3,388. This decrease more than offset the net loss of $3,165, which included $1,218 of non-cash expenses pertaining to depreciation, amortization and stock-based compensation.

  Net cash used in investing activities of $344 for the six months ended June 30, 2001 consisted mainly of a $500 note to a business partner, offset by net proceeds from the maturity of marketable securities of $808 and purchases of property and equipment of $652. We purchased M-E Hearing for $5,000 in July 2001.

  Net cash provided by financing activities of $211 for the six months ended June 30, 2001 consisted of repayment of long-term obligations, offset by proceeds from stock option exercises and shares sold under the Company's employee stock purchase plan. At June 30, 2001, we had $52,968 in cash, cash equivalents and marketable securities.

  We expect to experience growth in our operating expenses in order to execute our business plan, particularly in the areas of research and development and sales and marketing. As a result, we expect that these operating expenses, as well as capital expenditures to improve our manufacturing capability will constitute a significant use of our cash resources for at least the next twelve months. In addition, we may use cash resources to fund acquisitions of complimentary businesses and technologies and repurchase our stock from time to time.

NEW ACCOUNTING STANDARDS

  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations" and FAS 142, "Goodwill and Other Intangible Assets". FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized, but instead will be subject to an impairment test each reporting period. We are required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards will apply to our acquisition of M-E Hearing in July 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  Interest Rate Risk. To date, we have not utilized derivative financial instruments or derivative commodity instruments. We invest our cash primarily in money market funds and short-term investment grade debt securities which we believe are subject to minimal credit and market risk. The interest rate on our capital lease obligations approximates market and is fixed.

  Foreign Currency Risk. We face foreign currency risks primarily as a result of revenues we receive from sales made outside the United States and from the intercompany account balance between our U.S. and Danish companies.
Fluctuations in the exchange rates between the U.S. dollar and other currencies could affect the sales price of our products in international markets where the prices of our products are denominated in U.S. dollars or lead to currency exchange losses where the prices of our products are denominated in local currencies.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOWS FROM OPERATING ACTIVITIES, AND WE EXPECT OUR OPERATING EXPENSES TO CONTINUE TO INCREASE

  We have an accumulated deficit of $49.5 million at June 30, 2001. We incurred a net loss of $3.2 million and negative cash flow of $7.1 million from operating activities for the year ended December 31, 2000, and a net loss of $3.2 million for the six month period ended June 30, 2001. We have not achieved profitability on an annual basis. We may incur net losses and negative cash flows in the future. We expect to increase our operating expenses and therefore, must generate additional revenue to achieve profitability. The size of our losses and whether or not we achieve profitability will depend in significant part on the rate of growth of our net sales. Consequently, it is possible that we will not achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

ANY ACQUISITIONS THAT WE UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE OUR STOCKHOLDERS AND HARM OUR OPERATING RESULTS

  We may acquire complimentary businesses, products and technologies. Any anticipated benefits of an acquisition may not be realized. We have in the past and will continue to evaluate acquisition prospects that would complement our existing product offerings, augment our market coverage or distribution channels, enhance our technological capabilities, or that may otherwise offer growth opportunities. Acquisitions of other companies may result in dilutive issuances of equity securities, the incurrence of debt and the amortization of intangible assets or the write-down of goodwill. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations, technologies, products and personnel of the acquired company, diversion of management's attention from other business concerns, risks of entering markets in which we have no direct or limited prior experience, and the potential loss of key employees of ours and the acquired company. For example, we acquired M-E Hearing Systems, Pty, Ltd. in July 2001. We may encounter difficulties in integrating M-E Hearing's operations with our own on an economically advantageous basis. In addition, other manufacturers that sold hearing aids through M-E Hearing may cancel their agreements, which would result in lost revenue. Failure to successfully integrate acquisitions we make could harm our business and operating results.

THE LOSS OF ANY LARGE CUSTOMER OR A REDUCTION IN ORDERS FROM ANY LARGE CUSTOMER COULD SIGNIFICANTLY REDUCE OUR NET SALES AND HARM OUR OPERATING RESULTS

  We anticipate that our operating results in any given period will continue to depend upon revenues from a small number of large customers. Our customers are not generally contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time regardless of any forecast they may have previously provided. We may be unable to retain our current customers, and may be unable to recruit replacement or additional customers. We sell branded products to several audiology clinic consolidators who have a large number of owned or franchised hearing aid clinics. If sales to these consolidators increase, we will become subject to the risk of losing these customers or incurring significant reductions in sales to these customers. In addition, we may become subject to the risk of collecting accounts receivable balances from these customers.

  We also sell hearing aid components to a limited number of hearing aid manufacturers. These arrangements have accounted for a significant portion of our net sales to date. The loss of any of these large customers, or a significant reduction in sales to these customers, would significantly reduce our net sales and have a negative effect on our operating results. Sales of components to Starkey Laboratories, Inc. accounted for $12.3 million, or 24%, of net sales for the year ended December 31, 2000 and $2.0 million, or 7%, of net sales for the six months ended June 30, 2001. We shipped an additional $2.0 million of components to Starkey in April 2001 and will recognize revenue when the payment is received, which we expect in the third quarter. We are subject to the risk of collecting this account, which has a remaining balance of $.6 million at August 14, 2001. We do not anticipate any further orders from Starkey. Accordingly, our net sales and operating results may decline and our gross margin will be negatively affected.

WE ARE A DEFENDANT IN A CLASS ACTION LAWSUIT IN WHICH THE PLAINTIFF IS CLAIMING THAT WE AND CERTAIN OF OUR OFFICERS VIOLATED FEDERAL SECURITIES LAWS.

  We are currently a defendant in a lawsuit filed in October 2000 claiming that we and certain of our officers violated federal securities laws by providing materially false and misleading information, or concealing information, about our relationship with Starkey Laboratories, Inc. This lawsuit, which is pending in the U.S. District Court for the District of Utah, is being brought as a class action on behalf of all purchasers of our common stock from May 2, 2000 to October 24, 2000 and seeks damages in an unspecified amount. The complaint alleges that as a result of false statements or omissions, we were able to complete our IPO, artificially inflate our projections and results and have our stock trade at inflated levels. We strongly deny these allegations and will defend ourselves vigorously; however, litigation is inherently uncertain and there can be no assurance that we will not be materially affected. We anticipate that we will incur associated litigation expense in connection with this action.

WE RELY ON SEVERAL SOLE SOURCE OR LIMITED SOURCE SUPPLIERS AND MANUFACTURERS, AND OUR PRODUCTION WILL BE SERIOUSLY HARMED IF THESE SUPPLIERS AND MANUFACTURERS ARE NOT ABLE TO MEET OUR DEMAND AND ALTERNATIVE SOURCES ARE NOT AVAILABLE

  A number of key components used in our products are currently available only from a single or limited number of suppliers. For example, our proprietary digital signal processing chips are manufactured by a single supplier. Our relationship with this supplier is critical to our business because only a small number of suppliers would be able or willing to produce our chip in the relatively small quantities and with the exacting specifications we require. In addition, the disposable tips used in some of our hearing aids are produced by a single supplier and the receivers and microphones used on all our products are available from only two suppliers. We also rely on contract manufacturers and are therefore subject to their performance, over which we have little control. We may be forced to cease producing our products if we experience significant shortages of critical components from these key suppliers or lose the services of our contract manufacturers. Finding a substitute part, process, supplier or manufacturer may be expensive, time-consuming or impossible.

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

  We generally offer a 60-day return policy and a minimum of a one-year warranty on our branded products. Our components warranty is generally 30 to 120 days. To date, we have experienced high levels of returns, remakes and repairs. Sales returns were $12.9 million for the year ended December 31, 2000 and $7.7 million for the six months ended June 30, 2001. Warranty costs for remakes and repairs were $1.6 million for the year ended December 31, 2000 and $1.1 million for the six months ended June 30, 2001. We may not be able to attain lower levels of returns, remakes and repairs and, in fact, these levels may increase, which could reduce our net sales and operating results.

WE FACE AGGRESSIVE COMPETITION IN OUR BUSINESS, AND IF WE DO NOT COMPETE EFFECTIVELY OUR NET SALES AND OPERATING RESULTS WILL SUFFER

  We encounter aggressive competition from a number of competitors worldwide, many of which have far greater sales and more extensive financial and business resources than we have. Some of our competitors offer forgivable loans and other incentives to their hearing aid dispenser customers. We may not choose to, or be able to, match these incentives, which could put us at a competitive disadvantage. We may not be able to compete effectively with these competitors. Consolidation within the industry has accelerated in the last several years, and further consolidation could produce stronger competitors. If we fail to compete effectively, our net sales and operating results will suffer.

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

  Third parties have claimed and may claim in the future that we are infringing their intellectual property rights. While we do not believe that any of our products infringe the proprietary rights of third parties, we may be unaware of intellectual property rights of others that may cover some of our technology. Whether or not we actually infringe a third party's rights, any litigation regarding patents or other intellectual property could be costly and time-consuming and divert our management and key personnel from our business operations. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements.

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

WE ARE DEPENDENT ON INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO A VARIETY OF RISKS THAT COULD RESULT IN LOWER INTERNATIONAL SALES

  We anticipate that international sales will continue to account for a material portion of our sales. Our reliance on international sales and operations exposes us to related risks and uncertainties which, if realized, could cause our international sales and operating results to decrease. For example, in order to market our products in the European Union, we are required to have the EU's CE mark certification. Any failure to maintain our ISO 9001 certification or CE mark would significantly reduce our net sales and operating results. In addition, we face foreign currency risks primarily as a result of the revenues we receive from sales made outside the United States and from the intercompany account balance between our U.S. and Danish companies. Fluctuations in the exchange rates between the U.S. dollar and other currencies could affect the sales price of our products in international markets where the prices of our products are denominated in U.S. dollars or lead to currency exchange losses where the prices of our products are denominated in local currencies.

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

  Sales of substantial amounts of our common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our common stock. Approximately 15.5 million of the approximately 20.0 million shares of our common stock outstanding became available for resale in the public market upon the expiration of the 180-day IPO lock-up period in October 2000. Approximately 7.2 million of our outstanding shares continue to be held by venture capital firms that have not yet distributed their shares to their limited partners. In addition, some of our officers have adopted trading plans under SEC Rule 10b5-1 in order to dispose of a portion of their shares in an orderly manner. Other officers or directors may adopt such a trading plan in the future.

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

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  We are currently a defendant in a lawsuit filed in October 2000 claiming that we and certain of our officers violated federal securities laws by providing materially false and misleading information or concealing information about the Company's relationship with Starkey Laboratories, Inc. This lawsuit, which is pending in the U.S. District Court for the District of Utah, is being brought as a class action on behalf on all purchasers of our common stock from May 2, 2000 to October 24, 2000 and seeks damages in an unspecified amount. The complaint alleges that as a result of false statements or omissions, we were able to complete our IPO, artificially inflate our projections and results and have our stock trade at inflated levels. We strongly deny these allegations and will defend ourselves vigorously; however, litigation is inherently uncertain and
there can be no assurance that we will not be materially affected.   We
anticipate that we will incur associated legal expenses as a result of this legal proceeding.

    The Company had been accused of infringing two patents owned by SyberSay Communications Corporation ("SyberSay," formerly Audio Technology Partners
LLC). The Company believed that it did not infringe these patents, and to that end, commenced an action on August 4, 2000 in Federal District Court in Utah by which it sought a declaratory judgment that the patents were invalid and not infringed by the Company. In July 2001, the companies reached an out-of-court settlement in which both parties agreed to discontinue their claims against one another. In doing so, the Company paid $.2 million to SyberSay for a small equity interest in SyberSay, and also received a warrant to purchase additional shares and a paid-up license to elements of their technology.

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

    Of the $58.0 million in aggregate proceeds we raised in the IPO, (i) $4.1 million was paid to underwriters in connection with the underwriting commission, and (ii) approximately $1.7 million was paid in connection with offering expenses, printing fees, filing fees, and legal and accounting fees. There were no other direct or indirect payments to directors or officers of Sonic Innovations or any other person or entity. Through June 30, 2001, $2.2 million of the IPO proceeds were used to purchase property and equipment and $8.4 million was used to fund working capital increases. The balance has been invested in investment-grade debt securities and money market instruments. These funds may be used for general corporate purposes, including funding our operations; expanding our capacity and business; further development and commercialization of our products; research and development; repayment of remaining capital lease obligations; working capital; and possible acquisitions or investments. The amounts and timing of our actual expenditures for each of these purposes may vary significantly depending upon numerous factors, including customer order levels, the status of our product development efforts, competition, marketing and sales activities and market acceptance of our products. Pending use for these or other purposes, we intend to continue to invest the balance of the IPO proceeds in short-term, investment-grade securities. Effective upon the closing of the IPO, all previously outstanding preferred stock and convertible promissory notes converted into common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Our annual meeting of shareholders was held on May 9, 2001 in Salt Lake City, Utah. An election of Class I directors was held and the following individuals were elected at the meeting as Class I directors:

                                                  For       Against   Withheld
                                               ----------   -------   --------
    Luke B. Evnin                              16,105,525         -    116,385
    Kevin J. Ryan                              16,105,525         -    116,385

    Other directors whose terms of office continued after the meeting were as follows:

    Class II directors: Anthony B. Evnin, G. Gary Shaffer, Sigrid Van Bladel. Ms. Van Bladel subsequently resigned from the Board of Directors, and Walter G. Loewenbaum II was appointed to the Board in Ms. Van Bladel's place.

    Class III directors: Allan M. Wolfe, Andrew G. Raguskus.

    The only other item of business concerned the ratification of the auditors which was approved as follows:

                                                  For       Against   Withheld
                                               ----------   -------   --------
    Re-appointment of the independent
    public accountants (Arthur Andersen LLP)   16,194,440    26,380      1,090


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    None.

(b) Reports on Form 8-K.

    None.


                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 2001         /s/ Stephen L. Wilson
                              ---------------------
                              Stephen L. Wilson
                              Vice President and Chief Financial Officer