Form 10-Q
period 2001-09-30
SONIC INNOVATIONS INC
filed 2001-11-14
CIK 1105982

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-30335

                             SONIC INNOVATIONS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                      DELAWARE                            87-0494518
          ------------------------------              -----------------
          (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)            Identification No.)

                     2795 East Cottonwood Parkway, Suite 660
                          Salt Lake City, UT 84121-7036
                          -----------------------------
                    (Address of principal executive offices)

                                 (801) 365-2800
                                  -------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [_] No

As of November 5, 2001 there were 19,724,791 shares of the registrant's common stock outstanding.

                             SONIC INNOVATIONS, INC.
                                TABLE OF CONTENTS

                                    FORM 10-Q

                                                                                        Page
PART I       FINANCIAL INFORMATION

ITEM 1.      Condensed Consolidated Financial Statements (unaudited):

                Condensed Consolidated Balance Sheets as of September 30, 2001
                and December 31, 2000                                                     3

                Condensed Consolidated Statements of Operations for the
                Three and Nine Months Ended September 30, 2001 and 2000                   4

                Condensed Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 2001 and 2000                             5

                Notes to Condensed Consolidated Financial Statements                      6

ITEM 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                    8

ITEM 3.      Quantitative and Qualitative Disclosures about Market Risks                 12

             Factors That May Affect Future Performance                                  12

PART II      OTHER INFORMATION

ITEM 1.      Legal Proceedings                                                           16

ITEM 2.      Changes in Securities and Use of Proceeds                                   16

ITEM 6.      Exhibits and Reports on Form 8-K                                            17

Signature                                                                                17

PART I  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             SONIC INNOVATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                  September 30, 2001      December 31, 2000
                                                  ------------------      -----------------
ASSETS
Current assets:
Cash and cash equivalents.........................          $ 11,695               $  7,312
Marketable securities.............................            24,965                 44,898
Accounts receivable, net..........................             6,983                  9,881
Inventories.......................................             6,376                  7,418
Prepaid expenses and other........................               827                    667
                                                            --------               --------

     Total current assets.........................            50,846                 70,176

Long-term marketable securities...................            10,617                      -
Property and equipment, net.......................             5,097                  4,202
Intangible assets.................................             3,456                      -
Other assets......................................             2,353                  1,870
                                                            --------               --------

     Total assets.................................          $ 72,369               $ 76,248
                                                            ========               ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses.............          $ 12,067               $ 10,899
Current portion of long-term obligations..........               487                    627
                                                            --------               --------

     Total current liabilities....................            12,554                 11,526

Long-term obligations, net of current portion.....               194                    451

Shareholders' equity:
Common stock......................................                20                     20
Additional paid-in capital........................           112,003                111,633
Deferred stock-based compensation.................              (645)                (1,346)
Accumulated deficit and comprehensive loss........           (50,866)               (46,036)
Treasury stock, at cost...........................              (891)                     -
                                                            --------               --------

     Total shareholders' equity...................            59,621                 64,271
                                                            --------               --------

     Total liabilities and shareholders' equity...          $ 72,369               $ 76,248
                                                            ========               ========


        The accompanying notes are an integral part of these consolidated financial statements.

                             SONIC INNOVATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                      Three months ended      Nine months ended
                                                                                         September 30,           September 30,
                                                                                         -------------           -------------
                                                                                      2001          2000       2001        2000
                                                                                      ----          ----       ----        ----
Net sales ........................................................................  $15,521       $14,003    $42,106     $39,520
Cost of sales ....................................................................    8,603         6,778     23,265      19,435
                                                                                    -------       -------    -------     -------

      Gross profit ...............................................................    6,918         7,225     18,841      20,085

Selling, general and administrative expense ......................................    6,442         4,765     17,622      13,802
Research and development expense. ................................................    2,303         2,028      6,902       5,910
Stock-based compensation expense. ................................................      173           394        613       1,705
                                                                                    -------       -------    -------     -------

Operating profit (loss). .........................................................   (2,000)           38     (6,296)     (1,332)

Other income (expense), net ......................................................      527           627      1,658        (562)
                                                                                    -------       -------    -------     -------

Net income (loss). ...............................................................   (1,473)          665     (4,638)     (1,894)

Accretion on mandatorily redeemable convertible preferred stock ..................        -             -          -        (959)
                                                                                    -------       -------
Net income (loss) applicable to common stockholders. .............................  $(1,473)      $   665    $(4,638)    $(2,853)
                                                                                    =======       =======    =======     =======

Basic and diluted net income (loss) per common share .............................  $  (.07)      $   .03    $  (.23)    $  (.25)
                                                                                    =======       =======    =======     =======

Weighted average number of common shares outstanding
         Basic ...................................................................   19,903        19,633     19,894      11,369
                                                                                    =======       =======    =======     =======
         Diluted .................................................................   19,903        21,574     19,894      11,369
                                                                                    =======       =======    =======     =======


Pro forma information (see note 10):

     Net loss. ...................................................................                                       $  (854)
                                                                                                                         =======

     Basic and diluted net loss per common share .................................                                       $  (.05)
                                                                                                                         =======

     Weighted average number of common shares outstanding. .......................                                        17,495
                                                                                                                         =======

Stock-based compensation allocable to each caption:

     Cost of sales ...............................................................  $     8       $    18    $    28     $    79
     Selling, general and administrative expense .................................      142           323        502       1,396
     Research and development expense. ...........................................       23            53         83         230
                                                                                    -------       -------    -------     -------

                                                                                    $   173       $   394    $   613     $ 1,705
                                                                                    =======       =======    =======     =======


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SONIC INNOVATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                         Nine months ended
                                                                                           September 30,
                                                                                           -------------
                                                                                         2001         2000
                                                                                         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................................     $ (4,638)     $ (1,894)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
     Depreciation and amortization .............................................        1,181         1,163
     Imputed interest ..........................................................            -         1,243
     Stock-based compensation ..................................................          613         1,705
     Loss on disposal of assets ................................................            -            17
Changes in assets and liabilities net of effects of acquisition:
     Accounts receivable .......................................................        3,421        (9,974)
     Inventories ...............................................................        1,868        (2,486)
     Prepaid expenses and other.................................................         (144)           20
     Other assets. .............................................................         (437)          578
     Long-term obligations .....................................................         (100)            -
     Accounts payable and accrued expenses .....................................          255           915
                                                                                     --------      --------
       Net cash provided by (used in) operating activities .....................        2,019        (8,713)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired ..............................................       (5,206)            -
Purchase of property and equipment .............................................       (1,063)       (1,448)
Proceeds from (purchases of) marketable securities..............................        9,316       (29,433)
                                                                                     --------      --------
       Net cash provided by (used in) investing activities .....................        3,047       (30,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of costs.............................            -        52,228
Proceeds from convertible promissory notes .....................................            -         6,000
Line of credit repayment .......................................................            -        (1,966)
Principal payments on long-term obligations.....................................         (297)       (1,814)
Purchase of treasury stock .....................................................         (891)            -
Proceeds from exercise of stock options and employee stock purchases ...........          458           720
                                                                                     --------      --------
       Net cash provided by (used in) financing activities .....................         (730)       55,168

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ...................           47           169
                                                                                     --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS.......................................        4,383        15,743
CASH AND CASH EQUIVALENTS, beginning of the period .............................        7,312         5,939
                                                                                     --------      --------
CASH AND CASH EQUIVALENTS, end of the period ...................................     $ 11,695      $ 21,682
                                                                                     ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest .........................................................     $     94      $    194

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING
  ACTIVITIES:
  Mandatorily redeemable convertible preferred stock accretion .................     $      -      $    959
  Conversion of convertible promissory notes and related accrued interest ......            -        15,103
  Conversion of preferred stock.................................................            -        37,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             SONIC INNOVATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)
                                   (unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of results that may be expected for the full year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

The accompanying condensed consolidated financial statements include the accounts of Sonic Innovations, Inc. and its wholly owned subsidiaries, Sonic Innovations A/S and Sonic Innovations Pty Ltd (see note 2). All intercompany balances and transactions have been eliminated in consolidation.


2. ACQUISITION

Effective July 1, 2001, the Company purchased M-E Hearing Systems Pty Ltd., renamed Sonic Innovations Pty Ltd., for $5,000. M-E Hearing, the Company's former Australian distributor, operates 28 retail locations in Australia, as well as a wholesale business supplying other companies' retail locations. The acquisition was accounted for in accordance with Statement of Financial Accounting Standards No. ("FAS") 141 "Business Combinations" and FAS 142 "Goodwill and Other Intangible Assets," both of which were issued in June 2001. FAS 141 requires that all acquisitions after June 30, 2001 be accounted for as purchases and FAS 142 requires that goodwill not be amortized, but be subject to a periodic test of impairment.

The following table sets forth the preliminary allocation of the purchase consideration consisting of $5,000 in cash and $215 in direct expenses.

                Current assets             $1,628
                Property and equipment      1,056
                Other assets                   37
                Goodwill                    3,456
                Current liabilities          (962)
                                           ------
                Purchase consideration     $5,215
                                           ======

The excess purchase price has been preliminary allocated to goodwill and the Company is undertaking a valuation to determine the existence of any acquired intangible assets.

3. MARKETABLE SECURITIES

Management designates the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of September 30, 2001, the Company's investment portfolio consisted of short and long-term corporate debt securities, which were classified as held-to-maturity and presented at their amortized cost.

4. CONCENTRATIONS OF CREDIT RISK

The Company had one customer that comprised 13% and 26% of net sales for the three months ended September 30, 2001 and 2000, respectively, and 9% and 30% of net sales for the nine months ended September 30, 2001 and 2000, respectively. See "Factors that may affect future performance - The loss of any large customer or a reduction in orders from any large customer could significantly reduce our net sales and harm our operating results" elsewhere in this Report on Form 10-Q.

5. INVENTORIES

Inventories are stated at the lower of cost or market value using the first- in, first-out ("FIFO") method. Inventories at September 30, 2001 and December 31, 2000 consisted of the following:

                                                    September 30,   December 31,
                                                         2001           2000
                                                        ------         ------
Raw materials..................................         $  778         $3,093
Components.....................................          2,342          2,207
Work in progress...............................            143            536
Finished goods.................................          3,113          1,582
                                                        ------         ------

Total..........................................         $6,376         $7,418
                                                        ======         ======

                             SONIC INNOVATIONS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                      (in thousands, except per share data)
                                   (unaudited)

6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following:

                                                             Three months ended        Nine months ended
                                                                September 30,            September 30,
                                                                -------------            -------------
                                                              2001          2000       2001         2000
                                                              ----          ----       ----         ----
Net income (loss)                                           $(1,473)       $ 665     $(4,638)     $(1,894)
Foreign currency gain (loss)                                    153         (168)        192         (113)
                                                            -------        -----     -------      -------

Comprehensive income (loss)                                 $(1,320)       $ 497     $(4,830)     $(2,007)
                                                            =======        =====     =======      =======

7. NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per common share were computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding. Common stock equivalents were not considered in periods of net loss since their effect would be antidilutive, thereby decreasing the net loss per common share. The difference between basic and diluted common shares outstanding for the quarter ended September 30, 2000 was the assumed exercise of 2,517,000 common stock options which resulted in a diluted effect of 1,941,000 shares after applying the treasury stock method. As of September 30, 2001, common stock equivalents consisted of options to purchase 3,117,038 shares and a warrant for 20,706 common shares.

8. SEGMENT INFORMATION

The table below presents selected information for the Company's geographic operating segments for the three and nine months ended September 30, 2001 and 2000. Rest of world (ROW) sales include Sonic Innovations Pty Ltd. and export sales. Previously export sales were included in U.S. sales.

   Three months ended September 30, 2001                           United States            Europe              ROW          Total
   -------------------------------------                           -------------            ------              ---          -----
   Net sales to external customers............................           $11,493            $1,934           $2,094       $ 15,521
   Operating profit (loss)....................................            (1,765)             (272)              37         (2,000)

   Three months ended September 30, 2000
   -------------------------------------

   Net sales to external customers............................            10,868             1,665            1,470         14,003
   Operating profit (loss)....................................              (800)             (230)           1,068             38

   Nine months ended September 30, 2001
   ------------------------------------

   Net sales to external customers............................            31,269             6,709            4,128         42,106
   Operating profit (loss)....................................            (7,033)             (468)           1,205         (6,296)

   Nine months ended September 30, 2000
   ------------------------------------

   Net sales to external customers............................            29,635             5,249            4,636         39,520
   Operating profit (loss)....................................            (3,924)             (622)           3,214         (1,332)


9. INITIAL PUBLIC OFFERING (IPO)

    The Company filed a registration statement with the Securities and Exchange Commission that became effective on May 1, 2000 and sold 4,140 shares of common stock at $14.00 per share. The Company received net proceeds of $52,228. In connection with the IPO, the following items were converted into common stock:

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

10. PRO FORMA INFORMATION

The pro forma information assumes that the conversions of convertible preferred stock and convertible promissory notes and the exercise of warrants occurred as of January 1, 2000, or the date of issuance, if later. The numerator and the denominator used for purposes of computing the pro forma net loss per common share for the nine months ended September 30, 2000 were derived as follows:

                                                                                         Nine months ended
                                                                                        September 30, 2000
                                                                                        ------------------
 Numerator:
 Net loss applicable to common shareholders..........................................              $(2,853)
 Reversal of interest expense on convertible promissory notes........................                  505
 Reversal of accretion on convertible preferred stock................................                  959
 Reversal of beneficial conversion feature on certain convertible promissory notes...                  535
                                                                                                   -------

 Proforma net loss...................................................................              $  (854)
                                                                                                   =======

 Denominator:
 Weighted average common shares outstanding..........................................               11,369
 Conversion of convertible preferred stock...........................................                5,718
 Conversion of convertible promissory notes..........................................                  315
 Exercise of warrants................................................................                   93
                                                                                                   -------

 Pro forma weighted average common shares outstanding................................               17,495
                                                                                                   =======

11. SHARE REPURCHASE PROGRAM

On May 9, 2001, the Board of Directors authorized the repurchase of up to 1,000 shares of the Company's common stock as market conditions warrant. Through September 30, 2001, the Company has repurchased 232 shares of common stock at a cost of $891 under this program.

12. LEGAL PROCEEDINGS

The Company is currently a defendant in a lawsuit filed in October 2000 claiming that the Company and certain of its officers violated federal securities laws by providing materially false and misleading information or concealing information about the Company's relationship with Starkey Laboratories, Inc. This lawsuit, which is pending in the U.S. District Court for the District of Utah, purports to be brought as a class action on behalf of all purchasers of the Company's common stock from May 2, 2000 to October 24, 2000 and seeks damages in an unspecified amount. On October 24, 2001, the court held a hearing on the Company's motion to dismiss the entire complaint. The court granted the Company's motions with leave to amend. Pursuant to the court's order, the amended complaint is to be filed on December 14, 2001. The Company denies the allegations in this action and will defend itself vigorously, however, litigation is inherently uncertain and there can be no assurance that the Company will not be materially affected.

13. RECENTLY ENACTED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the use of the pooling-of-interests method of accounting for business combinations. SFAS No. 141 also establishes criteria that must be used to determine whether acquired intangible assets should be recognized separately from goodwill in the Company's financial statements. Management does not expect the adoption of SFAS No. 141 to have a material effect on the Company's financial position or results of operations.

SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Upon adoption the Company will cease to amortize goodwill. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 also requires an annual impairment test. During 2002, the Company will perform the first of the required impairment tests of goodwill. Based upon the management's preliminary analysis, it does not appear that there will be any impairment in the value of the Company's goodwill.

In August 2001, the Financial Accounting Standard Board issued SFAS No. 144, "Accounting for Impairment of Long-Lived Assets". The new standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new standard also supercedes the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date as presently required. The provisions of SFAS No. 144 are effective for financial statements beginning after December 15, 2001, but allow for early application. The adoption of this statement is not expected to have a material effect on the Company's financial position and results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. These statements refer to our future results, plans, objectives, expectations and intentions. These forward-looking statements include statements regarding the following: increased selling, general and administrative expense, additional customers, expansions in staff, expanded product offerings, anticipated growth of our business, component sales, future branding and advertising campaigns, conventions, increased research and development expense, amortization of stock-based compensation, increased capital expenditures, growth in operating expenses, future acquisitions, repurchase of our stock, future cash requirements and uses. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks discussed in the section titled "Factors That May Affect Future Performance." All amounts are reflected in thousands, except per share data.

OVERVIEW

We design, manufacture and market advanced digital hearing aids and hearing aid components designed to provide the highest levels of satisfaction for hearing impaired customers. Capitalizing on a new understanding of human hearing, we have developed patented digital signal processing ("DSP") technologies and embedded them in the smallest single-chip DSP platform ever installed in a hearing aid. We sell finished hearing aids, hearing aid kits and hearing aid components to hearing care professionals, distributors and other hearing aid manufacturers in the United States, and much of Europe, Japan and Canada and operate 28 retail locations in Australia as a result of our acquisition of Sonic Innovations Pty Ltd. We launched our first hearing aid product line, NATURA, in the fourth quarter 1998, our CONFORMA product in the first quarter 2000 and our ALTAIR product line in the fourth quarter 2000. In reporting our financial condition and results of operations, we report three geographic operating segments. We generally evaluate our operating results on a company-wide basis because all of our products are sourced from the United States, and all research and development and considerable marketing and administrative support are provided globally from the United States.

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations information for the periods indicated expressed as a percentage of our net sales.

                                                                                      Three months ended    Nine months ended
                                                                                         September 30,        September 30,
                                                                                         -------------        -------------
                                                                                         2001     2000        2001     2000
                                                                                         ----     ----        ----     ----

Net sales ........................................................................      100.0%    100.0%      100.0%   100.0%

Cost of sales ....................................................................       55.4      48.4        55.3     49.2
                                                                                         ----      ----        ----     ----

Gross profit .....................................................................       44.6      51.6        44.7     50.8

Selling, general and administrative ..............................................       41.5      34.0        41.8     34.9
Research and development .........................................................       14.9      14.5        16.4     15.0
Stock-based compensation .........................................................        1.1       2.8         1.5      4.3
                                                                                         ----      ----        ----     ----

Operating profit (loss) ..........................................................      (12.9)       .3       (15.0)    (3.4)

Other income (expense) ...........................................................        3.4       4.4         4.0     (1.4)
                                                                                         ----      ----        ----     ----

Net income (loss) ................................................................       (9.5)%     4.7%      (11.0)%   (4.8)%
                                                                                         =====     ====        ====     ====


Net Sales. Net sales consist of product sales less a provision for sales returns which is made at the time of sales. We divide our sales into two categories: hearing aid product sales, which includes NATURA, ALTAIR and CONFORMA hearing aids; and hearing aid component sales, which includes sales of our DSP chip to several other hearing aid manufacturers. Hearing aid product sales were $13,480 for the quarter ended September 30, 2001, a 46% increase from $9,241 recorded for the quarter ended September 30, 2000. By geography, U.S. hearing aid product sales in the third quarter of $9,463 were up 31% from third quarter 2000 sales of $7,237. Sales of our ALTAIR line, which was introduced last November, comprised 14% of U.S. hearing aid product sales in the third quarter 2001. Outside the U.S., ("OUS") hearing aid product sales in the third quarter included sales of $1,963 from the company's Australian subsidiary which was acquired in July 2001. Of our OUS sales, Europe sales of $1,934 were up 16% from third quarter 2000 sales of $1,665; and rest of world ("ROW") sales of $111, excluding Australia, were down 64% from third quarter 2000 sales of $339. The ROW shortfall principally related to reduced orders from our Japanese distributor, Hoya Healthcare, which Hoya has indicated is a reflection of the slow Japanese economy. Hearing aid component sales in the third quarter were $2,041 included $1,950 of sales to Starkey Laboratories, Inc., down from third quarter 2000 component sales of $4,762 which included sales to Starkey Laboratories of $3,630. The company has stated previously that component sales would represent a decreasing portion of its business, mainly due to the winding down of sales to Starkey Laboratories. Additionally, the company's Japanese OEM partner, Rion, did not order in the third quarter, citing a slowing of consumer spending in Japan.

Hearing aid product sales were $37,215 for the nine months ended September 30, 2001, a 53% increase from hearing aid product sales of $24,376 for the nine months ended September 30, 2000. U.S. hearing aid product sales for the first nine months of 2001 were $27,121, up 52% from first nine months 2000 sales of $17,861. U.S. hearing aid product sales growth was favorably affected by the introduction of products containing our second generation integrated circuitry, offset somewhat by a reduction in CONFORMA sales. OUS hearing aid product sales for the nine months ended September 30, 2001 of $10,093 were up 55% from first nine months 2000 sales of $6,515. OUS hearing aid product sales included sales of $1,963 from our Australian subsidiary, which was acquired in July 2001. Of our OUS sales, Europe sales of $6,709 were up 28% from first nine months 2000 sales of $5,249 and ROW sales, excluding Australia, of $2,165 were up 71% from first nine months 2000 sales of $1,266. For the nine months ended September 30, 2001, hearing aid component sales were $4,892, down 68% from first nine months 2000 sales of $15,145. The majority of the shortfall resulted from a reduction in sales to Starkey Laboratories, which were $3,900 for first nine months of 2001 compared to $11,774 for first nine months 2000. In addition, component sales to Rion were $3,370 in the first nine months 2000 compared to sales of $744 for the first nine months 2001.

We generally have a 60-day return policy for our hearing aid products and a no return policy for our component products. Sales returns were $3,621 and $2,646 for the quarters ended September 30, 2001 and 2000, respectively, and $11,368 and $8,310 for the nine months ended September 30, 2001 and 2000, respectively. Growth in returns principally related to the increase in hearing aid product sales from 2000 to 2001. We believe that the hearing aid industry, particularly in the United States, experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance inconsistent with consumers' expectations. We believe our return levels are within the range experienced by other hearing aid manufacturers with premium-performance, premium-priced products.

Cost of Sales. Cost of sales consists of manufacturing costs, royalty expenses, quality assurance costs and costs associated with product returns, remakes and repairs. Cost of sales was $8,603 for the quarter ended September 30, 2001, an increase of $1,825 (27%) from cost of sales of $6,778 for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, cost of sales was $23,265, an increase of $3,830 (20%) from cost of sales of $19,435 for the nine months ended September 30, 2000. As a percentage of net sales, gross margin was 44.6% for the quarter ended September 30, 2001 compared to 51.6% for the quarter ended September 30, 2000, and 44.7% for the nine months ended September 30, 2001 compared to 50.8% for the nine months ended September 30, 2000. Lower gross margins are a result of a decrease in higher margin hearing aid component sales, price erosion on all products and an increase in sales of our lower margin ALTAIR line, offset somewhat by the fixed costs of our manufacturing operations being spread over a greater sales level and operating efficiencies derived from producing at higher quantities.

We provide for the cost of remaking and repairing products under warranty, including hearing aid components. The warranty period ranges from one to three years for hearing aid products and 30 to 120 days for hearing aid components. Warranty costs were $537 and $570 for the quarters ended September 30, 2001 and 2000, respectively, and $1,622 and $1,502 for the nine months ended September 30, 2001 and 2000, respectively. The increases in warranty costs were due to the growth of sales.

Selling, General and Administrative. Selling, general and administrative expense consists primarily of wages and benefits for personnel, sales commissions, promotions and advertising, marketing support, conventions and administrative expenses. Selling, general and administrative expense was $6,442 for the quarter ended September 30, 2001, an increase of $1,677 (35%) from selling, general and administrative expense of $4,765 for the quarter ended September 30, 2000. For the first nine months of 2001, selling, general and administrative expense was $17,622, an increase of $3,820 (28%) from selling, general and administrative expense of $13,802 for the nine months ended September 30, 2000. The increase in selling, general and administrative expense for the three and nine months ended September 30, 2001 was primarily a result of increased sales headcount, marketing programs and literature.

We expect selling and marketing expense to increase as we add new customers, expand our staff, expand our product offerings, incur additional costs related to the anticipated growth of our business, and pursue branding and advertising campaigns. Selling and marketing expenses may also vary considerably from quarter to quarter as a result of the timing of our advertising campaigns and convention costs. As a result, we expect selling, general and administrative expense to continue to increase in dollars, although not necessarily as a percentage of sales.

Research and Development. Research and development expense consists primarily of wages and benefits for personnel, consulting, software, intellectual property, clinical study and engineering support costs. Research and development expense was $2,303 for the quarter ended September 30, 2001, an increase of $275 (14%) from the $2,028 for the quarter ended September 30, 2000. For the first nine months of 2001, research and development expense was $6,902, an increase of $992 (17%) from the $5,910 for the nine months ended June 30, 2001. The increases were principally the result of additional headcount, establishing a business development function and increased expenses in the areas of new product introduction and sustaining engineering. We are making continual efforts to improve our existing products as well as to develop new products because we believe that new and better products are critical to our long-term success. As a result, we expect research and development expense to continue to increase in absolute dollars, although not necessarily as a percentage of sales.

Stock-based Compensation. Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of our common stock on the grant date for stock options granted in the one-year period preceding the initial filing of our IPO and is being amortized over the vesting periods of the individual stock options, periodically adjusted for employee separations. For the quarters ended September 30, 2001 and 2000, stock-based compensation expense was $173 and $394, respectively. For the nine months ended September 30, 2001 and 2000, stock-based compensation expense was $613 and $1,705, respectively.

As of September 30, 2001, deferred stock-based compensation of $645 is expected to be amortized as follows:

        October 1, 2001 to December 31, 2001. ...........................   $134
        2002 ............................................................    354
        2003 ............................................................    121
        2004 ............................................................     26
        2005 ............................................................     10
                                                                            ----
                                                                            $645
                                                                            ====

    Other Income (Expense). Other income (expense) consisted of the following:

                                                                 Three months ended    Nine months ended
                                                                    September 30,         September 30,
                                                                    -------------         -------------
                                                                    2001     2000         2001     2000
                                                                    ----     ----         ----     ----
               Interest income                                     $   541  $   841     $ 1,937  $ 1,337
               Interest expense                                        (12)     (41)        (94)    (200)
               Foreign currency exchange gain (loss)                    72     (158)        (39)    (434)
               Non-cash imputed interest expense                         -        -           -   (1,243)
               Loss on disposal of assets and other                    (74)     (15)       (146)     (22)
                                                                   -------  -------     -------  -------

                                                                   $   527  $   627     $ 1,658  $  (562)

Interest income resulted principally from investing the IPO proceeds which were received in May 2000. Interest expense decreased because certain debt was repaid with proceeds from the IPO. Non-cash imputed interest expense in 2000 related to the following: imputed interest charges on bank financing issued with warrants as a result of allocating the financing's proceeds between the debt and warrants of $204; beneficial conversion feature offered on certain convertible debt of $535; imputed interest charges on convertible debt financing issued with warrants as a result of allocating the financing's proceeds between the debt and warrants of $316 and interest accrued on converted debt of $188.

Income Taxes. We have generated operating losses since inception and no provision or benefit for income taxes has been recorded to date.

Net Loss. Net loss for the three and nine months ended September 30, 2001 was $1,473 ($.07 per share) and $4,638 ($.23 per share), respectively based on shares outstanding of 19,903 and 19,894, respectively. Net income for the three months ended September 30, 2000 was $665 ($.03 per share). Pro forma net loss for the nine months ended September 30, 2000 was $854 ($.05 per share) (see note 10 to the condensed consolidated financial statements).

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

Net cash provided by operating activities of $2,019 for the nine months ended September 30, 2001 resulted principally from decreases in accounts receivable of $3,421 and inventory of $1,868. This decrease more than offset the net loss of $4,638, which included $1,794 of non-cash expenses pertaining to depreciation, amortization and stock- based compensation.

Net cash provided by investing activities of $3,047 for the nine months ended September 30, 2001 consisted of net proceeds from the maturity of marketable securities of $9,315 offset somewhat by the purchase of M-E Hearing of $5,206 and purchases of property, and equipment of $1,062.

Net cash used in financing activities of $730 for the nine months ended September 30, 2001 consisted of repayment of long-term obligations of $297 and the purchase of treasury stock of $891, offset somewhat by proceeds from stock option exercises and shares sold under our employee stock purchase plan of $458. At September 30, 2001, we had $47,277 in cash, cash equivalents and marketable securities.

We expect to experience growth in our operating expenses in order to execute our business plan, particularly in the areas of research and development and selling and marketing. As a result, we expect that these operating expenses, as well as capital expenditures to improve our manufacturing capability will constitute a significant use of our cash resources for at least the next twelve months. In addition, we may use cash resources to fund acquisitions of complimentary businesses and technologies and repurchase our stock from time to time.

RECENTLY ENACTED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the use of the pooling-of-interests method of accounting for business combinations. SFAS No. 141 also establishes criteria that must be used to determine whether acquired intangible assets should be recognized separately from goodwill in the Company's financial statements. Management does not expect the adoption of SFAS No. 141 to have a material effect on the Company's financial position or results of operations.

SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Upon adoption the Company will cease to amortize goodwill. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 also requires an annual impairment test. During 2002, the Company will perform the first of the required impairment tests of goodwill. Based upon the management's preliminary analysis, it does not appear that there will be any impairment in the value of the Company's goodwill.

In August 2001, the Financial Accounting Standard Board issued SFAS No. 144, "Accounting for Impairment of Long-Lived Assets". The new standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new standard also supercedes the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date as presently required. The provisions of SFAS No. 144 are effective for financial statements beginning after December 15, 2001, but allow for early application. The adoption of this statement is not expected to have a material effect on the Company's financial position and results of operations.

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

Foreign Currency Risk. We face foreign currency risks primarily as a result of revenues we receive from sales made outside the United States and from the intercompany account balance between our U.S., Danish and Australian companies. Fluctuations in the exchange rates between the U.S. dollar and other currencies could affect the sales price of our products in international markets where the prices of our products are denominated in U.S. dollars or lead to currency exchange losses where the prices of our products are denominated in local currencies.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOWS FROM OPERATING ACTIVITIES, AND WE EXPECT OUR OPERATING EXPENSES TO CONTINUE TO INCREASE

We have an accumulated deficit which includes other comprehensive income of $50.9 million at September 30, 2001. We incurred a net loss of $3.2 million and negative cash flow of $7.1 million from operating activities for the year ended December 31, 2000, and a net loss of $4.6 million for the nine month period ended September 30, 2001. We have not achieved profitability on an annual basis. We may incur net losses and negative cash flows in the future. We expect to increase our operating expenses and therefore, must generate additional revenue to achieve profitability. The size of our losses and whether or not we achieve profitability will depend in significant part on the rate of growth of our net sales. Consequently, it is possible that we will not achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

OUR FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE

Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Factors that may cause fluctuations in our operating results include the following: cancellation or changes in the timing of product orders, particularly significant orders from other hearing aid manufacturers for our hearing aid components or from audiology clinic consolidators for our hearing aid products; demand for and market acceptance of our products; manufacturing problems; high levels of returns, remakes and repairs; litigation expenses; changes in our product or customer mix; competitive pressures resulting in lower selling prices or significant promotional costs; unanticipated delays or problems in the introduction of new products; inaccurate forecasting of revenues; and the announcement or introduction of new products or services by our competitors.

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

ANY ACQUISITIONS THAT WE UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE OUR STOCKHOLDERS AND HARM OUR OPERATING RESULTS

We may acquire complimentary businesses, products and technologies. Any anticipated benefits of an acquisition may not be realized. We have in the past and will continue to evaluate acquisition prospects that would complement our existing product offerings, augment our market coverage or distribution channels, enhance our technological capabilities, or that may otherwise offer growth opportunities. Acquisitions of other companies may result in dilutive issuances of equity securities, the incurrence of debt and the amortization of intangible assets or the write-down of goodwill. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations, technologies, products and personnel of the acquired company, diversion of management's attention from other business concerns, risks of entering markets in which we have no direct or limited prior experience, and the potential loss of key employees of ours and the acquired company. For example, we acquired M-E Hearing Systems Pty Ltd. in July 2001. We may encounter difficulties in integrating M-E Hearing's operations with our own on an economically advantageous basis. In addition, other manufacturers that sold hearing aids through M-E Hearing may cancel their agreements, which would result in lost revenue. Failure to successfully integrate acquisitions we make could harm our business and operating results.

THE LOSS OF ANY LARGE CUSTOMER OR A REDUCTION IN ORDERS FROM ANY LARGE CUSTOMER COULD SIGNIFICANTLY REDUCE OUR NET SALES AND HARM OUR OPERATING RESULTS

We anticipate that our operating results in any given period will continue to depend upon revenues from a small number of large customers. Our customers are not generally contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time regardless of any forecast they may have previously provided. We may be unable to retain our current customers, and may be unable to recruit replacement or additional customers. We sell hearing aid products to several audiology clinic consolidators who have a large number of owned or franchised hearing aid clinics. If sales to these consolidators increase, we will become subject to the risk of losing these customers or incurring significant reductions in sales to these customers. In addition, we may become subject to the risk of collecting accounts receivable balances from these customers.

We also sell hearing aid components to a limited number of hearing aid manufacturers. These arrangements have accounted for a significant portion of our net sales to date. The loss of any of these large customers, or a significant reduction in sales to these customers, would significantly reduce our net sales and have a negative effect on our operating results. Sales of components to Starkey Laboratories, Inc. accounted for $12.3 million, or 24%, of net sales for the year ended December 31, 2000 and $3.9 million, or 9%, of net sales for the nine months ended September 30, 2001. We do not anticipate any further orders from Starkey. Accordingly, our net sales and operating results may decline and our gross margin will be negatively affected.

WE ARE A DEFENDANT IN A CLASS ACTION LAWSUIT IN WHICH THE PLAINTIFF IS CLAIMING THAT WE AND CERTAIN OF OUR OFFICERS VIOLATED FEDERAL SECURITIES LAWS.

We are currently a defendant in a lawsuit filed in October 2000 claiming that we and certain of our officers violated federal securities laws by providing materially false and misleading information, or concealing information, about our relationship with Starkey Laboratories, Inc. This lawsuit, which is pending in the U.S. District Court for the District of Utah, is being brought as a class action on behalf of all purchasers of our common stock from May 2, 2000 to October 24, 2000 and seeks damages in an unspecified amount. On October 24, 2001, the court held a hearing on our motions to dismiss the entire complaint. The court granted our motions with leave to amend. Pursuant to the courts order, the amended complaint is to be filed on December 14, 2001. We deny these allegations in this action and will defend ourselves vigorously; however, litigation is inherently uncertain and there can be no assurance that we will not be materially affected. We anticipate that we will incur associated litigation expense in connection with this action.

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

We launched NATURA, our first hearing aid line, in the fourth quarter 1998. We introduced our CONFORMA product in the first quarter 2000; our second generation NATURA line, NATURA 2SE, and our second-generation CONFORMA product, CONFORMA

2SE, in the second quarter 2000; and our ALTAIR line in the fourth quarter 2000. Accordingly, we have a limited selling history on which investors can base an evaluation of our products, business and prospects. Our revenue and income potential are unproven, and our business model will continue to evolve. For example, our "SE" products, which contain a noise reduction feature that we introduced in the second quarter 2000, and our ALTAIR line, which we introduced in the fourth quarter 2000, now comprise the majority of our sales. If our current and new products do not gain market share as rapidly as we anticipate, our net sales and operating results will suffer.

WE HAVE HIGH LEVELS OF PRODUCT RETURNS, REMAKES AND REPAIRS, AND OUR NET SALES AND OPERATING RESULTS WILL BE LOWER IF THESE LEVELS REMAIN HIGH OR INCREASE

We generally offer a 60-day return policy and a minimum of a one-year warranty on our hearing aid products. Our components warranty is generally 30 to 120 days. To date, we have experienced high levels of returns, remakes and repairs. Sales returns were $12.9 million for the year ended December 31, 2000 and $11.4 million for the nine months ended September 30, 2001. Warranty costs for remakes and repairs were $1.6 million for the year ended December 31, 2000 and $1.6 million for the nine months ended September 30, 2001. We may not be able to attain lower levels of returns, remakes and repairs and, in fact, these levels may increase, which could reduce our net sales and operating results.

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

WE ARE DEPENDENT ON INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO A VARIETY OF RISKS THAT COULD RESULT IN LOWER INTERNATIONAL SALES

We anticipate that international sales will continue to account for a material portion of our sales. Our reliance on international sales and operations exposes us to related risks and uncertainties which, if realized, could cause our international sales and operating results to decrease. For example, in order to market our products in the European Union, we are required to have the EU's CE mark certification. Any failure to maintain our ISO 9001 certification or CE mark would significantly reduce our net sales and operating results. In addition, we face foreign currency risks primarily as a result of the revenues we receive from sales made outside the United States and from the intercompany account balance between our U.S., Danish and Australian companies. Fluctuations in the exchange rates between the U.S. dollar and other currencies could affect the sales price of our products in international markets where the prices of our products are denominated in U.S. dollars or lead to currency exchange losses where the prices of our products are denominated in local currencies.

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

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently a defendant in a lawsuit filed in October 2000 claiming that we and certain of our officers violated federal securities laws by providing materially false and misleading information or concealing information about our relationship with Starkey Laboratories, Inc. This lawsuit, which is pending in the U.S. District Court for the District of Utah, is being brought as a class action on behalf on all purchasers of our common stock from May 2, 2000 to October 24, 2000 and seeks damages in an unspecified amount. On October 24, 2001, the court held a hearing on our motions to dismiss the entire complaint. The court granted our motions with leave to amend. Pursuant to the courts order, the amended complaint is to be filed on December 14, 2001. We deny the allegations in this action and will defend ourselves vigorously; however, litigation is inherently uncertain and there can be no assurance that we will not be materially affected. We anticipate that we will incur associated legal expenses as a result of this legal proceeding.

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

Of the $58.0 million in aggregate proceeds we raised in the IPO, (i) $4.1 million was paid to underwriters in connection with the underwriting commission, and (ii) approximately $1.7 million was paid in connection with offering expenses, printing fees, filing fees, and legal and accounting fees. There were no other direct or indirect payments to directors or officers of Sonic Innovations or any other person or entity. Through September 30, 2001, $2.7 million of the IPO proceeds were used to purchase property and equipment and $8.1 million was used to fund working capital increases. The balance has been invested in investment-grade debt securities and money market instruments. These funds may be used for general corporate purposes, including funding our operations; expanding our capacity and business; further development and commercialization of our products; research and development; repayment of remaining capital lease obligations; working capital; and possible acquisitions or investments. The amounts and timing of our actual expenditures for each of these purposes may vary significantly depending upon numerous factors, including customer order levels, the status of our product development efforts, competition, marketing and sales activities and market acceptance of our products. Pending use for these or other purposes, we intend to continue to invest the balance of the IPO proceeds in short-term, investment-grade securities. Effective upon the closing of the IPO, all previously outstanding preferred stock and convertible promissory notes converted into common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K.

None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001              /s/ Stephen L. Wilson
                                     ---------------------
                                     Stephen L. Wilson
                                     Vice President and Chief Financial Officer