Form 10-K
period 2001-12-31
SONIC INNOVATIONS INC
filed 2002-03-28
CIK 1105982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

Commission File No. 000-30335

SONIC INNOVATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0494518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2795 East Cottonwood Parkway, Suite 660
Salt Lake City, UT 84121-7036

(Address of principal executive offices)

(801) 365-2800

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act:

Common Stock ($.001 Par Value)
Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $ 51.4 million at March 20, 2002, when the closing sale price of the stock, as reported on the Nasdaq National Market was $4.93 per share. Shares of the registrant’s common stock held by executive officers, directors and holders of five percent or more of the registrant’s common stock as of March 20, 2002 have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination.

As of March 20, 2002, there were 19,409,185 shares of the registrant’s common stock outstanding.

Documents Incorporated By Reference

        Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2001 are incorporated by reference in Part II of this Form 10-K. Portions of the registrant’s Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

This form 10-K contains forward-looking statements that involve risks and uncertainties. These statements, which refer to our future plans, objectives, expectations and intentions, include details regarding the following: future component sales; growth in the hearing impaired population; growth of the hearing aid market; increased hearing aid sales; hearing aid performance; development of Expressfit software for desktop computers; direct-to-consumer advertising and promotion campaigns; new distribution opportunities; continuance of product improvement and new product development; ability to compete; exemption of future products and enhancements from 501(k) process; increases in operating expenses; acquisitions of complementary businesses, products and technologies; significance of large customers; anticipated sales to Starkey; expansion of facilities and hiring of additional personnel; potential developments regarding Arthur Andersen; level of international sales; and continued investment in short-term investment-grade securities. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements. Investors are cautioned not to place undue reliance on such statements, which speak only as of the date made.

Factors that could contribute to these differences are discussed in detail in the section titled “Factors That May Affect Future Performance” included in Item 1 of this Form 10-K for the year ended December 31, 2001. Investors should understand that it is not possible to predict or identify all factors that could cause actual results to differ from expectations, and we are under no obligation to update these factors.

ITEM 1.    BUSINESS

Our Company

Sonic Innovations, Inc. designs, develops, manufactures and markets advanced digital hearing aids that are designed to provide the highest levels of satisfaction for hearing impaired consumers. Capitalizing on our advanced understanding of human hearing, we have developed a patented digital signal processing (DSP) platform and embedded it in the smallest single-chip DSP platform ever installed in a hearing aid. Our NaturaTM, AltairTM, TributeTM and QuartetTM product lines, which incorporate our DSP platform, are among the smallest products available today and can be purchased in the five common models for hearing aids: behind-the-ear (BTE); in-the-ear (ITE); in-the-canal (ITC); mini-canal (MC); and completely-in-the-canal (CIC). Our ConformaTM and AdessoTM products, which also incorporate our DSP platform, are programmable, instant-fit, completely-in-the-canal models that are the smallest digital-based hearing aids available today.

We were formed as Sonix Technologies, a Utah corporation, in May 1991. We reincorporated in Delaware in 1997 and changed our name in 1998. We were primarily engaged in hearing aid research and development from our inception through the fourth quarter 1998, at which time we introduced our first product line, Natura. In the U.S., we sell finished hearing aids principally to hearing care professionals. Outside the U.S., we sell finished hearing aids and hearing aid kits principally to distributors, except in Australia, where we sell hearing aids on a retail basis to the hearing impaired consumer, and in Denmark, where we sell hearing aids primarily to Danish public sector dispensing clinics and hearing healthcare centers. We occasionally sell hearing aid components to other hearing aid manufacturers, although we do not expect any significant component sales in the future. The following is a timeline of our hearing aid product introductions:

Year of Introduction	Product

2002	Tribute Adesso Quartet

2001	Power ITE Directional ITE/BTE

2000	Altair Conforma 2 SE Natura 2 SE Conforma

1998	Natura

Industry Background

The Market

The market for hearing aids is very large and has substantial unmet needs. Industry researchers estimate that approximately 10% of the population of the industrialized world suffers from hearing loss, but only about 2% actually use hearing aids. It is estimated that of the total population that could benefit from a hearing aid, only about 21% of those people own a hearing aid. This is depicted in the chart below.

Hearing Aid Market by Segment Industrialized World
Type of hearing impairment	Hearing impaired percentage by type	Percentage of hearing aid owners within each type	Percentage of total hearing impaired who are hearing aid owners
Mild/moderate	75%	10%	7.5%
Severe	20	50	10.0
Profound	5	70	3.5
Total	100%		21.0%

As seen in the above chart, the use of hearing aids is particularly low in the mild/moderate segment of the hearing impaired population. Hearing impaired people in this segment, which comprises a very large percentage of the hearing impaired population, often do not purchase hearing aids for a variety of reasons including their belief that their hearing loss is not significant enough to warrant a hearing aid, their concern regarding the stigma associated with wearing a hearing aid and their perception that existing hearing aids are inadequate, uncomfortable, unreliable, expensive and unattractive.

Despite this low level of market penetration and high degree of dissatisfaction, worldwide retail sales of hearing aids are estimated to be approximately $5.0 billion and wholesale sales to be approximately $2.0 billion. We anticipate that demographic trends, such as the aging of “baby boomers,” will help accelerate the growth in the size of the hearing impaired population, which should result in increasing hearing aid sales over time.

The hearing aid market can be categorized into two segments—analog and digital. Digital hearing aids were first introduced in 1996 and currently represent an estimated 27% of hearing aid sales in the U.S. and 20% of global hearing aid sales. Despite their premium pricing, digital hearing aids represent the fastest growing segment of the market. The U.S. digital market grew by 35% in 2001 despite no overall growth in the hearing aid market. We believe that as companies like ours continue to exploit the full potential of the digital platform over the next several years, the percentage of sales from digital hearing aids will continue to increase significantly. As an all-digital hearing aid company, we expect to benefit from this movement.

Hearing Aids

Early hearing aids simply amplified previously inaudible sounds to an audible level, which caused sounds that were comfortable or fairly loud to become uncomfortably loud. Hence, the wearer was often forced to adjust the hearing aid volume control in order to avoid distortion and attempt to find an acceptable balance between sounds of differing intensities. This problem severely limited improvements in speech intelligibility, so hearing was, in reality, only partially improved.

In the 1980’s, hearing aids emerged that amplified sounds at different frequencies by predetermined amounts. These hearing aids were also able to limit sound amplification beyond a specified level to avoid discomfort associated with overamplification. Although hearing aids employing this technology helped somewhat and are still sold today, these hearing aids generally did not improve speech recognition to a level that satisfied users.

In the early 1990’s, multiband compression was introduced into hearing aids. This technology enabled differential amplification, which varies according to input intensity level, of two or more separate “bands” of the frequency spectrum. Many hearing aid companies have now developed multiband compression circuits that improve speech intelligibility from previous levels.

By 1996, technological advances based on digital signal processing led to the first digital hearing aids. Digital technology allows for more bands to further segregate the frequency range and for more effective sound processing algorithms to be built into smaller integrated circuits that consume less power. Analog circuits can provide similar sound processing benefits, but not in the small-size, low-power integrated circuits required for small hearing aids.

An estimated 59% of today’s hearing aids are classified as “premium” hearing aids. Premium hearing aids are often called “programmables” because a prescriptive correction adapted to an individual’s particular hearing loss is programmed into each hearing aid. Sophisticated multiband compression circuits enable these hearing aids to deliver differential amplification in the frequency bands where it is most needed. Some of these hearing aids have analog signal processing and digital programming, while some have digital signal processing and digital programming. The U.S. hearing aid market, segmented by digital, programmable analog and non-programmable analog is depicted in the chart below:

Hearing Impairment

The major causes of hearing loss are aging, noise exposure, disease and injury. Hearing loss is usually gradual and painless, in many cases developing so slowly that it can be unnoticeable to the hearing impaired person, even though family, business associates and friends may be quite aware of it. The effects of any hearing loss can be severe, often dramatically changing the affected person’s lifestyle. In adults, hearing loss creates coping mechanisms, which may include isolation from family and friends and a reluctance to participate in public events. In children, hearing loss may negatively affect the ability to learn, the development of communication skills and the ability to interact with others.

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

In the case of sensorineural hearing loss, all sounds are not affected equally. Typically, higher frequencies are more difficult to perceive than lower frequencies. Accordingly, the first sounds to “disappear” are those that have the highest pitches, such as the voices of women and children. Furthermore, speech becomes much more difficult to comprehend since it is the softer, higher-pitched consonants that provide essential information to facilitate discrimination among words. Consider the following word list: cat, hat, fat, sat. Without the ability to clearly hear the first letter of each of these words, a person is rendered helpless to comprehend what is being said. As a result, people with hearing losses often complain that they can hear others talking but do not understand what is being said. An example of the impact of high-frequency hearing loss is illustrated by this chart, which shows that the high-frequency sounds of consonants fall outside the hearing threshold of the hearing impaired person.

Obtaining a Hearing Aid

An individual who seeks help for a sensorineural hearing loss is often referred by a primary care physician or an ear-nose-throat physician to a hearing care professional—an audiologist or a hearing aid dispenser. Most hearing aids in the U.S. are custom-made to each individual’s ear canal, particularly for users in the mild to moderate loss category. The hearing care professional first performs an audiologic examination before taking an impression of the person’s ear canals with a liquid silicone material that hardens to the approximate shape of the canal. This impression is sent to the manufacturer who then builds an aid with a custom shell that matches the impression. This process usually requires about one week. There is considerable art and craftsmanship associated with creating custom hearing aids that fit comfortably. A great deal of judgment is involved in shaping the final shell. If the aid does not fit the patient properly, the hearing care professional may make small modifications to the shell or send the hearing aid back to the manufacturer for a remake. It is not uncommon for a new hearing aid to require remaking, which often requires an additional week.

Our Technology

Our technology strategy is to combine a number of distinct technologies, supported by 42 patents and patent applications in process to date, to produce premium digital hearing aids. We seek to protect our intellectual property through patents, licenses, trade secrets and non-disclosure agreements. We hold 15 U.S. patents, and we are the exclusive licensee for hearing aid and hearing protection applications under two patents held by Brigham Young University. We have 27 patent applications pending. The core of our technology is our proprietary DSP platform, which is based on a significant advancement in the understanding of human hearing. Using state-of-the-art chip design capabilities, we have embedded our proprietary algorithms into the smallest, single-chip DSP platform available in a hearing aid today. As a result, our products are among the smallest hearing aids available today.

Digital Signal Processing Platform

Our proprietary DSP platform contains a patented set of algorithms that are based on our advanced understanding of human hearing. These algorithms pre-process the incoming sound and present it to the impaired cochlea in a way that helps restore natural loudness perception and preserves the cues necessary for speech understanding. In addition, our DSP platform processes sound at a rate we believe to be significantly faster than other digital hearing aids. Traditionally, these hearing aids have not processed sounds quickly enough to allow a wearer to “localize” sounds, or ascertain which direction a sound is coming from. We believe that our products are the first to solve this problem, thus providing a much more natural hearing experience and restoring lost localization and directionality of sound.

Single Chip Solution

Using state-of-the-art chip design capabilities, we have embedded our proprietary DSP platform into a single chip that is the smallest, most sophisticated DSP chip available in a hearing aid today. No other hearing aid company has introduced a single-chip DSP solution. This proprietary DSP chip is an advanced, energy-efficient integrated circuit that powers frequency-specific, level-dependent, multi-channel features. The result of this convergence of advanced hearing science and leading edge digital technology is a family of hearing aids that we believe delivers a more natural, lifelike listening and communication experience to the hearing impaired.

Our Products

We have packaged our proprietary technologies into a broad line of premium digital hearing aids that offer what we believe is superior sound quality, smaller size, enhanced personalization and increased reliability at competitive prices. All of our products incorporate our proprietary DSP platform and are programmable to address the hearing loss of the individual user. We currently sell our branded products both as completed hearing aids and as hearing aid kits, or faceplates, to distributors who then market finished hearing aids generally under our brand names. In addition, we occasionally sell hearing aid components incorporating our DSP platform to other hearing aid manufacturers who then market their private label products containing our DSP platform, but we do not expect any significant component sales in the future.

Our Natura 2 SE, Altair, Tribute and Quartet product lines incorporate our DSP platform, are among the smallest custom products available today and can be purchased in the five common models for hearing aids: behind-the-ear (BTE); in-the-ear (ITE); in-the-canal (ITC); mini-canal (MC); and completely-in-the-canal (CIC).

Our Adesso product is an innovative hearing aid configuration that also contains our DSP platform and delivers a fast, comfortable fit in the smallest digital-based hearing aid available. Adesso builds upon the experience we gained with our Conforma product. Adesso physically consists of two parts: a tiny core about the size of a pencil eraser that contains the product’s electronics, and a soft disposable tip that conforms to the shape of the wearer’s ear canal. This compressible, foam tip eliminates the need to custom mold a hard plastic shell to fit the wearer’s ear canal, both increasing comfort for the wearer and enabling a custom fit in a single visit. This product fits in the ear canal of the wearer, making it nearly invisible and significantly reducing the stigma of wearing a hearing aid. We intend to price Adesso such that it will provide a superior price/value package to the consumer. As a standardized product, this product eliminates the need for costly remakes. The disposable nature of the tip helps eliminate a major cause of manufacturer repairs by allowing the wearer to simply replace the tip at regular intervals to avoid the build-up of earwax in the device.

Our DSP platform provides advanced, customized sound processing through as many as nine independent channels; employs fast-acting, narrow-band compression to allow response to speech cues and other sounds in real time; and utilizes proprietary expansion technology to reduce the annoyance of some low-intensity sounds. These features are described in more detail below.

Independent Channels

Our products deliver a more natural, life-like sound quality because they incorporate unique design features based on the characteristics of the cochlea. Like the cochlea, our DSP platform processes frequencies within narrow bands. Specifically, our DSP chip contains up to nine independent compression channels programmable with one decibel (dB) accuracy. This allows our products to be personalized for each hearing loss with unprecedented accuracy.

Fast-Acting Narrow-Band Compression

Our products contain the only DSP platform sophisticated enough to employ both fast-acting and narrow-band compression, which produces virtually instantaneous volume adjustments to sounds in various frequencies. Consequently, our products are designed to respond to speech cues and other sounds in real time–without a delay. Many of today’s digital hearing aids use wide-band compression technology. With wide-band compression technology, sounds that are distinct to a person with normal hearing will not necessarily be processed distinctly by the hearing aid. Our multi-channel, narrow-band compression can process these sounds separately and distinctly.

Expansion

To address a common complaint with traditional wide dynamic range compression (“WDRC”) hearing aids –the fact that they are noisy in relatively quiet environments–we have adapted a technology called “expansion” from the professional audio field. Traditional WDRC hearing aids apply the highest level of gain (volume) to the softest sounds, including non-speech sounds. As a result, individuals often complain that non-speech soft sounds, such as silverware clanking on dinner plates at a restaurant, get too loud and become annoying. The expansion technology in our products, however, actually reduces the volume for low-intensity sounds and can be set to meet each individual’s needs. As a result, our products are quiet, without compromising volume for normal-intensity sounds.

Program Tones

We’ve also incorporated alerting tones to tell users when they have changed from one program (memory) setting to another. In addition, a set of distinct tones alerts users when the battery is low. The volume of these tones is adjustable, so they can be set to the appropriate level for each patient.

Noise Reduction

Perhaps the number one complaint among hearing impaired persons is that they find it difficult to understand speech in the presence of background noise. Most traditional hearing aids not only fail to reduce background noises–they actually amplify them. Our Natura 2 SE, Conforma 2 SE and Adesso hearing aids offer our Personalized Noise ReductionTM technology. This patent-pending technology detects and reduces many background noises to provide the hearing impaired consumer with a more comfortable listening and communication experience, and because it is based on each hearing impaired consumer’s particular hearing needs, our Natura 2 SE, Conforma 2 SE and Adesso products are the first and only hearing aids with truly personalized noise reduction technology. Noise reduction reduces unwanted background noises and applies gain (volume) only to speech-like inputs in each of the nine independent channels. This results in an improved “signal-to-noise ratio” because the amplitude (loudness) of the noise is reduced without altering the amplitude of speech.

A study conducted at Washington University in St. Louis, which was completed in the summer of 2001, provided the independent corroboration necessary for us to make claims in our marketing campaigns that our Natura 2 SE products improve speech intelligibility in background noise, in full compliance with the regulations governing such claims. We believe we are the only hearing aid manufacturer that has been able to demonstrate this benefit in small-size custom hearing aids. Our DSP platform is the key to implementing our patented algorithms, which pre-process the incoming sound, making it more understandable for a hearing impaired listener. Our proprietary DSP integrated circuit processes sound significantly faster than those in other hearing aids, which results in more timely audio cues that are necessary for a more natural hearing experience. This advance in hearing aid technology represents another step in our ability to improve communication for the hearing impaired. We look forward to taking additional steps to further improve hearing aid performance.

ExpressfitTM Software

In order to ensure that our new model of human hearing and state-of-the-art technologies are properly programmed to the individual needs of the hearing aid wearer, we have developed a proprietary programming system, Expressfit, which enables our hearing aids to be easily configured by the hearing care professional to the unique needs of each wearer. The advanced technology of our sophisticated DSP chip is programmed by our software to make sure that sounds within each half octave frequency range are amplified appropriately in the right contrast to sounds in every other channel. Initially presented on a hand-held PalmPilot platform, it has also been adapted to work within NOAH, a popular PC-based industry programming and fitting standard, and we expect to release a version in 2002 that will run on standard desktop programs. Expressfit is an integral part of ensuring that our technologically advanced hearing aids meet the needs of each individual hearing aid wearer.

Manufacturing

Our principal manufacturing facility is in Eagan, Minnesota (near Minneapolis) and we also have manufacturing facilities in Salt Lake City, Utah; Herlev, Denmark (near Copenhagen); and Adelaide, Australia. Our principal manufacturing facility was established in Eagan because the presence of many major hearing aid and medical device companies has created a skilled labor pool that we have been able to access. Our manufacturing operations consist of the following activities:

•	overseeing the production of the DSP platform used in our products;

•	assembling and testing the electronic subsystems and non-custom products;

•	fabricating custom hearing aid shells;

•	integrating the electronic components into the hearing aid shell; and

•	testing and calibrating the finished hearing aid.

We assemble our custom CIC, MC, ITC and ITE products according to specifications received from hearing care professionals. We receive an impression of the wearer’s ear canal and programming requirements of the hearing aid from the hearing care professional, and from that we produce a custom shell and place the electronic subsystems within the shell.

Our BTE products are assembled using a standard plastic housing and are not custom-molded for a wearer’s ear. Similarly, Adesso is assembled using standardized components, consisting of an electronic subsystem, a plastic housing, or core, and disposable foam tips, which eliminates custom-molding steps associated with traditionally configured hearing aids.

A number of key components used in our products are currently available only from a single or limited number of suppliers. For example, our proprietary digital signal processing chips are manufactured by a single supplier. Our relationship with this supplier is critical to our business because our proprietary DSP chip is integral to our products and because only a small number of suppliers would be able or willing to produce our chip in the relatively small quantities and with the exacting specifications we require. Under our agreement with this supplier, we are required to make minimum annual purchases, which may be higher than our requirements. In addition, the disposable tips used in our Adesso hearing aids are produced by a single supplier, and the receivers and microphones used in all our products are available from only two suppliers. We also rely on contract manufacturers and are, therefore, subject to their performance, over which we have little control. We may be forced to cease producing our products if we experience significant shortages of critical components from these key suppliers or lose the services of our contract manufacturers. Finding a substitute part, process, supplier or manufacturer may be expensive, time-consuming or impossible.

Product Returns, Repairs and Remakes

The hearing aid industry experiences high levels of product returns due to factors such as statutorily required liberal return policies and product performance inconsistent with consumers’ expectations. This has been particularly true for companies like ours that sell premium-performance, premium-priced devices. Sales returns were $15.7 million in 2001, $12.9 million in 2000 and $8.4 million in 1999. Our warranty (remake and repair) costs were $2.2 million in 2001, $1.6 million in 2000 and $1.0 million in 1999. Although we have taken measures to reduce the levels of returns, remakes and repairs on our products, we may not be able to attain lower levels and these levels may increase, which could reduce our net sales and operating results.

Sales and Marketing

Hearing aids have traditionally been dispensed (sold to the consumer) by hearing care professionals. Due to the hearing care professional’s influence over a consumer’s choice of a hearing aid brand, we believe that developing and maintaining strong relationships with hearing care professionals is the most critical aspect of our sales and marketing strategy. As a result, we aim to deliver a high level of customer service and support to hearing care professionals.

In the U.S., there are approximately 14,000 hearing care professionals who sell hearing aids. We position our products as premium-priced, premium-performance hearing aids and therefore, our direct sales force targets select hearing care professionals who are capable of and interested in dispensing premium digital hearing aids. We currently sell our products directly to over 1,700 hearing care accounts in the U.S.

In addition to our direct sales force, we have an inside sales force and in-house trainers. We also make extensive use of contract trainers, who both influence and train hearing care professionals in order to differentiate our products and to ensure proficiency with programming and fitting. We also advertise our products to hearing care professionals through promotional materials, trade publications and conventions. Our sales force is responsible for implementing loyalty programs and cooperative advertising programs with specific customers to generate demand for our products.

Outside the U.S., we sell our products through a network of established distributors throughout much of Europe, Japan and Canada. In 1998, we established Sonic Innovations A/S, a wholly owned subsidiary located in Denmark, to drive European sales and marketing efforts. Sonic Innovations A/S sells to hearing aid distributors in most European markets, who in turn sell to hearing care professionals. Sonic Innovations A/S also sells our products on a direct basis to hearing care professionals in Germany, Europe’s largest hearing aid market. Effective January 1, 2002, we purchased our Danish distributor, Omni-ReSound ApS, and now will be selling direct in Denmark. In Japan, we have an agreement with Hoya Healthcare Corporation to serve as our exclusive distributor of hearing aids. Distribution agreements generally cover multi-year periods and are terminable for non-performance. We purchased our Australian distributor, M-E Hearing Systems Pty. Ltd., in July 2001 and renamed it Sonic Innovations Pty. Ltd. Sonic Innovations Pty. Ltd. operates 30 retail clinics and also sells on a wholesale basis to other retailers.

To further our marketing effort, we sometimes use advertising, public relations and market research agencies. These organizations work in tandem with our internal marketing team to communicate our brands’ advantages to customers. We may, in the future, implement direct-to-consumer advertising and promotion campaigns that reflect our belief that both consumers and hearing care professionals are important to the success of our products.

We believe that the evolution of the current distribution channel, combined with the characteristics of our hearing aids, particularly the ease of fitting and opportunity for reduced hearing aid returns, remakes and repairs, will create new distribution opportunities. We are exploring alternative and emerging distribution channels, and we are currently selling to large hearing care chains and other chain-based retailers.

Customers

Our net sales in 2001 of $57.3 million were comprised of hearing aid sales of $52.3 million and component sales of $5.0 million. Hearing aid sales by geography were as follows: U.S.—$37.3 million; Europe—$8.9 million; and rest-of-world – $6.1 million. Our customers are not generally contractually obligated to purchase any fixed quantities of products and they may stop placing orders with us at any time. If any of our larger customers were to stop or delay purchases, our net sales and operating results would be adversely affected, particularly on a quarterly basis. We may be unable to retain our current customers, and we may be unable to recruit replacement or additional customers. We are selling an increasing number of hearing aids to several audiology clinic consolidators who have a large number of owned or franchised hearing aid clinics. Sales to these consolidators continue to increase and, therefore, we are subject to the risk of losing these customers, incurring significant reductions in sales to these customers or granting price concessions to these customers. In addition, we may become subject to the risk of collecting accounts receivable balances from these customers. We had one hearing aid customer who accounted for approximately $5.5 million, or 10%, of net sales in 2001. This customer accounted for approximately $1.0 million, or 9%, of our gross accounts receivable balance at December 31, 2001.

Research and Development

We continue to work on both product improvements and new product development, and we expect to continue both activities in the future. We intend to use product improvements and new product development to enhance our competitive position in the market. As of December 31, 2001, there were 41 employees actively involved in research, development, clinical and regulatory activities. Their skills include audiology, clinical research, integrated circuit engineering, software engineering and materials science. Research and development expense was $9.1 million in 2001, $7.9 million in 2000 and $7.0 million in 1999.

Competition

We encounter aggressive competition from a number of hearing aid competitors worldwide. We compete principally with larger companies—Siemens GmbH, Starkey Laboratories, Inc., Widex A/S, William Demant Holding A/S (through its Oticon and Bernafon divisions), Phonak S.A. and Great Nordic A/S (through its GN ReSound division)—all of which have greater financial, sales and marketing, manufacturing and development resources than we currently possess. Our competitors may develop products that are more effective in treating hearing loss than our own products, thus rendering our technologies and products obsolete or uncompetitive. We may not be able to compete effectively with these competitors. The number of companies who have a manufacturing and marketing presence in the hearing aid industry is approximately one-half of what it was in 1990. Consolidation in the hearing aid industry has accelerated in the last several years, as evidenced by the acquisitions of Beltone, Dahlberg/Miracle Ear, ReSound, Philips and Unitron, and further consolidation could produce stronger competitors. If we fail to compete effectively, our net sales and operating results will suffer. For instance, we may have to reduce the prices of our products or offer additional customer incentives to stay competitive.

The digital segment of the hearing aid industry is characterized by increasing competition and rapid new product introductions. The proliferation of digital hearing aids is likely to lead to increasing price pressure and intense marketing campaigns as each company tries to differentiate its product from the others. We compete primarily on the basis of sound quality; technology; size, particularly in completely-in-the-canal models; quality; comfort; reliability; price; ease of fitting the hearing aid; marketing, sales and distribution capabilities; and customer service, support and training. We believe we can compete effectively on each of these factors.

Patents, Licenses and Trade Secrets

We currently hold 15 U.S. patents and are the exclusive licensee for hearing aid and hearing protection applications under two patents held by Brigham Young University (“BYU”). We also have 27 patent applications pending.

Under our 1995 license agreement with BYU, as amended in 1996 and 2000, we have an exclusive worldwide license to utilize patents and patents pending involving hearing aid signal processing, audio signal processing and hearing compression, including the fundamental sound processing algorithm incorporated into our DSP platform. Under this agreement, which expires in 2013 on the expiration of the last claim of the patents, we are responsible for the payment of all fees and costs associated with filing and maintaining patent rights. As consideration for the license, we have issued 105,567 shares of our common stock and have paid $580,000 to BYU.

In 1997, we entered into another license agreement with BYU giving us the perpetual right to use specified “noise suppression” technologies owned by BYU. We have exclusive worldwide rights to use these technologies in hearing aid and hearing protection applications and a non-exclusive right to use them for other applications. We are required to make royalty payments to BYU equal to 0.5% of sales derived from products containing the licensed technologies.

In 2000, we paid $1.8 million to K/S HIMPP, a Danish partnership that owns approximately 200 patents considered essential for the sale of programmable hearing aids, for a fully paid-up technology license. No further royalties are owed to K/S HIMPP for the use of the licensed patents.

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

Government Regulation

Our products are considered to be medical devices and are subject to regulation in the U.S. by the Food and Drug Administration (FDA), which may hamper the timing of our product introductions or subject us to costly penalties in the event we fail to comply. Generally, medical devices must either receive premarket clearance from the FDA through the 510(k) process or be an exempt product. Although we received 510(k) clearance for our Expressfit fitting and programming system and Conforma hearing aid, we believe our future products and enhancements are exempt from the 510(k) process. We must comply with facility registration and product listing requirements of the FDA and adhere to its Quality System Regulations (“QSR”). The FDA enforces the QSR through periodic inspections, which we have yet to undergo. If we or any third-party manufacturers of our products do not conform to the QSR, we will be required to find alternative manufacturers that do conform, which could be a long and costly process. Noncompliance with applicable FDA requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production or criminal prosecution.

Sales of our products outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approvals required by other countries may negatively affect our ability to sell products in those countries. In order to market our products in the member countries of the European Union (EU), we are required to obtain the EU’s CE mark certification, which we have accomplished by meeting the requirements of ISO 9001. Any failure to maintain our ISO 9001 certification or CE mark could significantly reduce our net sales and operating results.

Employees

As of December 31, 2001, we had 284 employees in the U.S., including 24 in administration, 65 in sales and marketing, 41 in research, development, clinical and regulatory and 154 in operations. Outside the U.S., we had 101 employees in Australia and 45 employees in Europe. The majority of employees outside the U.S. are in operations and sales and marketing. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider relations with our employees to be good.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

Our future results, plans, objectives, expectations and intentions could be affected by any of the following “risk factors.” Investors should understand that it is not possible to predict or identify all such factors, and we are under no obligation to update these factors. Investors should not consider the factors listed as a complete statement of all potential risks and uncertainties.

WE HAVE A HISTORY OF LOSSES AND NEGATIVE OPERATING CASH FLOWS

We have an accumulated deficit of $51.6 million at December 31, 2001. We incurred a net loss of $5.6 million in 2001 and cash and marketable securities declined from $52.2 million at December 31, 2000 to $45.8 million at December 31, 2001. We have not achieved profitability on an annual basis. We may incur net losses and negative operating cash flows in the future. We expect to increase our operating expenses and therefore, must generate additional revenue to achieve profitability. The size of our losses and whether or not we achieve profitability will depend in significant part on the rate of growth of our net sales. Consequently, it is possible that we will not achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

WE FACE AGGRESSIVE COMPETITION IN OUR BUSINESS, AND IF WE DO NOT COMPETE EFFECTIVELY OUR NET SALES AND OPERATING RESULTS WILL SUFFER

We encounter aggressive competition from a number of competitors worldwide, six of which have far greater sales and more extensive financial and business resources than we have. Some of our competitors have invested in or advanced money, offered forgivable loans and provided other incentives to retail hearing aid operations. We may not choose to, or be able to, match these incentives, which could put us at a competitive disadvantage. Some of our competitors have introduced less expensive digital hearing aids, which could have the effect of depressing the average selling prices of our products. In addition, competitors may establish their own network of owned or franchised hearing aid clinics, which could cause us to lose existing customers. If we fail to compete effectively, our net sales and operating results will suffer.

OUR FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE

Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Factors that may cause fluctuations in our operating results include the following: demand for and market acceptance of our products; cancellation or a reduction in orders from audiology clinic consolidators; manufacturing problems; high levels of returns, remakes and repairs; changes in our product or customer mix; competitive pressures resulting in lower selling prices or significant promotional costs; unanticipated delays or problems in the introduction of new products; inaccurate forecasting of revenues; and the announcement or introduction of new products or services by our competitors.

If net sales for a particular period were below our expectations, it is unlikely that we could proportionately reduce our operating expenses for that period. Therefore, any revenue shortfall would have a disproportionately negative effect on our operating results for the period. You should not rely on our results for any one quarter as an indication of our future performance. In future quarters, our operating results may be below the expectations of public market analysts or investors. If this occurs, our stock price would very likely decrease.

ANY ACQUISITIONS THAT WE UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE OUR SHAREHOLDERS AND HARM OUR OPERATING RESULTS

We have acquired and may in the future acquire complementary businesses, products and technologies. Any anticipated benefits of an acquisition may not be realized. Acquisition prospects include those that would complement our existing product offerings, augment our market coverage or distribution channels, enhance our technological capabilities, or otherwise offer growth opportunities. Acquisitions of other companies may result in the utilization of cash and marketable securities, dilutive issuances of equity securities, the incurrence of debt and the amortization of intangible assets or the write-down of goodwill. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations, technologies, products and personnel of the acquired company, diversion of management’s attention from other business concerns, risks of entering markets in which we have no direct or limited prior experience, and the potential loss of key employees of ours and the acquired company. For example, we acquired M-E Hearing Systems Pty. Ltd. (“M-E Hearing”) in July 2001 and Omni-ReSound ApS (“Omni-ReSound”) in January 2002. We may encounter difficulties in integrating the operations of M-E Hearing and Omni-ReSound with our own on economically advantageous bases. In addition, other manufacturers that sold hearing aids through M-E Hearing and Omni-ReSound may cancel their agreements, which would result in lost revenue if not replaced. Difficulties in integrating Omni-ReSound may also result in loss of the annually awarded Danish government hearing aid contract. Failure to successfully integrate acquisitions we make could harm our business and operating results.

THE LOSS OF ANY LARGE CUSTOMER OR A REDUCTION IN ORDERS FROM ANY LARGE CUSTOMER COULD SIGNIFICANTLY REDUCE OUR NET SALES AND HARM OUR OPERATING RESULTS

We anticipate that our operating results in any given period will continue to depend upon revenues from a small number of large customers. Our customers are not generally contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time. We may be unable to retain our current customers, and may be unable to recruit replacement or additional customers. We are selling an increasing number of hearing aids to several audiology clinic consolidators that have a large number of owned or franchised hearing aid clinics. Sales to these consolidators continue to increase and, therefore, we are subject to the risk of losing these customers, incurring significant reductions in sales to these customers or granting price concessions in order to maintain our business. In addition, we are subject to the risk of being unable to collect accounts receivable balances from these customers. We had one hearing aid customer who accounted for approximately $5.5 million, or 10%, of net sales in 2001. This customer accounted for approximately $1.0 million, or 9%, of our gross account receivable balance at December 31, 2001. In recent years competitors have purchased consolidators, which could result in lost revenue for us.

We also sell components to a limited number of hearing aid manufacturers. These arrangements have accounted for a large but decreasing portion of our net sales to date. Sales of components to Starkey Laboratories, Inc. accounted for $3.9 million, or 7%, of net sales in 2001 and $12.3 million, or 24%, of net sales in 2000. We do not anticipate any further sales to Starkey. Accordingly, our net sales, operating results and gross margin will be negatively affected in the future.

WE ARE A DEFENDANT IN A CLASS ACTION LAWSUIT IN WHICH THE PLAINTIFF IS CLAIMING THAT WE AND CERTAIN OF OUR OFFICERS VIOLATED FEDERAL SECURITIES LAWS

We are currently a defendant in a lawsuit filed in October 2000 claiming that we and certain of our officers and directors violated federal securities laws by providing materially false and misleading information, or concealing information, about our relationship with Starkey Laboratories, Inc. This lawsuit, which is pending in the U.S. District Court for the District of Utah, is being brought as a class action on behalf of all purchasers of our common stock from May 2, 2000 to October 24, 2000 and seeks damages in an unspecified amount. In October 2001, the court held a hearing on our motions to dismiss the entire complaint. The court granted our motions with leave to amend. An amended complaint was filed in December 2001 and we have again filed motions to dismiss the entire complaint. We deny the allegations in this action and will defend ourselves vigorously; however, litigation is inherently uncertain and there can be no assurance that we will not be materially and adversely affected. There has been no discovery to date, no class has been certified and no trial date has been scheduled.

WE RELY ON SEVERAL SOLE SOURCE OR LIMITED SOURCE SUPPLIERS AND MANUFACTURERS, AND OUR PRODUCTION WILL BE SERIOUSLY HARMED IF THESE SUPPLIERS AND MANUFACTURERS ARE NOT ABLE TO MEET OUR DEMAND AND ALTERNATIVE SOURCES ARE NOT AVAILABLE

A number of key components used in our products are currently available only from a single or limited number of suppliers. For example, our proprietary digital signal processing chips are manufactured by a single supplier. Our relationship with this supplier is critical to our business because only a small number of suppliers would be able or willing to produce our chips in the relatively small quantities and with the exacting specifications we require. Under our agreement with this supplier, we are required to make minimum annual purchases, which may be higher than our requirements. In addition, the disposable tips used in our Adesso hearing aids are produced by a single supplier, and the receivers and microphones used in all our products are available from only two suppliers. We also rely on contract manufacturers and are therefore subject to their performance, over which we have little control. We may be forced to cease producing our products if we experience significant shortages of critical components from these key suppliers or lose the services of our contract manufacturers. Finding a substitute part, process, supplier or manufacturer may be expensive, time-consuming or impossible.

WE HAVE HIGH LEVELS OF PRODUCT RETURNS, REMAKES AND REPAIRS, AND OUR NET SALES AND OPERATING RESULTS WILL BE LOWER IF THESE LEVELS REMAIN HIGH OR INCREASE

We generally offer a 60-day return policy and a minimum of a one-year warranty on our hearing aids. Our components warranty is generally 30 to 120 days. To date, we have experienced high levels of returns, remakes and repairs. Sales returns were $15.7 million in 2001, $12.9 million in 2000 and $8.4 million in 1999. Warranty costs for remakes and repairs were $2.2 million in 2001, $1.6 million in 2000 and $1.0 million in 1999. We may not be able to attain lower levels of returns, remakes and repairs and, in fact, these levels may increase, which could reduce our net sales and operating results.

IF WE FAIL TO DEVELOP NEW AND INNOVATIVE PRODUCTS, OUR COMPETITIVE POSITION WILL SUFFER AND IF OUR NEW PRODUCTS DO NOT GAIN MARKET SHARE AS RAPIDLY AS WE ANTICIPATE OUR OPERATING RESULTS WILL SUFFER

In order to be successful, we must develop new products and be a leader in the commercialization of new technology innovations in the hearing aid market. Technological innovation is expensive and unpredictable and may require hiring expert personnel who are difficult to find and attract. Without the timely introduction of new products, our existing products are likely to become technologically obsolete over time, which would harm our business. We may not have the technical capabilities necessary to develop further technologically innovative products. In addition, any enhancements to or new generations of our products, even if successfully developed, may not generate revenue in excess of the costs of development. Our products may be rendered obsolete by changing consumer preferences or the introduction of products embodying new technologies or features by us or our competitors. If our products do not gain market share as rapidly as we anticipate, our net sales and operating results will suffer.

WE MAY BE UNABLE TO EXPAND OUR MANUFACTURING CAPABILITIES SUFFICIENTLY OR TO FIND THIRD PARTIES TO MANUFACTURE OUR PRODUCTS, WHICH WOULD LIMIT OUR ABILITY TO DEVELOP AND DELIVER SUFFICIENT QUANTITIES OF PRODUCTS IN A TIMELY MANNER

To be successful, we must manufacture our products in commercial quantities in compliance with regulatory requirements at acceptable costs. We may not be able to expand our manufacturing capabilities at acceptable costs or enter into agreements with third parties with respect to these activities. We would incur significant expenses if we expanded our facilities and hired additional personnel. We may seek collaborative arrangements with other companies to manufacture current products or new products.

THIRD PARTIES HAVE CLAIMED AND MAY CLAIM IN THE FUTURE THAT WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY, AND WE COULD SUFFER SIGNIFICANT EXPENSE OR BE PREVENTED FROM SELLING PRODUCTS IF THESE CLAIMS ARE SUCCESSFUL

Third parties have claimed and may claim in the future that we are infringing their intellectual property rights. While we do not believe that any of our products infringe the proprietary rights of third parties, we may be unaware of intellectual property rights of others that may cover some of our technology. Whether or not we actually infringe a third party’s rights, any litigation regarding patents or other intellectual property could be costly and time-consuming and divert our management and key personnel from our business operations. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements.

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

WE ARE DEPENDENT ON INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO A VARIETY OF RISKS THAT COULD RESULT IN LOWER INTERNATIONAL SALES

We anticipate that international sales will continue to account for a material portion of our sales. Our reliance on international sales and operations exposes us to related risks and uncertainties which, if realized, could cause our international sales and operating results to decrease. For example, in order to market our products in the European Union, we are required to have the EU’s CE mark certification. Any failure to maintain our certification or CE mark would significantly reduce our net sales and operating results. In addition, we face foreign currency risks primarily as a result of the revenues we receive from sales made outside the U.S. and from the intercompany account balances between our U.S. and Danish and Australian companies. Fluctuations in the exchange rates between the U.S. dollar and other currencies could affect the sales price of our products in international markets where the prices of our products are denominated in U.S. dollars or lead to currency exchange losses where the prices of our products are denominated in local currencies.

WE MAY ENCOUNTER DIFFICULTIES IN MANAGING OUR GROWTH, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS

We have experienced a period of rapid growth that has placed and may continue to place a strain on our human and capital resources. To the extent our sales increase, there will be additional demands on our manufacturing and customer service resources. If we are unable to manage this growth effectively, our business and operating results will suffer.

WE MAY NOT BE ABLE TO MAINTAIN OR EXPAND OUR BUSINESS IF WE ARE UNABLE TO
HIRE AND RETAIN SUFFICIENT TECHNICAL AND SALES PERSONNEL

Competition for qualified personnel in technology industries can be intense. We intend to expand our direct sales force in order to increase market awareness of our products and, in turn, to generate increased revenue. Accordingly, we expect to hire a number of sales personnel in 2002. If we are unable to hire and retain sufficient technical and sales personnel our business and operating results will suffer.

IF OUR STOCK PRICE DOES NOT INCREASE, WE MAY HAVE DIFFICULTY RETAINING EMPLOYEES

Stock options are an important component of the compensation of our personnel. If our stock price does not increase in the future, we may face difficulty retaining employees and may need to exchange options for new options or issue new options to motivate and retain our employees, which would be dilutive to our shareholders.

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

IF WE FAIL TO COMPLY WITH FOOD AND DRUG ADMINISTRATION REGULATIONS, WE MAY SUFFER FINES, INJUNCTIONS OR OTHER PENALTIES

Our products are considered to be medical devices and are, accordingly, subject to regulation in the U.S. by the Food and Drug Administration (“FDA”), which may hamper the timing of our product introductions or subject us to costly penalties in the event we fail to comply. We must comply with facility registration and product listing requirements of the FDA and adhere to its Quality System Regulations. Noncompliance with applicable FDA requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production or criminal prosecution.

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

THERE MAY BE SALES OF A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK BY PRE-INITIAL PUBLIC OFFERING SHAREHOLDERS INCLUDING OUR DIRECTORS AND OFFICERS, AND THESE SALES COULD CAUSE OUR STOCK PRICE TO FALL

Sales of substantial amounts of our common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our common stock. Approximately six million of our outstanding shares of common stock continue to be held by venture capital firms that have not yet distributed their shares to their limited partners. In addition, some of our officers have adopted trading plans under SEC Rule 10b5-1 in order to dispose of a portion of their shares in an orderly manner. Other officers or directors may adopt such a trading plan in the future.

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

Our certificate of incorporation and bylaws, shareholder rights plan and Delaware law contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. While we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some shareholders and a takeover bid otherwise favored by a majority of our shareholders might be rejected by our board of directors.

OUR FINANCIAL STATEMENTS ARE AUDITED BY ARTHUR ANDERSEN, WHICH HAS BEEN INDICTED BY THE DEPARTMENT OF JUSTICE, AND WE MAY NEED TO CHANGE AUDITORS, WHICH COULD BE EXPENSIVE AND COULD HAVE OTHER ADVERSE CONSEQUENCES

Our financial statements for the year ended December 31, 2001 were audited by Arthur Andersen LLP, and our Board of Directors has appointed Arthur Andersen as our independent public accounting firm for the year ending December 31, 2002. Arthur Andersen has been indicted by the Department of Justice for obstruction of justice. The Securities and Exchange Commission (“SEC”) has adopted regulations requiring companies to receive representations from Arthur Andersen concerning audit quality controls prior to filing financial statements audited by Arthur Andersen after March 14, 2002. If Arthur Andersen is unable to meet SEC auditing requirements in the future, or if our Board of Directors decides that it is in our and our shareholders’ best interest to disengage Arthur Andersen, we could incur significant costs and delays in preparing audited financial statements and we may be unable to satisfy our SEC filing requirements (including meeting requirements that are necessary for continued listing on Nasdaq that permit sales of stock pursuant to Rule 144 and that allow use of S-3 registration statements), either of which could harm our business.

ITEM 2.    PROPERTIES

We lease approximately 24,000 square feet of manufacturing and office space in Eagan, Minnesota, under two leases expiring in December 2004 and June 2003. In Salt Lake City, Utah, we lease approximately 55,000 square feet of manufacturing and office space under a five-year lease expiring in August 2004. Our Denmark-based subsidiaries lease approximately 16,000 square feet of office and manufacturing space near Copenhagen under a four-year lease expiring in August 2004. Our Australian subsidiary leases approximately 10,000 square feet of office and manufacturing space in Adelaide. In addition, we have 30 retail locations in Australia, which lease approximately 15,000 square feet in total. While we have sufficient manufacturing capacity to satisfy current demand, any significant increase in demand will likely require an increase in manufacturing capacity.

ITEM 3.    LEGAL PROCEEDINGS
We are currently a defendant in a lawsuit filed in October 2000 claiming that we and certain of our officers and directors violated federal securities laws by providing materially false and misleading information, or concealing information, about our relationship with Starkey Laboratories, Inc. This lawsuit, which is pending in the U.S. District Court for the District of Utah, is being brought as a class action on behalf on all purchasers of our common stock from May 2, 2000 to October 24, 2000 and seeks damages in an unspecified amount. In October 2001, the court held a hearing on our motions to dismiss the entire complaint. The court granted our motions with leave to amend. An amended complaint was filed in December 2001 and we have again filed motions to dismiss the entire complaint. We strongly deny the allegations in this action and will defend ourselves vigorously; however, litigation is inherently uncertain and there can be no assurance that we will not be materially and adversely affected. There has been no discovery to date, no class has been certified and no trial has been scheduled.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter ended December 31, 2001.

Executive Officers of the Registrant

The following table sets forth our current executive and other officers and their ages as of December 31, 2001:

Name	Age	Position
Kevin J. Ryan	61	Chairman of the Board
Andrew G. Raguskus	56	President and Chief Executive Officer
Stephen L. Wilson	48	Vice President and Chief Financial Officer
Jorgen Heide	62	Vice President International
Gregory N. Koskowich	41	Vice President Research and Development
Robert P. Wolf	41	Vice President Sales and Marketing
Victor H. Bray, Jr.	47	Vice President Clinical Research
Jerry L. DaBell	55	Vice President Business Development
Weston O. Ison	61	Vice President Operations, Quality and Regulatory
Michael D. Monahan	55	Vice President U.S. Professional Division
H. Jakob Skadegaard	62	President Sonic Innovations A/S

Kevin J. Ryan became our Chairman, an officer position, effective January 1, 2002. Mr. Ryan was Chairman, President and Chief Executive Officer of Wesley Jessen Vision Care, Inc., a manufacturer of contact lenses, from 1995 until its acquisition by the CIBA division of Novartis in 2001. Prior to that, Mr. Ryan was President of Biosource Technologies Inc., a biopharmaceuticals company, from 1991 to 1995. He serves on the board of Large Scale Biology Corporation, a bio-technology company. Mr. Ryan earned a bachelor’s degree in business and marketing from Notre Dame University.

Andrew G. Raguskus joined Sonic Innovations in September 1996 as President, Chief Executive Officer and director. Mr. Raguskus was Chief Operating Officer of Sonic Solutions, Inc., a maker of digital audio workstations, during 1996. He was Senior Vice President of Operations of ReSound Corporation, a hearing aid company, from 1991 to 1995. Prior to joining ReSound, Mr. Raguskus held positions with various technology companies, including Sun Microsystems, Inc. and General Electric’s Medical Systems Division. He earned a bachelor’s degree in electrical engineering from Rensselaer Polytechnic Institute and is a graduate of General Electric’s MPA management program.

Stephen L. Wilson joined Sonic Innovations in October 1999 as Vice President and Chief Financial Officer. From 1997 to 1999, Mr. Wilson was Executive Vice President and Chief Financial Officer and Secretary of Computer Motion, Inc., a medical robotics company. From 1990 to 1997, he was Vice President Finance and Chief Financial Officer of St. Jude Medical, Inc., a cardiovascular medical device company. He earned a bachelor’s degree in accounting from University of Connecticut and is a Certified Public Accountant.

Jorgen Heide joined Sonic Innovations in March 1997 as Vice President Operations and became Vice President International in February 1998. From 1992 to 1997, Mr. Heide held three separate Vice President positions at ReSound Corporation, a hearing aid company. He earned a master’s degree in electronic engineering from Frederiksberg Tekniske Skole in Copenhagen, Denmark.

Gregory N. Koskowich, Ph.D., joined Sonic Innovations in June 1997 as Vice President Research and Development. From 1995 to 1997, he was Vice President Product Development at IMP, Inc., a semi-conductor manufacturer. From 1992 to 1995, he was Manager of Microelectronics Engineering at ReSound Corporation, a hearing aid company. Dr. Koskowich’s career also included positions at ELDEC Corporation and IBM. He earned a bachelor’s degree and a master’s degree in electrical engineering from University of Calgary and a Ph.D. in electrical engineering from University of Washington.

Robert P. Wolf joined Sonic Innovations in August 2000 as Vice President Marketing and e-Business and became Vice President Sales and Marketing in February 2001. During 1999, he was President and Chief Executive Officer of Audiology Online, Inc., a web-based audiology information company. From 1994 to 2000, he was Vice President Sales and Marketing at Siemens Hearing Instruments, USA, a division of Siemens GmbH. He earned a master of clinical science degree in audiology and bachelor’s degree in microbiology and immunology from University of Western Ontario.

Victor H. Bray, Jr., Ph.D., joined Sonic Innovations in August 1997 as Vice President Clinical Research. From 1993 to 1997, Dr. Bray was Director of Clinical Research, Clinical Research Manager and Senior Clinical Research Audiologist at ReSound Corporation, a hearing aid company. From 1986 to 1993, he was Director of Audiology and Clinical Audiologist at the Austin Ear Clinic. He earned a bachelor’s degree in biochemistry from the University of Georgia, a master’s degree in audiology from Auburn University and a Ph.D. in speech and hearing science from University of Texas at Austin.

Jerry L. DaBell joined Sonic Innovations in July 2000 as Vice President Business Development. He was Senior Vice President of Business Development at IMP, Inc., a semi-conductor manufacturer, where he was employed from 1988 to 2000. He earned a bachelor’s degree and a master’s degree in electrical engineering from Brigham Young University.

Weston O. Ison joined Sonic Innovations in October 1999 as Vice President Quality and Regulatory and became Vice President Operations, Quality and Regulatory in June 2001. From 1992 to 1999, he served as Vice President of Quality, Customer Service and Operations Planning at American National Can, a packaging company. Mr. Ison’s career also included positions at Case Corporation, Picker Medical and General Electric. He earned a bachelor’s degree in electrical engineering from University of Utah.

Michael D. Monahan joined Sonic Innovations in March 1998 as Vice President Sales and became Vice President U.S. Professional Division in November 1999. From 1997 to 1998, he was Director of Sales of Enact, Inc., a tele-health information company. Prior to that, he was National Sales Manager of HDC Corporation, a medical company, from 1996 to 1997; and Sales Manager of Menlo Care, Inc., a medical device company, from 1992 to 1996. He earned a bachelor’s degree in business administration from California State College.

H. Jakob Skadegaard joined Sonic Innovations in August 1998 as President of Sonic Innovations A/S, a wholly owned subsidiary of Sonic Innovations, Inc. From 1994 to 1998, he was Manager of Business Development and Distributor Sales for ReSound Corporation’s European Operation. His career also included positions as President of Oticon Switzerland, Oticon USA and Bernafon USA and Executive Vice President of Rexton Switzerland, all of which are hearing aid companies.

Executive officers are elected by the board of directors and serve until their successors have been duly elected and qualified.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information set forth under the captions “Stock Exchange Listing,” “Price Range of Sonic Innovations, Inc. Common Stock,” and “Dividends” in the inside back cover of our 2001 Annual Report to Shareholders is incorporated herein by reference.

On May 5, 2000 we completed the sale of an aggregate of 4,140,000 shares of our common stock, at a price of $14.00 per share in a firm commitment underwritten IPO. The IPO was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-30566), which the U.S. Securities and Exchange Commission declared effective on May 1, 2000. Goldman, Sachs & Co., Deutsche Bank Securities, Inc. and U.S. Bancorp Piper Jaffray Inc. were the lead underwriters for the offering.

Of the $58.0 million aggregate proceeds we raised in the IPO, (i) $4.1 million was paid to underwriters in connection with the underwriting discount, and (ii) approximately $1.7 million was paid in connection with offering expenses, printing fees, filing fees, and legal and accounting fees. There were no other direct or indirect payments to directors or officers of Sonic Innovations or any other person or entity. Through December 31, 2001, approximately $3.1 million of the IPO proceeds were used to purchase property and equipment, $7.4 million was used to fund working capital increases, $2.7 million was used to purchase common stock for treasury and $5.1 million was used to purchase our distributor in Australia. The balance has been invested in investment-grade debt securities and money market instruments. These funds may be used for general corporate purposes, including research and development; repayment of remaining capital lease obligations; working capital; and possible acquisitions or investments. The amounts and timing of our actual expenditures for each of these purposes may vary significantly depending upon numerous factors, including customer order levels, the status of our product development efforts, competition, marketing and sales activities and market acceptance of our products. We intend to continue to invest the balance of the IPO proceeds in investment-grade securities and money market instruments.

ITEM 6.    SELECTED FINANCIAL DATA (in thousands, except per share and other data)

	2001	2000	1999	1998	1997
Statements of Operations:
Net sales	$57,267	$51,660	$28,694	$2,143	$—
Gross profit	$26,018	$25,473	$11,632	$87	$—
Percent of sales	45.4%	49.3%	40.5%	4.0%	—
Operating expenses	$33,746	$29,224	$25,383	$14,276	$5,326
Percent of sales	58.9%	56.6%	88.5%	666.2%	N/M

Operating loss	$(7,728)	$(3,751)	$(13,751)	$(14,189)	$(5,326)
Net loss applicable to common Shareholders	$(5,635)	$(4,204)	$(17,337)	$(15,439)	$(5,828)
Loss per share	$(.28)	$(.31)	$(12.72)	$(15.61)	$(8.23)
Weighted average number of common shares outstanding	19,822	13,479	1,363	989	708

Balance Sheets:
Cash and marketable securities	$45,806	$52,210	$5,939	$11,930	$11,945
Long-term obligations	$102	$451	$2,085	$1,690	$625
Total assets	$70,856	$76,248	$18,462	$16,872	$13,091
Shareholders’ equity (deficit)	$57,164	$64,271	$(38,801)	$(23,853)	$(8,549)

Other:
Current ratio	3.6 to 1	6.0 to 1	0.7 to 1	2.6 to 1	8.2 to 1
Number of employees	430	342	211	107	30

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 13 through 17 of our 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk” on page 17 of our 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Sonic Innovations, Inc. and report of independent public accountants set forth on pages 18 through 31 of our 2001 Annual Report to Shareholders are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Report of Independent Public Accountants

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our directors as set forth under the captions “Election of Directors” and “Directors” in our definitive Proxy Statement for the May 16, 2002 Annual Meeting of Shareholders is incorporated herein by reference. Information concerning our executive officers is set forth in Part I, Item 4 hereto. The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the May 16, 2002 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation and Other Information” and “Director Compensation” in our definitive Proxy Statement for the May 16, 2002 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption “Share Ownership by Certain Beneficial Owners and Named Executive Officers” in our definitive Proxy Statement for the May 16, 2002 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the captions “Directors and Nominees” and “Directors” in our definitive Proxy Statement for the May 16, 2002 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

(1)	FINANCIAL STATEMENTS

The following consolidated financial statements and report of independent public accountants as set forth on pages 18 through 31 of our 2001 Annual Report to Shareholders are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Report of Independent Public Accountants

(2)	FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule is filed as part of this Form 10-K:

SCHEDULE NUMBER	DESCRIPTION	PAGE NUMBER
II	Valuation and Qualifying Accounts	23

The report of the Company’s independent public accountants with respect to the financial statement schedule is on page 24. All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or notes thereto, or is not applicable.

(3)	EXHIBITS

Exhibit Number	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation of the registrant.
3.2(1)	Amended and Restated Bylaws of the registrant.
10.1(1)	Form of indemnification agreement entered into by the registrant with each of its directors and executive officers.
10.2(1)#	1993 Stock Plan and form of agreements thereunder.
10.3(3)#	2000 Stock Plan and form of agreements thereunder.
10.4(3)#	2000 Employee Stock Purchase Plan.
10.5(1)	Registration Rights Agreement dated October 23, 1998 between the registrant and certain shareholders, as amended.
10.6(4)	Preferred Stock Rights Agreement dated as of March 27, 2001 between the registrant and American Stock Transfer & Trust Company.
10.7(1)	License and Manufacturing Agreement dated February 20, 1997 between the registrant and Atmel Corporation.
10.8*	Amendment dated January 7, 2002 to License and Manufacturing Agreement between the registrant and Atmel Corporation.
10.9#	Employment Agreement dated January 1, 2002 between the registrant and Kevin J. Ryan.
10.10(1)	Amended and Restated License Agreement dated March 21, 2000 between the registrant and Brigham Young University.
10.11(1)	Amended and Restated Exclusive License Agreement dated March 21, 2000 between the registrant and Brigham Young University.
10.12(1)	Distribution Agreement dated December 30, 1999 between the registrant and Hoya Healthcare Corporation.
10.13(1)	Lease Agreement dated April 28, 1999 between the registrant and 2795 E. Cottonwood Parkway, L.C.
10.14(1)#	Letter Agreement dated February 8, 1998 between the registrant and Michael D. Monahan.
10.15(1)#	Letter Agreement dated May 4, 1997 between the registrant and Gregory N. Koskowich.
10.16(1)#	Letter Agreement dated September 24, 1999 between the registrant and Stephen L. Wilson.
10.17(1)	Warrant to purchase stock issued in connection with Silicon Valley Bank Loan dated December 22, 1999.
10.18(2)	Subscription Agreement between K/S HIMPP and the registrant dated September 13, 2000.
10.19(2)	Patent License Agreement between K/S HIMPP and the registrant dated September 13, 2000.
13.1	Annual Report to Shareholders for the year ended December 31, 2001, but only to the extent of those sections specifically incorporated by reference in this Annual Report on Form 10-K.
21.1	Subsidiaries of registrant.
23.1	Consent of Arthur Andersen LLP.
99.1	Letter from registrant to the Securities and Exchange Commission dated March 27, 2002.

(1)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (file no. 333-30566), as amended.
(2)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(3)	Incorporated by reference from the registrant’s Registration Statement on Form S-8 filed on January 3, 2002.
(4)	Incorporated by reference from the registrant’s Registration Statement on Form 8-A filed on April 16, 2001.
#	Designates a management contract or compensatory plan or arrangement required to be filed as an exhibit.
*	Confidential treatment has been requested for portions of this exhibit.

(b)	REPORTS ON FORM 8-K
There were no reports on Form 8-K filed during the quarter ended December 31, 2001.

(c)	EXHIBITS
See Item 14(a)(3).

(d)	FINANCIAL STATEMENT SCHEDULE
See Item 14(a)(2).

Sonic Innovations, Inc. Schedule II – Valuation and Qualifying Accounts (in thousands)
		Beginning balance	Additions	Deductions	Ending balance
Allowance for sales returns	2001	$2,767	$15,884	$15,726	$2,925
	2000	1,974	13,721	12,928	2,767
	1999	282	10,088	8,396	1,974

Allowance for doubtful accounts	2001	676	676	156	1,196
	2000	461	344	129	676
	1999	51	595	185	461

Warranty reserve	2001	1,229	3,297	2,179	2,347
	2000	364	2,504	1,639	1,229
	1999	83	1,317	1,036	364

Report of Independent Public Accountants on Financial Statement Schedule

To Sonic Innovations, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Sonic Innovations, Inc.’s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule referred to in Item 14 (a)(2) is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/    ARTHUR ANDERSEN LLP

Salt Lake City, Utah
January 25, 2002

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SO	NIC INNOVATIONS, INC.

Date: March 27, 2002

/s/ ANDREW G. RAGUSKUS
By	:
Andrew G. Raguskus
President and Chief Executive Officer
(Principal Executive Officer)

/s/ STEPHEN L. WILSON
By	:
Stephen L. Wilson
Vice President and Chief Financial officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the registrant on March 27, 2002.

By:	/s/ ANTHONY B. EVNIN
Anthony B. Evnin

By:	/s/ LUKE B. EVNIN
Luke B. Evnin

By:	/s/ G. WALTER LOEWENBAUM
G. Walter Loewenbaum II

By:	/s/ ANDREW G. RAGUSKUS
Andrew G. Raguskus

By:	/s/ KEVIN J. RYAN
Kevin J. Ryan

By:	/s/ G. GARY SHAFFER
G. Gary Shaffer

By:	/s/ LAWRENCE C. WARD
Lawrence C. Ward

By:	/s/ SAMUEL L. WESTOVER
Samuel L. Westover

By:	/s/ ALLAN M. WOLFE
Allan M. Wolfe