Form 10-Q
period 2002-03-31
SONIC INNOVATIONS INC
filed 2002-05-06
CIK 1105982

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                [X] Yes [_] No

As of April 30, 2002 there were 19,449,868 shares of the registrant's common stock outstanding.

                            SONIC INNOVATIONS, INC.
                               TABLE OF CONTENTS

                                   FORM 10-Q



                                                                                                                   Page
PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001                             3

         Condensed Consolidated Statements of Operations for the Three Months Ended
         March 31, 2002 and 2001                                                                                      4

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 2002 and 2001                                                                                      5

         Notes to Condensed Consolidated Financial Statements                                                         6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                        9

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks                                                 12

         Factors That May Affect Future Performance                                                                  12

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                                           17

ITEM 6.  Exhibits and Reports on Form 8-K                                                                            17

Signature                                                                                                            17

PART I  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SONIC INNOVATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)

                                                                                        March 31, 2002    December 31, 2001
                                                                                        --------------    -----------------
ASSET
Current assets:
Cash and cash equivalents.......................................................         $       6,925      $      13,929
Marketable securities...........................................................                24,808             21,555
Accounts receivable, net........................................................                 7,400              7,044
Inventories.....................................................................                 5,777              6,075
Prepaid expenses and other......................................................                 1,123                938
                                                                                         -------------      -------------

     Total current assets.......................................................                46,033             49,541

Long-term marketable securities.................................................                10,899             10,322
Property and equipment, net.....................................................                 4,956              4,920
Intangible assets...............................................................                 8,400              5,445
Other assets....................................................................                   542                628
                                                                                         -------------      -------------

     Total assets...............................................................         $      70,830      $      70,856
                                                                                         =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses...........................................         $      14,142      $      13,241
Current portion of long-term obligations........................................                   361                349
                                                                                         -------------      -------------

     Total current liabilities..................................................                14,503             13,590

Long-term obligations, net of current portion...................................                     7                102

Shareholders' equity:
Common stock....................................................................                    20                 20
Additional paid-in capital......................................................               112,403            112,288
Deferred stock-based compensation...............................................                  (399)              (507)
Accumulated deficit and other comprehensive loss................................               (52,298)           (51,892)
Treasury stock, at cost.........................................................                (3,406)            (2,745)
                                                                                         -------------      -------------

     Total shareholders' equity.................................................                56,320             57,164
                                                                                         -------------      -------------

     Total liabilities and shareholders' equity.................................         $      70,830      $      70,856
                                                                                         =============      =============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                            SONIC INNOVATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                                           Three months ended
                                                                                                March 31,
                                                                                                ---------
                                                                                       2002                   2001
                                                                                       ----                   ----
Net sales......................................................................    $     15,104            $     15,033
Cost of sales..................................................................           7,441                   7,800
                                                                                   ------------            ------------

Gross profit...................................................................           7,663                   7,233

Selling, general and administrative expense....................................           6,313                   5,597
Research and development expense...............................................           2,052                   2,289
Stock-based compensation expense...............................................             106                     226
                                                                                   ------------            ------------

Operating loss.................................................................            (808)                   (879)

Other income...................................................................             389                     629
                                                                                   ------------            ------------

Net loss.......................................................................    $       (419)           $       (250)
                                                                                   ============            ============

Basic and diluted net loss per common share....................................    $       (.02)           $       (.01)
                                                                                   ============            ============

Weighted average number of common shares
     outstanding - basic and diluted...........................................          19,348                  19,847
                                                                                   ============            ============

Stock-based compensation allocable to each caption:

  Cost of sales................................................................    $          5            $         10
  Selling, general and administrative expense..................................              87                     185
  Research and development expense.............................................              14                      31
                                                                                   ------------            ------------

                                                                                   $        106            $        226
                                                                                   ============            ============


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                            SONIC INNOVATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                                   Three months ended
                                                                                                         March 31,
                                                                                                         --------
                                                                                                  2002              2001
                                                                                                  ----              ----
Cash flows from operating activities:
Net loss..................................................................................    $    (419)         $    (250)
Adjustments to reconcile net loss to net cash provided by (used in )
    operating activities:
      Depreciation and amortization.......................................................          525                375
      Stock-based compensation............................................................          106                226
      Changes in assets and liabilities, excluding the effect of acquisitions:
          Accounts receivable, net........................................................            4               (139)
          Inventories.....................................................................          404               (687)
          Prepaid expenses and other......................................................         (107)               (42)
          Other assets....................................................................          126                 32
          Long-term obligations...........................................................           --               (100)
          Accounts payable and accrued expenses...........................................         (537)              (129)
                                                                                              ---------          ---------
             Net cash provided by (used in) operating activities..........................          102               (714)

Cash flows from investing activities:
Acquisitions, net of cash acquired........................................................       (2,321)                --
Purchases of property and equipment.......................................................         (354)              (314)
Proceeds from (purchases of) marketable securities, net...................................       (3,830)            17,077
                                                                                              ---------          ---------
             Net cash provided by (used in) investing activities..........................       (6,505)            16,763

Cash flows from financing activities:
Principal payments on long-term obligations...............................................          (83)              (139)
Purchases of common stock for treasury....................................................         (661)                --
Proceeds from exercise of stock options and warrant.......................................          117                 67
                                                                                              ---------          ---------
             Net cash used in financing activities........................................         (627)               (72)

Effect of exchange rate changes on cash and cash equivalents..............................           26                (51)
                                                                                              ---------          ---------

Net increase (decrease) in cash and cash equivalents......................................       (7,004)            15,926
Cash and cash equivalents, beginning of the period........................................       13,929              7,312
                                                                                              ---------          ---------

Cash and cash equivalents, end of the period..............................................    $   6,925          $  23,238
                                                                                              =========          =========

Supplemental cash flow information:
Cash paid for interest....................................................................    $      13          $      25

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            SONIC INNOVATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)
                                  (unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of results that may be expected for the full year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

The accompanying condensed consolidated financial statements include the accounts of Sonic Innovations, Inc. and its wholly owned subsidiaries, Sonic Innovations A/S, Sonic Innovations Pty. Ltd. and Omni-ReSound ApS. All intercompany balances and transactions have been eliminated in consolidation.

2.   ACQUISITION

Effective January 1, 2002, the Company purchased its Denmark distributor, Omni-ReSound ApS, for $2,100. An additional $700 may be paid based upon Omni-ReSound's performance in 2002 and 2003. The Company also purchased two retail hearing aid outlets in Australia during the first quarter 2002 for a total of $729. The acquisitions were accounted for as purchases in accordance with Statement of Financial Accounting Standards No. ("FAS") 141 "Business Combinations," which requires that all acquisitions after June 30, 2001 be accounted for as purchases.

The following table sets forth the preliminary allocation of the purchase consideration consisting of $2,829 in cash and $30 in direct expenses.

Current assets.........................    $ 1,086
Property and equipment.................        163
Other assets...........................          5
Goodwill...............................      2,954
Current liabilities....................     (1,349)
                                           -------
Purchase consideration.................    $ 2,859
                                           =======

The excess of purchase price over net assets acquired has been preliminarily allocated to goodwill and the Company is undertaking a valuation to determine the existence of any acquired intangible assets. The Company is not amortizing goodwill in accordance with FAS 142 "Goodwill and Other Intangible Assets," which requires that goodwill not be amortized, but be subject to periodic tests for impairment.

3.   MARKETABLE SECURITIES

Management designates the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of March 31, 2002 and December 31, 2001, the Company's investment portfolio consisted of money market funds and short and long-term corporate debt securities, which were classified as held-to-maturity and presented at amortized cost.

4.   INVENTORIES

Inventories are stated at the lower of cost or market value using the first- in, first-out ("FIFO") method. Inventories at March 31, 2002 and December 31, 2001 consisted of the following:

                                                              March 31,       December 31,
                                                                2002              2001
                                                                ----              ----
Raw materials............................................     $1,598            $1,239
Components...............................................      1,933             2,117
Work in progress.........................................        162               206
Finished goods...........................................      2,084             2,513
                                                              ------            ------

Total....................................................     $5,777            $6,075
                                                              ======            ======

5.   INTANGIBLE ASSETS

Intangible assets consisted of the following:

                                                              March 31,       December 31,
                                                                2002              2001
                                                                ----              ----
Acquisition intangibles..................................     $7,193            $4,206
Technology license, net..................................      1,207             1,239
                                                              ------            ------

Total....................................................     $8,400            $5,445
                                                              ======            ======

6.   COMPREHENSIVE LOSS

Comprehensive loss consisted of the following:

                                                                   Three months ended
                                                                        March 31,
                                                                        --------
                                                                 2002              2001
                                                                 ----              ----
Net loss.................................................      $ (419)           $ (250)
Foreign currency gain (loss).............................          13              (255)
                                                               ------            ------

Comprehensive loss.......................................      $ (406)           $ (505)
                                                               ======            ======

7.   NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share were computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding. Common stock equivalents were not considered since their effect would be antidilutive, thereby decreasing the net loss per common share. As of March 31, 2002, common stock equivalents consisted of options to purchase 4,369 shares.

8.   SEGMENT INFORMATION

The table below presents selected information for the Company's geographic segments for the three months ended March 31, 2002 and 2001. Rest of world (ROW) sales include Sonic Innovations Pty. Ltd. and export sales from the U.S. to ROW countries.

                                                                            United States      Europe        ROW         Total
                                                                            -------------      ------        ---         -----
Three months ended March 31, 2002
---------------------------------
Net sales to external customers..........................................      $ 9,218          $2,872      $3,014      $15,104
Operating profit (loss)..................................................       (1,473)            328         337         (808)

Three months ended March 31, 2001
---------------------------------
Net sales to external customers..........................................      $10,667          $2,724      $1,642      $15,033
Operating profit (loss)..................................................       (1,893)            (90)      1,104         (879)

March 31, 2002
--------------
Identifiable segment assets..............................................      $55,617          $6,695      $8,518      $70,830

December 31, 2001
-----------------
Identifiable segment assets..............................................      $59,629          $4,055      $7,172      $70,856

9.   SHARE REPURCHASE PROGRAM

In May 2001, the Board of Directors authorized the repurchase of up to 1,000 shares of the Company's common stock as market conditions warrant through December 31, 2001 and subsequently extended the program through March 31, 2002. As of March 31, 2002, the Company has repurchased 875 shares of common stock at a cost of $3,406 under this program, of which 145 shares of common stock were repurchased at a cost of $661 during the quarter ended March 31, 2002.

10.  LEGAL PROCEEDINGS

The Company is currently a defendant in a lawsuit filed in October 2000 claiming that the Company and certain of its officers and directors violated federal securities laws by providing materially false and misleading information or concealing information about the Company's relationship with Starkey Laboratories, Inc. This lawsuit, which is pending in the U.S. District Court for the District of Utah, purports to be brought as a class action on behalf of all purchasers of the Company's common stock from May 2, 2000 to October 24, 2000 and seeks damages in an unspecified amount. The complaint alleges that as a result of false statements or omissions, the Company was able to complete its IPO, artificially inflate its financial projections and results and have its stock trade at inflated levels. The Company strongly denies these allegations and will defend itself vigorously; however, litigation is inherently uncertain and there can be no assurance that the Company will not be materially affected. The Company has moved to dismiss plaintiffs' Second Amended Complaint, which was filed after the District Court dismissed plaintiff's First Amended Complaint with leave to amend. There has been no discovery to date, no class has been certified and no trial has been scheduled.

11.  RECENTLY ENACTED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations," and FAS 142, "Goodwill and Other Intangible Assets." Certain provisions of these statements are effective for business combinations entered into after June 30, 2001. Accordingly, the Company applied certain provisions of the new standards to its acquisition of M-E Hearing Systems Pty. Ltd. in July 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the remaining provisions on January 1, 2002 and such adoption did not have a material impact on its results of operations, financial position or liquidity.

In August 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted FAS 143 on January 1, 2002 and such adoption did not have a material impact on its results of operations, financial position or liquidity.

In October 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS 144 applies to all long-lived assets, including discounted operations, and replaces the provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. This statement also broadens the reporting of discontinued operations. The Company adopted FAS 144 on January 1, 2002 and such adoption did not have a material impact on its results of operations, financial position or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. These statements refer to our future plans, objectives, expectations and intentions. These forward-looking statements include statements regarding the following: increased U.S. sales, expected levels of component sales, increased selling, general and administrative expense, additional customers, expansions in direct sales staff, expanded product offerings, anticipated growth of our business, increased domestic sales as a result of the introduction of the new Tribute line and Adesso product, future branding and advertising campaigns, increased research and development expense, amortization of deferred stock-based compensation, growth in operating expenses, particularly direct selling expenses, increased capital expenditures to improve our manufacturing capability and future acquisitions. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks discussed in the section titled "Factors That May Affect Future Performance" elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2001. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2001. All amounts are reflected in thousands, except per share data.


OVERVIEW

We design, develop, manufacture and market advanced digital hearing aids designed to provide the highest levels of satisfaction for hearing impaired customers. Capitalizing on our advanced understanding of human hearing, we have developed patented digital signal processing ("DSP") technologies and embedded them in the smallest single-chip DSP platform ever installed in a hearing aid. In the U.S., we sell finished hearing aids principally to hearing care professionals. Outside the U.S., we sell finished hearing aids and hearing aid kits principally to distributors, except in Australia, where we sell hearing aids on a retail basis to hearing impaired consumers and in Denmark, where we sell principally to hearing care professionals. We occasionally sell hearing aid components to other hearing aid manufacturers. We first began shipping product in the fourth quarter of 1998. We completed our initial public offering ("IPO") in May 2000.

In reporting our financial condition and results of operations, we report three geographic segments. We generally evaluate our operating results on a company-wide basis because all of our products are sourced from the United States, and all research and development and considerable marketing and administrative support are provided globally from the United States.

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations information for the periods indicated expressed as a percentage of net sales.

                                                                                            Three months ended
                                                                                                 March 31,
                                                                                                 ---------
                                                                                            2002           2001
                                                                                            ----           ----
Net sales....................................................................              100.0%         100.0%
Cost of sales................................................................               49.3           51.9
                                                                                         -------         ------

Gross profit.................................................................               50.7           48.1

Selling, general and administrative..........................................               41.8           37.2
Research and development.....................................................               13.5           15.2
Stock-based compensation.....................................................                0.7            1.5
                                                                                         -------         ------

Operating loss...............................................................               (5.3)          (5.8)

Other expense................................................................                2.5            4.1
                                                                                         -------         ------

Net loss.....................................................................               (2.8)%         (1.7)%
                                                                                         =======         ======

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of sales. We divide our sales into two categories: hearing aid product sales, which includes Natura, Altair, Quartet, Conforma and Adesso hearing aids; and hearing aid component sales, which includes sales of our DSP chip to other hearing aid manufacturers. Hearing aid product sales were $14,955 for the quarter ended March 31, 2002, a 22% increase from $12,302 recorded for the quarter ended March 31, 2001.

By geography, U.S. hearing aid sales in the first quarter 2002 of $9,184 were up 6% from first quarter 2001 sales of $8,669. U.S. sales were affected by the current lackluster growth in the domestic hearing aid market and the introductions of a number of lower priced digital hearing aids by several of our competitors. We believe that our new lower priced Tribute product line, which we introduced in April 2002, and our second generation instant-fit product, Adesso, which we introduced in March 2002, will help increase sales domestically.

Europe sales of $2,872 in the first quarter 2002 were up 5% from first quarter 2001 sales of $2,724 mainly as a result of our new directional BTE product and the introduction of our lower priced Quartet product line, as well as the incremental sales of our Danish distributor, Omni-ReSound ApS, which we acquired in January 2002. Australian sales in the first quarter 2002 of $2,238 were derived from our Australian subsidiary, which we acquired in July 2001. Australia sales benefited from the introduction of our lower priced Quartet product. Rest of world sales of $661 were down 27% from first quarter 2001 sales of $909 primarily as a result of lower order levels from our Japanese distributor, partially offset by increased sales to Latin America.

Component sales in the first quarter 2002 were $149. This compared to component sales of $2,731 in the first quarter 2001, which included $1,950 of sales made to Starkey Laboratories. We do not anticipate any further sales to Starkey and do not expect the components business to generate any significant sales moving forward.

We generally have a 60-day return policy for our hearing aid products and a no return policy for our component products. Sales returns were $3,896 and $3,762 for the quarters ended March 31, 2002 and 2001, respectively. The increase in returns principally related to the increase in hearing aid product sales from 2001 to 2002. We believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance inconsistent with consumers' expectations. We believe our return levels are within the range experienced by other hearing aid manufacturers with premium-performance, premium-priced products.

Cost of Sales. Cost of sales consists of manufacturing costs, royalty expenses, quality assurance costs and costs associated with product returns, remakes and repairs. Cost of sales was $7,441 for the quarter ended March 31, 2002, a decrease of $359 (5%) from cost of sales of $7,800 for the quarter ended March 31, 2001. Gross margin of 50.7% in the first quarter was up from 48.1% in the first quarter 2001 despite the steep drop in higher margin component sales. The improvement in gross margin principally resulted from reductions in the costs of purchased components, better labor utilization, manufacturing structure changes and additional volume resulting in better fixed overhead absorption, as well as the incremental gross margin resulting from the acquisitions of our Australian and Denmark distributors.

We provide for the cost of remaking and repairing products under warranty. The warranty periods range from one to three years for hearing aid products and 30 to 120 days for hearing aid components. Warranty costs were $762 and $750 for the quarters ended March 31, 2002 and 2001, respectively. The increase in warranty costs was principally due to the increase in sales.

Selling, General and Administrative. Selling, general and administrative expense consists primarily of wages and benefits for personnel, sales commissions, promotions and advertising, marketing support, conventions and administrative expenses. Selling, general and administrative expense was $6,313 for the quarter ended March 31, 2002, an increase of $716 (13%) from selling, general and administrative expense of $5,597 for the quarter ended March 31, 2001. The increase in selling, general and administrative expense for the quarter ended March 31, 2002 was primarily a result of increased sales headcount, marketing programs and product launch costs, offset somewhat by decreased legal expenses.

We expect selling and marketing expense to increase as we add new customers, expand our direct sales staff, expand our product offerings, incur additional costs related to the anticipated growth of our business, and pursue branding and advertising campaigns. Selling and marketing expenses may also vary from quarter to quarter as a result of the timing of our advertising campaigns and convention costs. As a result, we expect selling, general and administrative expense to continue to increase in dollars, although not necessarily as a percentage of sales.

Research and Development. Research and development expense consists primarily of wages and benefits for personnel, consulting, software, intellectual property, clinical study and engineering support costs. Research and development expense was $2,052 for the quarter ended March 31, 2002, a decrease of $237 (10%) from research and development expense of $2,289 for the quarter ended March 31, 2001. The decrease was principally the result of last year's fourth quarter restructuring efforts, which resulted in reduced headcount. We are making continual efforts to improve our existing products as well as to develop new products because new and better products are critical to our long-term success. As a result, we expect research and development expense to increase through the balance of the year in absolute dollars, although not necessarily as a percentage of sales.

Stock-based Compensation. Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of our common stock on the grant date for stock options granted in the one-year period preceding the initial filing of our IPO and is being amortized over the vesting periods of the individual stock options, periodically adjusted for employee separations. For the quarters ended March 31, 2002 and 2001, stock-based compensation expense was $106 and $226, respectively. As of March 31, 2002, deferred stock-based compensation of $399 is expected to be amortized as follows: April 1, 2002 to December 31, 2002 - $243; 2003 - $120; 2004 - $26; and
2005 - $10.

Other Income.  Other income consisted of the following:

                                                       Three months ended
                                                            March 31,
                                                            ---------
                                                       2002           2001
                                                       ----           ----
Interest income.............................          $ 349          $ 732
Interest expense............................            (12)           (24)
Foreign currency exchange gain (loss).......            102            (60)
Loss on disposal of assets and other........            (50)           (19)
                                                      -----          -----

                                                      $ 389          $ 629
                                                      =====          =====

The decrease in other income reflected a reduction in interest income resulting from a lower cash balance and significantly reduced interest rates, partially offset by net currency exchange gains resulting from the impact of a relatively weaker U.S. dollar on the intercompany balances between our U.S. and Australian companies.

Income Taxes. We have generated operating losses since inception and no provision or benefit for income taxes has been recorded to date.

Net Loss. Net loss for the quarter ended March 31, 2002 was $419 ($.02 per share) based on shares outstanding of 19,348. Net loss for the three months ended March 31, 2001 was $250 ($.01 per share) based on shares outstanding of 19,847.

LIQUIDITY AND CAPITAL RESOURCES

In May 2000, we completed an IPO in which we sold 4,140 shares of common stock at $14.00 per share. Net proceeds from the IPO, after deducting the underwriting commission and offering expenses, were $52,228.

Net cash provided by operating activities of $102 for the three months ended March 31, 2002 resulted principally from a decrease in inventory of $404 and non-cash expenses pertaining to depreciation, amortization and stock-based compensation of $631, partially offset by net loss of $419 and an increase in accounts payable and accrued expenses of $537.

Net cash used in investing activities of $6,533 for the three months ended March 31, 2002 consisted of purchases of marketable securities of $3,830, acquisition costs, net of cash received, of $2,321 and purchases of property and equipment of $354.

Net cash used in financing activities of $627 for the three months ended March 31, 2002 consisted of repayment of long-term obligations of $83 and the purchase of treasury stock of $661, offset somewhat by proceeds from stock option and warrant exercises of $117.

At March 31, 2002, we had $42,632 in cash, cash equivalents and marketable securities. We expect to experience growth in our operating expenses, particularly direct selling expenses, in order to execute our business plan. As a result, we expect that these operating expenses, as well as capital expenditures to improve our manufacturing capability will constitute a significant use of our cash for at least the next twelve months. In addition, we may use cash to fund acquisitions of complimentary businesses and technologies and repurchase our stock from time to time.

RECENTLY ENACTED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations," and FAS 142, "Goodwill and Other Intangible Assets." Certain provisions of these statements are effective for business combinations entered into after June 30, 2001. We applied certain provisions of the new standards to our acquisitions of M-E Hearing Systems Pty. Ltd. in July 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We adopted the remaining provisions on January 1, 2002 and such adoption did not have a material impact on our results of operations, financial position or liquidity.

In August 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. We adopted FAS 143 on January 1, 2002 and such adoption did not have a material impact on our results of operations, financial position or liquidity.

In October 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. We adopted FAS 144 on January 1, 2002 and such adoption did not have a material impact on our results of operations, financial position or liquidity.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk. To date, we have not utilized derivative financial instruments or derivative commodity instruments. We invest our cash primarily in money market funds and investment grade corporate debt securities, which we believe are subject to minimal credit and market risk considering that they are relatively short-term (maturities of 18 months or less from date of purchase) and provided that we hold them to maturity, which is our intention. The interest rate on our capital lease obligations approximates market and is fixed.

Foreign Currency Risk. We face foreign currency risks primarily as a result of revenues we receive from sales made outside the U.S. and from the intercompany account balances between our U.S., Australian and Denmark companies. Fluctuations in the exchange rates between the U.S. dollar and other currencies could affect the selling prices of our products in international markets where the prices of our products are denominated in U.S. dollars or lead to currency exchange losses where the prices of our products are denominated in local currencies.

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

WE HAVE A HISTORY OF LOSSES AND NEGATIVE OPERATING CASH FLOWS

We have an accumulated deficit of $52.3 million at March 31, 2002. We incurred a net loss of $0.4 million in the quarter ended March 31, 2002 and cash and marketable securities declined from $45.8 million at December 31, 2001 to $42.6 million at March 31, 2002. We have not achieved profitability on an annual basis. We may incur net losses and negative operating cash flows in the future. We expect to increase our operating expenses and therefore, must generate additional revenue to achieve profitability. The size of our losses and whether or not we achieve profitability will depend in significant part on the rate of growth of our net sales. Consequently, it is possible that we will not achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

WE FACE AGGRESSIVE COMPETITION IN OUR BUSINESS, AND IF WE DO NOT COMPETE EFFECTIVELY OUR NET SALES AND OPERATING RESULTS WILL SUFFER

We encounter aggressive competition from a number of competitors worldwide, six of which have far greater sales and more extensive financial and business resources than we have. Some of our competitors have invested in or advanced money, offered forgivable loans and provided other incentives to retail hearing aid operations. We may not choose to, or be able to, match these incentives, which could put us at a competitive disadvantage. Some of our competitors have introduced less expensive digital hearing aids, which could have the effect of limiting our market penetration or depressing the average selling prices of our products. In addition, competitors may establish their own network of owned or franchised hearing aid clinics, which could cause us to lose existing customers. If we fail to compete effectively, our net sales and operating results will suffer.

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

ANY ACQUISITIONS THAT WE UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE OUR SHAREHOLDERS AND HARM OUR OPERATING RESULTS

We have acquired and may in the future acquire complementary businesses, products and technologies. Any anticipated benefits of an acquisition may not be realized. Acquisition prospects include those that would complement our existing product offerings, augment our market coverage or distribution channels, enhance our technological capabilities, or otherwise offer growth opportunities. Acquisitions of other companies may result in the utilization of cash and marketable securities, dilutive issuances of equity securities, the incurrence of debt and the amortization of intangible assets or the write-down of goodwill. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations, technologies, products and personnel of the acquired company, diversion of management's attention from other business concerns, risks of entering markets in which we have no direct or limited prior experience, and the potential loss of key employees of ours and the acquired company. For example, we acquired M-E Hearing Systems Pty. Ltd. ("M-E Hearing") in July 2001 and Omni-ReSound ApS ("Omni-ReSound") in January 2002. We may encounter difficulties in integrating the operations of M-E Hearing and Omni-ReSound with our own on economically advantageous bases. Difficulties in integrating Omni-ReSound may result in loss of the annually awarded Danish government hearing aid contract. Failure to successfully integrate acquisitions we make could harm our business and operating results.

THE LOSS OF ANY LARGE CUSTOMER OR A REDUCTION IN ORDERS FROM ANY LARGE CUSTOMER COULD SIGNIFICANTLY REDUCE OUR NET SALES AND HARM OUR OPERATING RESULTS

We anticipate that our operating results in any given period will continue to depend somewhat upon revenues from a small number of large customers. Our customers are not generally contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time. We may be unable to retain our current customers, and may be unable to recruit replacement or additional customers. We are selling an increasing number of hearing aids to several audiology clinic consolidators that have a large number of owned or franchised hearing aid clinics. We are subject to the risk of losing these customers, incurring significant reductions in sales to these customers or granting price concessions in order to maintain our business. In addition, we are subject to the risk of being unable to collect accounts receivable balances from these customers. We had one hearing aid customer who accounted for approximately $1.1 million, or 7%, of net sales in the quarter ended March 31, 2002. This customer accounted for approximately $0.8 million, or 8%, of our gross account receivable balance at March 31, 2002. In recent years competitors have purchased consolidators, which could result in lost revenue for us.

WE ARE A DEFENDANT IN A CLASS ACTION LAWSUIT IN WHICH THE PLAINTIFF IS CLAIMING THAT WE AND CERTAIN OF OUR OFFICERS VIOLATED FEDERAL SECURITIES LAWS

We are currently a defendant in a lawsuit filed in October 2000 claiming that we and certain of our officers and directors violated federal securities laws by providing materially false and misleading information, or concealing information, about our relationship with Starkey Laboratories, Inc. This lawsuit, which is pending in the U.S. District Court for the District of Utah, is being brought as a class action on behalf of all purchasers of our common stock from May 2, 2000 to October 24, 2000 and seeks damages in an unspecified amount. We deny the allegations in this action and will defend ourselves vigorously; however, litigation is inherently uncertain and there can be no assurance that we will not be materially and adversely affected. The Company has moved to dismiss plaintiffs' Second Amended Complaint, which was filed after the District Court dismissed plaintiffs' First Amended Complaint with leave to amend. There has been no discovery to date, no class has been certified and no trial date has been scheduled.

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

We generally offer a 60-day return policy and a minimum of a one-year warranty on our hearing aids. Our components warranty is generally 30 to 120 days. Sales returns were $3.9 million and $3.8 million in the quarters ended March 31, 2002 and 2001, respectively. Warranty costs for remakes and repairs were $0.8 million and $0.7 million in the quarters ended March 31, 2002 and 2001, respectively. We may not be able to attain lower levels of returns, remakes and repairs and, in fact, these levels may increase, which could reduce our net sales and operating results.

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

We are currently exploring or testing additional distribution channels, such as selling our hearing aids through alternative or emerging retail channels. Our current initiatives or any future expansion of these initiatives could alienate our traditional hearing care professional customers. It is possible that our hearing care professional channel will react by reducing or discontinuing their purchases from us. In such a scenario, the resulting loss of revenue may not be offset by revenue from new distribution channels, and we may choose not to continue using any of these new channels. Should hearing care professionals react unfavorably to such a strategy, they would likely purchase fewer of our products, which would reduce our net sales and operating results.

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

Sales of substantial amounts of our common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our common stock. Approximately 5.8 million of our outstanding shares of common stock continue to be held by venture capital firms that have not yet distributed their shares to their limited partners. In addition, some of our officers have adopted trading plans under SEC Rule 10b5-1 in order to dispose of a portion of their shares in an orderly manner. Other officers or directors may adopt such a trading plan in the future.

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

Our financial statements for the year ended December 31, 2001 were audited by Arthur Andersen LLP, and our Board of Directors has appointed Arthur Andersen as our independent public accounting firm for the year ending December 31, 2002. Arthur Andersen has been indicted by the Department of Justice for obstruction of justice. The Securities and Exchange Commission ("SEC") has adopted regulations requiring companies to receive representations from Arthur Andersen concerning audit quality controls prior to filing financial statements audited by Arthur Andersen after March 14, 2002. If Arthur Andersen is unable to meet SEC auditing requirements in the future, or if our Board of Directors decides that it is in our and our shareholders' best interest to disengage Arthur Andersen, we could incur significant costs and delays in preparing audited financial statements and we may be unable to satisfy our SEC filing requirements (including meeting requirements that are necessary for continued listing on Nasdaq that permit sales of stock pursuant to Rule 144 and that allow use of S-3 registration statements), either of which could harm our business.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are currently a defendant in a lawsuit filed in October 2000 claiming that we and certain of our officers and directors violated federal securities laws by providing materially false and misleading information, or concealing information, about our relationship with Starkey Laboratories, Inc. This lawsuit, which is pending in the U.S. District Court for the District of Utah, is being brought as a class action on behalf on all purchasers of our common stock from May 2, 2000 to October 24, 2000 and seeks damages in an unspecified amount. We strongly deny the allegations in this action and will defend ourselves vigorously; however, litigation is inherently uncertain and there can be no assurance that we will not be materially and adversely affected. The Company has moved to dismiss plaintiffs' Second Amended Complaint, which was filed after the District Court dismissed plaintiffs' First Amended Complaint with leave to amend. There has been no discovery to date, no class has been certified and no trial has been scheduled.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1     Agreement between the registrant and Kevin J. Ryan.

(b) Reports on Form 8-K.

None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 3, 2002

                                   /s/  Stephen L. Wilson
                                   ---------------------------------------------
                                   Stephen L. Wilson
                                   Vice President and Chief Financial Officer