Form 10-Q
period 2002-06-30
SONIC INNOVATIONS INC
filed 2002-08-14
CIK 1105982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-30335

SONIC INNOVATIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	87-0494518
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

☒  Yes  ☐  No

As of August 6, 2002, there were 19,687,574 shares of the registrant’s common stock outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SONIC INNOVATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
	June 30,	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$6,970	$13,929
Marketable securities	24,082	21,555
Accounts receivable	8,447	7,044
Inventories	6,724	6,075
Prepaid expenses and other	1,398	938

Total current assets	47,621	49,541

Marketable securities, net of current portion	5,694	10,322
Property and equipment	5,286	4,920
Intangible assets	13,396	5,445
Other assets	2,012	628

Total assets	$74,009	$70,856

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,313	$13,241
Current portion of long-term obligation	284	349

Total current liabilities	15,597	13,590

Long-term obligation, net of current portion	—	102

Shareholders' equity:
Common stock	20	20
Additional paid-in capital	112,970	112,288
Deferred stock-based compensation	(319)	(507)
Accumulated deficit	(51,878)	(51,616)
Other comprehensive income (loss)	1,022	(276)
Treasury stock, at cost	(3,403)	(2,745)

Total shareholders' equity	58,412	57,164

Total liabilities and shareholders' equity	$74,009	$70,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIC INNOVATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net sales	$17,351	$11,552	$32,455	$26,585
Cost of sales	8,364	6,862	15,805	14,662

Gross profit	8,987	4,690	16,650	11,923
Selling, general and administrative expense	7,048	5,583	13,361	11,180
Research and development expense	2,140	2,310	4,192	4,599
Stock-based compensation expense.	93	214	199	440

Operating loss	(294)	(3,417)	(1,102)	(4,296)
Other income	451	502	840	1,131

Net income (loss)	$157	$(2,915)	$(262)	$(3,165)

Basic and diluted earnings (loss) per common share	$.01	$(.15)	$(.01)	$(.16)

Weighted average number of common shares
outstanding - basic.	19,567	19,932	19,457	19,890

- diluted	21,011	19,932	19,457	19,890

Stock-based compensation allocable to each caption:
Cost of sales	$4	$11	$9	$20
Selling, general and administrative expense	76	175	163	360
Research and development expense	13	28	27	60

	$93	$214	$199	$440

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIC INNOVATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(262)	$(3,165)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	1,055	778
Stock-based compensation	199	440
Foreign currency gain	(286)	—
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	107	3,388
Inventories	421	328
Prepaid expenses and other	(304)	(114)
Other assets	—	255
Long-term obligation	—	(100)
Accounts payable and accrued expenses	(1,767)	(60)

Net cash provided by (used in) operating activities	(837)	1,750

Cash flows from investing activities:
Acquisitions, net of cash acquired	(6,125)	—
Purchases of property and equipment	(918)	(652)
Increase in other assets	(1,295)	(500)
Proceeds from marketable securities, net	2,101	808

Net cash used in investing activities	(6,237)	(344)

Cash flows from financing activities:
Principal payments on long-term obligations	(167)	(220)
Purchases of common stock for treasury	(658)	(18)
Proceeds from exercise of stock options and employee stock purchase plan issuances	671	449

Net cash provided by (used in) financing activities	(154)	211

Effect of exchange rate changes on cash and cash equivalents	269	(51)

Net increase (decrease) in cash and cash equivalents	(6,959)	1,566
Cash and cash equivalents, beginning of the period	13,929	7,312

Cash and cash equivalents, end of the period	$6,970	$8,878

Supplemental cash flow information:
Cash paid for interest	22	94

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIC INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the full year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as filed wit h the Securities and Exchange Commission.

The accompanying unaudited condensed consolidated financial statements include the accounts of Sonic Innovations, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

2.       ACQUISITIONS

The Company acquired five hearing aid businesses outside the U.S. in the second quarter of 2002 and one hearing aid business outside the U.S. in the first quarter of 2002 for cash totaling $6,961. In addition, if certain financial milestones are accomplished, the Company would pay an additional $1,200. Four of these businesses were existing distributors of the Company’s products. The acquisitions were accounted for as purchases in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations.” The purchase prices of these businesses have been allocated to the net assets acquired based on management’s preliminary determinations of relative fair market values of the respective net assets. Management is in the process of obtaining independent valuations in order to finalize the allocations of the purchase price to the acquired assets, both tangible and intangible, and liabilities. The Company expects these valuations to be completed in the third quarter of 2002 and does not anticipate significant changes from the preliminary allocations.

The following table sets forth the preliminary allocations of the aggregate purchase prices of the six acquisitions:

Total

Current assets	$3,347
Property and equipment	348
Other assets	155
Intangible assets	6,806
Current liabilities	(3,695)

Purchase price	$6,961

3.       MARKETABLE SECURITIES

Management designates the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of June 30, 2002 and December 31, 2001, the Company’s investment portfolio consisted of money market funds and short and long-term corporate debt securities, which were classified as held-to-maturity and presented at amortized cost, which approximates market value.

4.       INVENTORIES

Inventories are stated at the lower of cost or market value using the first-in, first-out (“FIFO”) method and consisted of the following:

	June 30,	December 31,
	2002	2001

Raw materials	$1,493	$1,239
Components	1,657	2,117
Work in process	257	206
Finished goods	3,317	2,513

Total	$6,724	$6,075

5.       INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2002	2001

Acquisition intangibles	$12,220	$4,206
Technology license	1,176	1,239

Total	$13,396	$5,445

6.     OTHER ASSETS

Other assets consisted of the following:

	June 30,	December 31,
	2002	2001

Customer loans, net of current portion	$1,627	$-
Investments and advances	256	465
Other	129	163

Total	$2,012	$628

Customer loans in 2002 of $1,970 are secured by the assets of the customers’ businesses. The loans bear interest at market rates and mature in four to five years.

7.       COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Net income (loss)	$157	$(2,915)	$(262)	$(3,165)
Foreign currency gain (loss)	1,284	(90)	1,297	(345)

Comprehensive income (loss)	$1,441	$(3,005)	$1,035	$(3,510)

The foreign currency gain for the three and six months ended June 30, 2002 reflected the strength of the Australian, Euro and Danish currencies relative to the U.S. dollar on the translation of intercompany balances and the Company’s net investment in its international subsidiaries.

8.       EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share was computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per common share was computed by dividing net income by the weighted average number of common shares outstanding as adjusted for the dilutive effect of outstanding stock options. Total options outstanding at June 30, 2002 were 4,348, of which 3,377 were considered in the dilutive earnings per share calculation for the second quarter 2002. Stock options were not considered for loss periods since their effect would be anti-dilutive, thereby decreasing the loss per common share.

9.       SEGMENT INFORMATION

The table below presents selected information for the Company’s geographic segments. Rest-of-world (ROW) includes export sales from the U.S. to ROW countries.

	North America	Europe	ROW	Total
Three months ended June 30, 2002
Net sales to external customers	$9,892	$3,655	$3,804	$17,351
Operating profit (loss)	(1,001)	146	561	(294)

Three months ended June 30, 2001
Net sales to external customers	$9,232	$2,052	$268	$11,552
Operating profit (loss)	(3,354)	(106)	43	(3,417)

Six months ended June 30, 2002
Net sales to external customers	$19,163	$6,527	$6,765	$32,455
Operating profit (loss)	(2,459)	475	882	(1,102)

Six months ended June 30, 2001
Net sales to external customers	$19,977	$4,775	$1,833	$26,585
Operating profit (loss)	(5,198)	(196)	1,098	(4,296)

June 30, 2002
Identifiable segment assets	$52,587	$11,321	$10,101	$74,009

December 31, 2001
Identifiable segment assets	$59,629	$4,055	$7,172	$70,856

Previously, Canada was classified as rest-of-world and the United States as its own segment. The current presentation reflects Canada and the United States in North America and the 2001 presentation has been reclassified accordingly.

10.       SHARE REPURCHASE PROGRAM

In May 2001, the Board of Directors authorized the repurchase of up to 1,000 shares of the Company’s common stock as market conditions warranted through December 31, 2001, and subsequently extended the program through March 31, 2002. The Company repurchased 875 shares of common stock at a cost of $3,403 under this program, of which 145 shares at a cost of $658 were repurchased in 2002.

11.       LEGAL PROCEEDINGS

The Company is currently a defendant in a lawsuit filed in October 2000 claiming that the Company and certain of its officers and directors violated federal securities laws by providing materially false and misleading information or concealing information about the Company's relationship with Starkey Laboratories, Inc. This lawsuit, which is pending in the US District Court for the District of Utah, purports to be brought as a class action on behalf of all purchasers of the Company's common stock from May 2, 2000 to October 24, 2000 and seeks damages in an unspecified amount. The complaint alleges that as a result of false statements or omissions, the Company was able to complete its IPO, artificially inflate its financial projections and results and have its stock trade at inflated levels. The Company strongly denies these allegations and will defend itself vigorously; however, litigation is inherently uncertain and there can be no assurance that the Company will not be materially affected. The Company has moved to dismiss plaintiffs' Second Amended Complaint, which was filed after the District Court dismissed plaintiffs' First Amended Complaint with leave to amend. There has been no discovery to date, no class has been certified and no trial has been scheduled.

12.       RECENTLY ENACTED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has applied the new standards to all of its acquisitions. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted SFAS No. 143 on January 1, 2002 and such adoption had no material impact on its results of operations and financial position.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations. The Company adopted SFAS No. 144 on January 1, 2002 and such adoption had no material impact on its results of operations and financial position.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets (i.e, when an event leaves the company little or no discretion to avoid transferring or using the assets in the future). Under previous accounting rules, if a company’s management approved an exit plan, the company generally could record the costs of that plan as a liability on the approval date, even if the Company did not incur the costs until a later date. Under SFAS No. 146, some of those costs might qualify for immediate recognition, others might be spread over one or more quarters, and still others might not be recorded until incurred in a much later period. The Company is currently reviewing the standard, which is effective for periods after December 31, 2002 prospectively, and does not expect it to have a material impact on its results of operations and financial position.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in Thousands)

The following discussion contains forward-looking statements that involve risks and uncertainties. These statements refer to our future results, plans, objectives, expectations and intentions. These forward-looking statements include statements regarding the following: increased U.S. sales, expected levels of component sales, gross margin improvement, shift of sales mix toward lower-priced products, increased selling, general and administrative expense, additional customers, expansions in direct sales staff, expanded product offerings, anticipated growth of our business, future branding and advertising campaigns, increased research and development expense, amortization of deferred stock-based compensation, provision for income taxes, growth in operating expenses, particularly direct selling expenses, increased capital expenditures to improve our manufacturing capability, future acquisitions and future stock purchases. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks discussed in the section titled “Factors That May Affect Future Performance” elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2001. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2001. All amounts are reflected in thousands, except per share data.

OVERVIEW

We design, develop, manufacture and market advanced digital hearing aids designed to provide the highest levels of satisfaction for hearing impaired customers. Capitalizing on our advanced understanding of human hearing, we have developed patented digital signal processing (“DSP”) technologies and embedded them in the smallest single-chip DSP platform ever installed in a hearing aid. In the U.S., Denmark, England, Austria, Switzerland and Canada, we sell finished hearing aids principally to hearing care professionals. In other parts of the world we sell finished hearing aids and hearing aid kits principally to distributors, except in Australia, where we sell hearing aids on a retail basis to hearing impaired consumers. We occasionally sell hearing aid components to other hearing aid manufacturers. We first began shipping product in the fourth quarter of 1998. We completed our initial public offering (“IPO”) in May 2000.

In reporting our financial condition and results of operations, we report three geographic segments. We generally evaluate our operating results on a company-wide basis because all of our products are sourced from the United States, and all research and development and considerable marketing and administrative support are provided globally from the United States.

RESULTS OF OPERATIONS

The following table sets forth selected statements of operations information for the periods indicated expressed as a percentage of net sales.

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.2	59.4	48.7	55.2

Gross profit	51.8	40.6	51.3	44.8
Selling, general and administrative	40.6	48.3	41.2	42.1
Research and development	12.4	20.0	12.9	17.3
Stock-based compensation	0.5	1.9	0.6	1.7

Operating loss	(1.7)	(29.6)	(3.4)	(16.2)
Other income	2.6	4.4	2.6	4.3

Net income (loss)	0.9%	(25.2)%	(0.8)%	(11.9)%

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of sales. We divide our sales into two categories: hearing aid sales, which includes Natura, Altair, Quartet, Tribute and Adesso hearing aids; and component sales, which includes sales of our DSP chip to other hearing aid manufacturers. Hearing aid sales were $17,210 for the quarter ended June 30, 2002, a 51% increase from $11,433 recorded for the quarter ended June 30, 2001.

By geography, North America hearing aid sales in the second quarter 2002 of $9,869 were up 8% from second quarter 2001 sales of $9,113. Although North America sales increased, they were negatively affected by the current lackluster U.S. hearing aid market and the introductions of a number of lower-priced digital hearing aids by several of our competitors. We believe that our new lower-priced Tribute product line, which we introduced in April 2002, and our second generation instant-fit product, Adesso, which we introduced in March 2002, will favorably impact domestic sales.

Europe hearing aid sales of $3,655 in the second quarter 2002 were up 78% from second quarter 2001 sales of $2,052 mainly as a result of the incremental sales from our acquisitions in the U.K., Denmark, Austria and Switzerland, as well as introductions in late 2001 of our directional behind-the-ear (“BTE”) products and lower-priced Quartet product line. This increase was partially offset by lower sales to existing distributors as a result of the slow European economy. Rest-of-world hearing aid sales of $3,686 were up 1,274% from second quarter 2001 sales of $268 primarily as a result of the acquisition of Sonic Innovations Pty. Ltd. in Australia in July 2001 and increased sales in Latin America and Japan.

Worldwide component sales in the second quarter 2002 were $141, up slightly from component sales of $119 in the second quarter 2001. We do not anticipate any significant component sales in the future.

Hearing aid sales were $32,165 for the six months ended June 30, 2002, a 36%increase from $23,734 recorded for the six months ended June 30, 2001. By geography, North American hearing aid sales for the six months ended June 30, 2002 of $19,105 were up 7% from sales of $17,860 for the six months ended June 30, 2001. Europe hearing aid sales of $6,527 for the six months ended June 30, 2002 were up 37% from sales of $4,775 for the six months ended June 30, 2001 mainly as a result of our 2002 acquisitions in the U.K., Denmark, Austria and Switzerland. Rest-of-world sales for the six months ended June 30, 2002 of $6,533 were up 494% from sales of $1,099 for the six months ended June 30, 2001, mainly as a result of our Australian acquisition in the third quarter 2001. Component sales for the six months ended June 30, 2002 were $290. This compared to component sales of $2,851 for the six months ended June 30, 2001, which included $1,950 of sales made to Starkey Laboratories, Inc.

We generally have a 60-day return policy for our hearing aid products and a no return policy for our component products. Sales returns were $3,584 and $3,984 for the quarters ended June 30, 2002 and 2001, respectively and $7,480 and $7,747 for the six months ended June 30, 2002 and 2001, respectively. Sales returns as a percentage of hearing aid sales were 20.8% in the second quarter 2002, down from 34.8% in the second quarter 2001, and were 23.3% for the six months ended June 30, 2002, down from 32.6% for the six months ended June 30, 2001. The decrease in returns was mainly a result of (i) a shift in U.S. sales mix towards lower-priced products (lower-priced hearing aids are generally returned at a lower rate) and (ii) a higher level of non-U.S. sales (a lower return rate exists outside the U.S.). We believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance inconsistent with consumers’ expectations.

Cost of Sales. Cost of sales consists of manufacturing costs, royalty expenses, quality assurance costs and costs associated with product returns, remakes and repairs. Cost of sales was $8,364 for the quarter ended June 30, 2002, an increase of $1,502 (22%) from cost of sales of $6,862 for the quarter ended June 30, 2001. For the six months ended June 30, 2002, cost of sales was $15,805, an increase of $1,143 (8%) from cost of sales of $14,662 for the six months ended June 30, 2001. Gross margin was 51.8% in the second quarter 2002, up from 40.6% in the second quarter 2001, and was 51.3% for the six months ended June 30, 2002, up from 44.8% for the six months ended June 30, 2001 despite the significant reduction in higher-margin component sales. The improvement in gross margin principally resulted from reductions in the costs of purchased components, better labor utilization, manufacturing structure changes and additional volume resulting in better fixed overhead absorption, as well as the incremental gross margin improvement resulting from the acquisitions of five of our distributors. We anticipate some additional gross margin improvement as a result of these factors, although an anticipated sales mix shift toward lower-priced products will put pressure on gross margin.

We provide for the cost of remaking and repairing products under warranty. Warranty periods range from one to three years for hearing aids and 30 to 120 days for components. Warranty costs were $781 and $519 for the quarters ended June 30, 2002 and 2001, respectively and $1,543 and $1,085 for the six months ended June 30, 2002 and 2001, respectively. The increase in warranty costs was principally due to the increase in sales. Partially offsetting the increase was a reduction in repair cost per unit.

Selling, General and Administrative. Selling, general and administrative expense consists primarily of wages and benefits for personnel, sales commissions, promotions and advertising, marketing support, conventions and administrative expenses. Selling, general and administrative expense was $7,048, or 40.6% of net sales, for the quarter ended June 30, 2002, an increase of $1,465 (26%) from selling, general and administrative expense of $5,583, or 48.3% of net sales, for the quarter ended June 30, 2001. For the six months ended June 30, 2002, selling, general and administrative expense was $13,361, or 41.2% of net sales, an increase of $2,181 (20%) from selling, general and administrative expense of $11,180, or 42.0% of net sales, for the six months ended June 30, 2001. The increase in selling, general and administrative expense in absolute dollars for the three and six months ended June 30, 2002 was a result of our acquisitions, partially offset by the benefits of fourth quarter 2001 cost reduction efforts in the U.S. and Europe and a reduction in selling and marketing expense in the U.S. from fewer customer promotional activities and reduced customer start-up costs.

We expect selling and marketing expense to increase as we add new customers, expand our direct sales staff, expand our product offerings, incur additional costs related to the anticipated growth of our business, and pursue branding and advertising campaigns. Selling and marketing expenses may also vary from quarter to quarter as a result of the timing of our advertising campaigns and convention costs. As a result, we expect selling, general and administrative expense to increase in dollars, although not necessarily as a percentage of sales.

Research and Development. Research and development expense consists primarily of wages and benefits for personnel, consulting, software, intellectual property, clinical study and engineering support costs. Research and development expense was $2,140, or 12.4% of net sales, for the quarter ended June 30, 2002, a decrease of $170 (7%) from research and development expense of $2,310, or 20.0% of net sales, for the quarter ended June 30, 2001. For the six months ended June 30, 2002, research and development expense was $4,192, or 12.9% of net sales, a decrease of $407 (9%) from research and development expense of $4,599, or 17.3% of net sales, for the six months ended June 30, 2001. The decrease reflected the benefits of a fourth quarter 2001 restructuring in the U.S., as well as our general efforts to hold expenses at or below historical levels. However, in our effort to develop new products more rapidly, we have more recently been adding headcount and increasing spending on consulting activities. As a result, we expect research and development expense to increase through the balance of the year in absolute dollars, although not necessarily as a percentage of sales.

Stock-based Compensation. Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of our common stock on the grant date for stock options granted in the one-year period preceding the initial filing of our IPO and is being amortized over the vesting periods of the individual stock options, periodically adjusted for employee separations. For the quarters ended June 30, 2002 and 2001, stock-based compensation expense was $93 and $214, respectively. For the six months ended June 30, 2002 and 2001, stock based compensation was $199 and $440, respectively. As of June 30, 2002, deferred stock-based compensation of $319 is expected to be amortized as follows: July 1, 2002 to December 31, 2002 - $157; 2003 - $125; 2004 - $26; and 2005 - $11.

Other Income. Other income consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Interest income.	$339	$663	$688	$1,395
Interest expense	(10)	(58)	(22)	(82)
Foreign currency exchange gain (loss).	261	(51)	363	(111)
Other	(139)	(52)	(189)	(71)

	$451	$502	$840	$1,131

The decrease in other income reflected a reduction in interest income resulting from a lower cash balance and significantly reduced interest rates, partially offset by net currency exchange gains resulting from the impact of a relatively weaker U.S. dollar on the intercompany balances between our U.S. and non-U.S. companies.

Income Taxes. We have generated operating losses since inception, and no provision or benefit for income taxes has been recorded to date. However, it is possible that we will need to provide for income taxes in the second half of 2002 in jurisdictions where we are profitable and do not have sufficient net operating loss carryforwards to offset these profits.

Net Income (Loss). Net income for the three months ended June 30, 2002 was $157 ($.01 per share) compared to a net loss for the three months ended June 30, 2001 of $2,915 ($.15 per share). Net loss for the six moths ended June 30, 2002 was $262 ($.01 per share) compared to net loss for the six months ended June 30, 2001 of $3,165 ($.16 per share).

LIQUIDITY AND CAPITAL RESOURCES

In May 2000, we completed an IPO in which we sold 4,140 shares of common stock at $14.00 per share. Net proceeds from the IPO, after deducting the underwriting commission and offering expenses, were $52,228.

Net cash used in operating activities was $837 for the six months ended June 30, 2002. This resulted from a combination of a net loss of $262 and a net working capital change of $1,543, offset somewhat by non-cash expenses of $968.

Net cash used in investing activities of $6,237 for the six months ended June 30, 2002 consisted of the price of acquisitions (net of cash received) of $6,125, purchases of property and equipment of $918 and an increase in other assets of $1,295 pertaining mainly to loans to our customers, offset somewhat by net proceeds from marketable securities of $2,101.

Net cash used in financing activities of $154 for the six months ended June 30, 2002 consisted of repayment of long-term obligations of $167 and the purchase of treasury stock of $658, offset somewhat by proceeds from stock option exercises and stock issuances under our employee stock purchase plan of $671.

As of June 30, 2002, we had $36,746 in cash, cash equivalents and marketable securities. We expect to experience increased operating expenses, particularly direct selling expenses, in order to execute our business plan, and to make capital expenditures to improve our manufacturing capability. These items will constitute a significant use of our cash for at least the next twelve months. In addition, we anticipate using cash to fund acquisitions of complementary businesses and technologies and may repurchase our stock from time to time.

RECENTLY ENACTED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Certain provisions of these statements are effective for business combinations entered into after June 30, 2001. We have applied the new standards to all of our acquisitions. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. We adopted SFAS No. 143 on January 1, 2002 and such adoption had no material impact on our results of operations, financial position or liquidity.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. We adopted SFAS No. 144 on January 1, 2002 and such adoption had no material impact on our results of operations, financial position or liquidity.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets (i.e. when an event leaves the company little or no discretion to avoid transferring or using the assets in the future). Under previous accounting rules, if a company’s management approved an exit plan the company generally could record the costs of that plan as a liability on the approval date, even if the company did not incur the costs until a later date. Under SFAS No. 146, some of those costs might qualify for immediate recognition, other might be spread over one or more quarters, and still others might not be recorded until incurred in a much later period. The sta tement is effective for period after December 31, 2002 prospectively. We are currently evaluating the statement and do not anticipate that it will have a material effect on our results of operations, financial position or liquidity.

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

Foreign Currency Risk. We face foreign currency risks primarily as a result of revenues we receive from sales made outside the U.S. and from the intercompany account balances between our U.S. and non-U.S. companies. Fluctuations in exchange rates between the U.S. dollar and other currencies could affect the selling prices of our products in international markets where the prices of our products are denominated in U.S. dollars or lead to currency exchange losses where the prices of our products are denominated in local currencies.

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

WE HAVE A HISTORY OF LOSSES AND NEGATIVE OPERATING CASH FLOWS

We have an accumulated deficit of $51.9 million at June 30, 2002. Cash and marketable securities declined from $45.8 million at December 31, 2001 to $36.7 million at June 30, 2002. Although we reported net income of $0.2 million in the quarter ended June 30, 2002, we have not achieved profitability on an annual basis. We may incur net losses and negative operating cash flows in the future. We expect to increase our operating expenses and therefore, must generate additional revenue to achieve annual profitability. The size of our losses and whether or not we achieve profitability on an annual basis will depend in significant part on the rate of growth of our net sales. Consequently, it is possible that we will not achieve profitability on an annual basis, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

WE FACE AGGRESSIVE COMPETITION IN OUR BUSINESS, AND IF WE DO NOT COMPETE EFFECTIVELY OUR NET SALES AND OPERATING RESULTS WILL SUFFER

We encounter aggressive competition from a number of competitors worldwide, six of which have far greater sales and more extensive financial and business resources than we have. Some of our competitors have invested in or advanced money, offered forgivable loans and provided other incentives to retail hearing aid operations. Although we have recently implemented similar programs on a limited basis, we may not choose to, or be able to, match these incentives, which could put us at a competitive disadvantage. Most of our competitors have introduced less expensive digital hearing aids, which could have the effect of limiting our market penetration, and has caused us to introduce less expensive products, which will likely depress the overall average selling price of our products.

In addition, competitors may purchase or establish their own network of owned or franchised retail hearing aid operations, which could cause us to lose existing customers. If we fail to compete effectively, our net sales and operating results will suffer.

OUR FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE

Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Factors that may cause fluctuations in our operating results include the following: demand for and market acceptance of our products; cancellation or a reduction in orders from audiology clinic consolidators; manufacturing problems; high levels of returns, remakes and repairs; changes in our product or customer mix; competitive pressures resulting in lower selling prices or significant promotional costs; unanticipated delays or problems in the introduction of new products; inaccurate forecasting of revenues; write-offs of goodwill created as a result of acquisitions; and the announcement or introduction of new products or services by our competitors.

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

WE HAVE MADE A NUMBER OF ACQUISITIONS AND ANTICIPATE MAKING ADDITIONAL ACQUISITIONS, WHICH COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE OUR SHAREHOLDERS AND HARM OUR OPERATING RESULTS

We may not be able to meet performance expectations for, or successfully integrate, businesses we have acquired or may acquire on a timely basis or at all. To manage the expansion of our operations and future growth, we will be required to (i) improve financial and management information controls and reporting systems and procedures; (ii) hire, train and manage additional qualified personnel; (iii) expand our direct and indirect sales channels; and (iv) transition acquired businesses to sell more of our branded products.

As part of our business strategy, we expect that we will continue to make acquisitions that complement or expand our existing business. Our acquisition of companies and businesses and expansion of operations involve risks, including (i) the inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale or other expected value; (ii) difficulties in managing and coordinating operations at new sites; (iii) loss of key employees of acquired operations; (iv) loss of key customers of acquired operations; and (v) diversion of management’s attention from other business concerns; and (vi) risks of entering markets in which we have no direct or limited prior experience.

Acquisitions of other companies may result in the utilization of cash and marketable securities, dilutive issuances of equity securities and the incurrence of debt. In addition, acquisitions may result in large write-offs of goodwill and other intangible assets and the creation of other intangible assets that could result in amortization expense.

THE LOSS OF ANY LARGE CUSTOMER OR A REDUCTION IN ORDERS FROM ANY LARGE CUSTOMER COULD SIGNIFICANTLY REDUCE OUR NET SALES AND HARM OUR OPERATING RESULTS

We anticipate that our operating results in any given period will continue to depend somewhat upon revenues from a small number of large customers. Our customers are not generally contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time. We may be unable to retain our current customers, and may be unable to recruit replacement or additional customers. We are selling an increasing number of hearing aids to several audiology clinic consolidators that have a large number of owned or franchised hearing aid clinics. We are subject to the risk of losing these customers, incurring significant reductions in sales to these customers or granting price concessions in order to maintain our business. In addition, we are subject to the risk of being unable to collect accounts receivable balances from these customers. We had one hearing aid customer who accounted for approximately $1.5 million, or 9%, of net sales for the quarter ended June 30, 2002 and $2.6 million, or 8%, of net sales for the six months ended June 30, 2002. This customer accounted for approximately $1.1 million, or 14%, of our gross accounts receivable balance at June 30, 2002.

WE ARE A DEFENDANT IN A CLASS ACTION LAWSUIT IN WHICH THE PLAINTIFF IS CLAIMING THAT WE AND CERTAIN OF OUR OFFICERS VIOLATED FEDERAL SECURITIES LAWS

We are currently a defendant in a lawsuit filed in October 2000 claiming that we and certain of our officers and directors violated federal securities laws by providing materially false and misleading information, or concealing information, about our relationship with Starkey Laboratories, Inc. This lawsuit, which is pending in the U.S. District Court for the District of Utah, is being brought as a class action on behalf of all purchasers of our common stock from May 2, 2000 to October 24, 2000 and seeks damages in an unspecified amount. We deny the allegations in this action and will defend ourselves vigorously; however, litigation is inherently uncertain and there can be no assurance that we will not be materially and adversely affected. The Company has moved to dismiss plaintiffs’ Second Amended Complaint, which was filed after the District Court dismissed plaintiffs’ First Amended Complaint with leave to amend. There has been no discovery to date, no class has been certified and no trial date has been scheduled.

WE RELY ON SEVERAL SOLE SOURCE OR LIMITED SOURCE SUPPLIERS AND MANUFACTURERS, AND OUR PRODUCTION WILL BE SERIOUSLY HARMED IF THESE SUPPLIERS AND MANUFACTURERS ARE NOT ABLE TO MEET OUR DEMAND AND ALTERNATIVE SOURCES ARE NOT AVAILABLE

A number of key components used in our products are currently available only from a single or limited number of suppliers. For example, our proprietary digital signal processing chips are manufactured by a single supplier. Our relationship with this supplier is critical to our business because only a small number of suppliers would be able or willing to produce our chips in the relatively small quantities and with the exacting specifications we require. Under our agreement with this supplier, we are required to make minimum annual purchases, which may be higher than our requirements. In addition, the disposable tips used in our Adesso hearing aids are produced by a single supplier, and the receivers and microphones used in all our products are available from only two suppliers. We also rely on contract manufacturers and are therefore subject to their performance, over which we have little control. We may be forced to cease producing our products if we exp erience significant shortages of critical components from these key suppliers or lose the services of our contract manufacturers. Finding a substitute part, process, supplier or manufacturer may be expensive, time-consuming or impossible.

WE HAVE HIGH LEVELS OF PRODUCT RETURNS, REMAKES AND REPAIRS, AND OUR NET SALES AND OPERATING RESULTS WILL BE LOWER IF THESE LEVELS REMAIN HIGH OR INCREASE

We generally offer a 60-day return policy and a minimum of a one-year warranty on our hearing aids. Our components warranty is generally 90 to 180 days. Sales returns were $3.6 million and $4.0 million for the quarters ended June 30, 2002 and 2001, respectively and $7.5 million and $7.7 million for the six months ended June 30, 2002 and 2001 respectively. Warranty costs for remakes and repairs were $0.8 million and $0.5 million for the quarters ended June 30, 2002 and 2001, respectively and $1.5 million and $1.1 million for the six months ended June 30, 2002 and 2001 respectively. We may not be able to attain lower levels of returns, remakes and repairs and, in fact, these levels may increase, which could reduce our net sales and operating results.

IF WE FAIL TO DEVELOP NEW AND INNOVATIVE PRODUCTS, OUR COMPETITIVE POSITION WILL SUFFER, AND IF OUR NEW PRODUCTS DO NOT GAIN MARKET SHARE AS RAPIDLY AS WE ANTICIPATE, OUR OPERATING RESULTS WILL SUFFER

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

WE ARE DEPENDENT ON INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO A VARIETY OF RISKS THAT COULD RESULT IN LOWER INTERNATIONAL SALES

We anticipate that international sales will continue to account for a material portion of our sales. Our reliance on international sales and operations exposes us to related risks and uncertainties which, if realized, could cause our international sales and operating results to decrease. For example, in order to market our products in the European Union, we are required to have the EU’s CE mark certification. Any failure to maintain our certification or CE mark would significantly reduce our net sales and operating results. In addition, we face foreign currency risks primarily as a result of the revenues we receive from sales made outside the U.S. and from the intercompany account balances between our U.S. and non-U.S. companies. Fluctuations in the exchange rates between the U.S. dollar and other currencies could affect the sales price of our products in international markets where the prices of our products are denominated in U.S. dollars or lead t o currency exchange losses where the prices of our products are denominated in local currencies.

WE MAY NOT BE ABLE TO MAINTAIN OR EXPAND OUR BUSINESS IF WE ARE UNABLE TO HIRE AND RETAIN SUFFICIENT TECHNICAL AND SALES PERSONNEL

Competition for qualified personnel in technology industries can be intense. We intend to expand our direct sales force in order to increase market awareness of our products and, in turn, to generate increased revenue. Accordingly, we expect to hire additional sales personnel in 2002. If we are unable to hire and retain sufficient technical and sales personnel our business and operating results may suffer.

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

IF WE FAIL TO COMPLY WITH FOOD AND DRUG ADMINISTRATION REGULATIONS, WE MAY SUFFER FINES, INJUNCTIONS OR OTHER PENALTIES

Our products are considered to be medical devices and are, accordingly, subject to regulation in the U.S. by the Food and Drug Administration (“FDA”), which may hamper the timing of our product introductions or subject us to costly penalties in the event we fail to comply. We must comply with facility registration and product lis ting requirements of the FDA and adhere to its Quality System Regulations. Noncompliance with applicable FDA requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production or criminal prosecution.

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

THERE MAY BE S ALES OF A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK BY PRE-INITIAL PUBLIC OFFERING SHAREHOLDERS INCLUDING OUR DIRECTORS AND OFFICERS, AND THESE SALES COULD CAUSE OUR STOCK PRICE TO FALL

Sales of substantial amounts of our common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our common stock. Approximately 5.6 million of our outstanding shares of common stock continue to be held by venture capital firms that have not yet distributed their shares to their limited partners. In addition, some of our officers have adopted trading plans under SEC Rule 10b5-1 in order to dispose of a portion of their shares in an orderly manner. Other officers or directors may adopt such a trading plan in the future.

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are currently a defendant in a lawsuit filed in October 2000 claiming that we and certain of our officers and directors violated federal securities laws by providing materially false and misleading information, or concealing information, about our relationship with Starkey Laboratories, Inc. This lawsuit, which is pending in the U.S. District Court for the District of Utah, is being brought as a class action on behalf on all purchasers of our common stock from May 2, 2000 to October 24, 2000 and seeks damages in an unspecified amount. We strongly deny the allegations in this action and will defend ourselves vigorously; however, litigation is inherently uncertain and there can be no assurance that we will not be materially and adversely affected. The Company has moved to dismiss plaintiffs’ Second Amended Complaint, which was filed after the District Court dismissed plaintiffs’ First Amended Complaint with leave to amend. There has been no dis covery to date, no class has been certified and no trial has been scheduled.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on May 16, 2002. Directors elected at the meeting were:

	For	Withheld
Anthony B. Evnin	15,736,081	34,012
G. Walter Loewenbaum II	15,758,985	11,108

Other directors whose terms of office continued after the meeting were as follows: Andrew G. Raguskus, Luke B. Evnin, Kevin J. Ryan, Lawrence C. Ward, Samuel L. Westover and Allan M. Wolfe.

Other items of business concerned the ratification of the auditors and amendments to the Company’s 2000 Employee Stock Purchase Plan, which were both approved as follows:

	For	Against	Abstain
Appointment of the independent public accountants	14,649,654	1,045,383	75,055

Amendments to 2000 Employee Stock Purchase Plan	11,353,676	389,468	27,100

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit:	99.1	Certification of Chief Executive Officer and Chief Financial Officer

Reports on Form 8-K:	On July 2, 2002, we filed a Form 8-K under Item 4 “Changes in Registrant’s Certifying Accountant,” announcing a change in auditors from Arthur Andersen LLP to KPMG LLP. No financial statements were included.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002

/s/	Stephen L. Wilson

Stephen L. Wilson
Vice President and Chief Financial Officer