Form 10-Q
period 2002-09-30
SONIC INNOVATIONS INC
filed 2002-11-15
CIK 1105982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-30335

SONIC INNOVATIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	87-0494518 (I.R.S. Employer Identification No.)

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

☒ Yes ☐ No

As of November 8, 2002, there were 19,807,746 shares of the registrant’s common stock outstanding.

SONIC INNOVATIONS, INC.

SIGNATURE	19

CERTIFICATIONS	20

PART I	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SONIC INNOVATIONS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$13,854	$13,929
Marketable securities	16,786	21,555
Accounts receivable	8,913	7,044
Inventories	6,812	6,075
Prepaid expenses and other	1,566	938

Total current assets	47,931	49,541

Marketable securities, net of current portion	4,958	10,322
Property and equipment	5,733	4,920
Intangible assets	13,004	5,445
Other assets	1,888	628

Total assets	$73,514	$70,856

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,502	$13,241
Current portion of long-term obligations	194	349

Total current liabilities	14,696	13,590

Long-term obligations, net of current portion	—	102

Shareholders’ equity:
Common stock	21	20
Additional paid-in capital	113,047	112,288
Deferred stock-based compensation	(218)	(507)
Accumulated deficit	(51,475)	(51,616)
Other comprehensive income (loss)	846	(276)
Treasury stock, at cost	(3,403)	(2,745)

Total shareholders’ equity	58,818	57,164

Total liabilities and shareholders’ equity	$73,514	$70,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIC INNOVATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Net sales	$18,317	$15,521	$50,772	$42,106
Cost of sales	8,689	8,603	24,494	23,265

Gross profit	9,628	6,918	26,278	18,841
Selling, general and administrative expense	7,124	6,442	20,485	17,622
Research and development expense	2,187	2,303	6,379	6,902
Stock-based compensation expense	86	173	285	613

Operating profit (loss)	231	(2,000)	(871)	(6,296)
Other income	172	527	1,012	1,658

Net income (loss)	$403	$(1,473)	$141	$(4,638)

Basic and diluted earnings (loss) per common share	$.02	$(.07)	$.01	$(.23)

Weighted average number of common shares
outstanding - basic	19,691	19,903	19,535	19,894

- diluted	21,004	19,903	20,905	19,894

Stock-based compensation allocable to each caption:
Cost of sales	$4	$8	$13	$28
Selling, general and administrative expense	71	142	234	502
Research and development expense	11	23	38	83

Stock-based compensation expense	$86	$173	$285	$613

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIC INNOVATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$141	$(4,638)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,623	1,181
Stock-based compensation	285	613
Foreign currency gain	(184)	—
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	28	3,421
Inventories	266	1,868
Prepaid expenses and other	28	(144)
Other assets	125	(437)
Long-term obligation	—	(100)
Accounts payable and accrued expenses	(2,709)	255

Net cash provided by (used in) operating activities	(397)	2,019

Cash flows from investing activities:
Acquisitions, net of cash acquired	(6,183)	(5,206)
Purchases of property and equipment	(1,940)	(1,063)
Increase in other assets	(1,773)	—
Proceeds from marketable securities, net	10,133	9,316

Net cash provided by investing activities	237	3,047

Cash flows from financing activities:
Principal payments on long-term obligations	(257)	(297)
Purchases of common stock for treasury	(658)	(891)
Proceeds from exercise of stock options and employee stock purchases	756	458

Net cash used in financing activities	(159)	(730)

Effect of exchange rate changes on cash and cash equivalents	244	47

Net increase (decrease) in cash and cash equivalents	(75)	4,383
Cash and cash equivalents, beginning of the period	13,929	7,312

Cash and cash equivalents, end of the period	$13,854	$11,695

Supplemental cash flow information:
Cash paid for interest	$30	$94

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONIC INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the full year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

The accompanying unaudited condensed consolidated financial statements include the accounts of Sonic Innovations, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

2.      ACQUISITIONS

The Company acquired five hearing aid businesses outside the U.S. in the second quarter of 2002 and one hearing aid business outside the U.S. in the first quarter of 2002 for cash totaling $7,019. In addition, if certain financial milestones are achieved by some of those businesses over a two-year period, the Company is committed to pay up to an additional $1,200. Four of these businesses were existing distributors of the Company’s products. The acquisitions were accounted for as purchases in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations.” The purchase prices of these businesses have been allocated to the net assets acquired based on management’s preliminary determinations of relative fair market values of the respective net assets and independent valuations.

The following table sets forth the current allocation of the aggregate purchase price of the six acquisitions:

Total

Current assets	$3,347
Property and equipment	348
Other assets	155
Intangible assets	6,864
Current liabilities	(3,695)

Purchase price	$7,019

3.      MARKETABLE SECURITIES

Management designates the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of September 30, 2002 and December 31, 2001, the Company’s investment portfolio consisted of money market funds and short and long-term corporate debt securities, which were classified as held-to-maturity and presented at amortized cost, which approximates market value.

4.      INVENTORIES

Inventories are stated at the lower of cost or market value using the first-in, first-out (“FIFO”) method and consisted of the following:

	September 30, 2002	December 31, 2001

Raw materials	$1,526	$1,239
Components	1,540	2,117
Work in process	77	206
Finished goods	3,669	2,513

Total	$6,812	$6,075

5.      INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2002	December 31, 2001

Acquisition related:
Goodwill and indefinite-lived intangibles	$11,467	$4,206
Other intangibles, net	393	—
Technology license	1,144	1,239

Total	$13,004	$5,445

Goodwill represents the excess of purchase price and related costs over the fair values assigned to the identifiable tangible and intangible assets (principally proprietary software, name and distribution agreements) of the businesses acquired. Definite-lived assets are being amortized over the estimated lives of the assets ranging from two to five years. The technology license is the right to use HIMPP intellectual property and is being amortized over the life of the patents covered by the related agreement.

6.      OTHER ASSETS

Other assets consisted of the following:

	September 30, 2002	December 31, 2001

Customer loans, net of current portion of $383	$1,512	$—
Investments and advances	210	465
Other	166	163

Total	$1,888	$628

Customer loans are secured by the assets of the customers’ businesses. The loans bear interest at rates ranging from 5% to 8%, mature in four to five years and require minimum purchase commitments.

7.      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Net income (loss)	$403	$(1,473)	$141	$(4,638)
Foreign currency gain (loss)	(175)	153	1,122	(192)

Comprehensive income (loss)	$228	$(1,320)	$1,263	$(4,830)

The foreign currency gain (loss) reflects changes in the exchange rates of foreign currencies relative to the U.S. dollar on the translation of the Company’s net investment in its foreign subsidiaries.

8.      EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share was computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per common share was computed by dividing net income by the weighted average number of common shares outstanding as adjusted for the dilutive effect of outstanding stock options. Total options outstanding at September 30, 2002 were 4,243, of which 1,313 and 1,370 were considered in the diluted earnings per share calculation for the three and nine months ended September 30, 2002, respectively. Stock options were not considered for loss periods since their effect would be anti-dilutive, thereby decreasing the loss per common share.

9.       SEGMENT INFORMATION

The table below presents selected information for the Company’s geographic segments. Rest-of-world (ROW) includes export sales from the U.S. to ROW countries.

	North America	Europe	ROW	Total

Three months ended September 30, 2002
Net sales to external customers	$10,530	$3,906	$3,881	$18,317
Operating profit (loss)	(681)	335	577	231

Three months ended September 30, 2001
Net sales to external customers	$11,518	$1,933	$2,070	$15,521
Operating profit (loss)	(1,752)	(271)	23	(2,000)

Nine months ended September 30, 2002
Net sales to external customers	$29,693	$10,432	$10,647	$50,772
Operating profit (loss)	(3,140)	810	1,459	(871)

Nine months ended September 30, 2001
Net sales to external customers	$31,495	$6,709	$3,902	$42,106
Operating profit (loss)	(6,950)	(468)	1,122	(6,296)

September 30, 2002
Identifiable segment assets	$52,825	$11,056	$9,633	$73,514

December 31, 2001
Identifiable segment assets	$59,629	$4,055	$7,172	$70,856

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

11.      LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit filed in October 2000 claiming that the Company and certain of its officers and directors violated federal securities laws by providing materially false and misleading information or concealing information about the Company’s relationship with Starkey Laboratories, Inc. This lawsuit, which is pending in the US District Court for the District of Utah, purports to be brought as a class action on behalf of all purchasers of the Company’s common stock from May 2, 2000 to October 24, 2000 and seeks damages in an unspecified amount. The complaint alleges that as a result of false statements or omissions, the Company was able to complete its IPO, artificially inflate its financial projections and results and have its stock trade at inflated levels. The Company strongly denies these allegations and will defend itself vigorously; however, litigation is inherently uncertain and there can be no assurance that the Company will not be materially affected. The Company has moved to dismiss plaintiffs’ Second Amended Complaint, which was filed after the District Court dismissed plaintiffs’ First Amended Complaint with leave to amend. There has been no discovery to date, no class has been certified and no trial has been scheduled.

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

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted SFAS No. 143 on January 1, 2002 with no impact on its results of operations and financial position.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaced SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets, including discontinued operations, and replaced the provisions of Accounting Principles Board Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations. The Company adopted SFAS No. 144 on January 1, 2002 with no impact on its results of operations and financial position.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets (i.e, when an event leaves the company little or no discretion to avoid transferring or using the assets in the future). Under previous accounting rules, if a company’s management approved an exit plan, the company generally could record the costs of that plan as a liability on the approval date, even if the company did not incur the costs until a later date. Under SFAS No. 146, some of those costs might qualify for immediate recognition, others might be recorded during one or more quarters, and still others might not be recorded until incurred in a much later period. The Company is currently reviewing the standard, which is effective for periods after December 31, 2002 prospectively, and does not expect it to have a material impact on its results of operations and financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands, except per share data)

The following discussion contains forward-looking statements that involve risks and uncertainties. These statements refer to our future results, plans, objectives, expectations and intentions. These forward-looking statements include statements regarding the following: future component sales levels, factors expected to result in gross margin improvement, shift of sales mix toward lower-priced products and the resultant negative impact on gross margin, increased selling, general and administrative expense, additional customers, expansions in direct sales staff, expanded product offerings, anticipated growth of our business, future branding and advertising campaigns, increased research and development expense, amortization of deferred stock-based compensation, provision for income taxes, sufficiency of cash to fund our operations, future acquisitions and future stock purchases. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks discussed in the section titled “Factors That May Affect Future Performance” elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2001. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2001. All amounts are reflected in thousands, except per share data.

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

RESULTS OF OPERATIONS

The following table sets forth selected statements of operations information for the periods indicated expressed as a percentage of net sales.

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.4	55.4	48.2	55.3

Gross profit	52.6	44.6	51.8	44.7
Selling, general and administrative expense	38.9	41.5	40.3	41.8
Research and development expense	11.9	14.9	12.6	16.4
Stock-based compensation expense	0.5	1.1	0.6	1.5

Operating profit (loss)	1.3	(12.9)	(1.7)	(15.0)
Other income	0.9	3.4	2.0	4.0

Net income (loss)	2.2%	(9.5)%	0.3%	(11.0)%

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of the related sale. We divide our sales into two categories: hearing aid sales, which includes Natura, Altair, Quartet, Tribute and Adesso hearing aids; and component sales, which includes sales of our DSP chip to other hearing aid manufacturers. Hearing aid sales were $17,981 for the quarter ended September 30, 2002, a 33% increase from $13,480 recorded for the quarter ended September 30, 2001.

By geography, North America hearing aid sales in the third quarter 2002 of $10,415 were up 10% from third quarter 2001 sales of $9,487. The North American sales improvement was principally the result of revenues from our Canadian operations, which were acquired in the second quarter 2002, and sales of our lower priced Adesso product and Tribute custom product line, both of which were introduced earlier this year, as well as improved sales return rates on our custom products.

Europe hearing aid sales of $3,906 in the third quarter 2002 were up 102% from third quarter 2001 sales of $1,933 mainly as a result of incremental sales resulting from our acquisitions in Denmark, the U.K., Austria and Switzerland, as well as introductions in late 2001 of our directional behind-the-ear (“BTE”) products and lower-priced Quartet product line. This increase was partially offset by lower sales to existing distributors as a result of the slow European economy. Rest-of-world hearing aid sales of $3,660 were up 78% from third quarter 2001 sales of

$2,060 primarily as a result of our Australian operations’ success with the introduction of our lower-priced Quartet custom product line and success in certain countries in Latin America.

Component sales in the third quarter 2002 were $336. This compared to component sales of $2,041 in the third quarter 2001, which included $1,950 of sales to Starkey Laboratories. We do not anticipate any significant component sales in the future.

Hearing aid sales were $50,146 for the nine months ended September 30, 2002, a 35% increase from $37,215 for the nine months ended September 30, 2001. By geography, North America hearing aid sales for the nine months ended September 30, 2002 of $29,521 were up 8% from sales of $27,347 for the nine months ended September 30, 2001. Europe hearing aid sales of $10,432 for the nine months ended September 30, 2002 were up 56% from sales of $6,709 for the nine months ended September 30, 2001 mainly as a result of our 2002 acquisitions in Denmark, the U.K., Austria and Switzerland. Rest-of-world sales for the nine months ended September 30, 2002 of $10,193 were up 223% from sales of $3,159 for the nine months ended September 30, 2001, mainly as a result of our Australian acquisition in the third quarter 2001. Component sales for the nine months ended September 30, 2002 were $626. This compared to component sales of $4,891 for the nine months ended September 30, 2001, which included $3,900 of sales to Starkey Laboratories, Inc.

We generally have a 60-day return policy for our hearing aid products and a no return policy for our component products. Sales returns were $3,996 and $3,621 for the quarters ended September 30, 2002 and 2001, respectively, and $11,476 and $11,368 for the nine months ended September 30, 2002 and 2001, respectively. Sales returns as a percentage of hearing aid sales were 18.2% in the third quarter 2002, down from 21.2% in the third quarter 2001, and were 18.6% for the nine months ended September 30, 2002, down from 21.2% for the nine months ended September 30, 2001. The decrease in returns was mainly a result of (i) a shift in U.S. sales mix towards lower-priced products (lower-priced hearing aids are generally returned at a lower rate) and (ii) a higher level of non-U.S. sales (a lower return rate exists outside the U.S.). We believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance inconsistent with consumers’ expectations.

Cost of Sales. Cost of sales consists of manufacturing costs, royalty expenses, quality assurance costs and costs associated with product returns, remakes and repairs. Cost of sales was $8,689 for the quarter ended September 30, 2002, an increase of $86 (1%) from cost of sales of $8,603 for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, cost of sales was $24,494, an increase of $1,229 (5%) from cost of sales of $23,265 for the nine months ended September 30, 2001. Gross margin was 52.6% in the third quarter 2002, up from 44.6% in the third quarter 2001, and was 51.8% for the nine months ended September 30, 2002, up from 44.7% for the nine months ended September 30, 2001 despite the significant reduction in higher-margin component sales. The improvement in gross margin principally resulted from reductions in the costs of purchased components, better labor utilization, manufacturing structure changes, lower warranty costs per unit, additional volume resulting in better fixed overhead absorption, and less expensive outsourcing and contracting activities, as well as the incremental gross margin improvement resulting from acquiring several of our distributors. We anticipate some additional gross margin improvement as a result of these factors, although an anticipated sales mix shift toward lower-priced products will put downward pressure on gross margin.

We provide for the cost of remaking and repairing products under warranty. Warranty periods range from one to three years for hearing aids and 90 to 180 days for components. Warranty costs were $946 and $537 for the quarters ended September 30, 2002 and 2001, respectively and $2,489 and $1,622 for the nine months ended September 30, 2002 and 2001, respectively. The increase in warranty costs was principally due to the increase in sales. Partially offsetting the increase was a reduction in repair cost per unit.

Selling, General and Administrative. Selling, general and administrative expense consists primarily of wages and benefits for personnel, sales commissions, promotions and advertising, marketing support, conventions and administrative expenses. Selling, general and administrative expense was $7,124, or 38.9% of net sales, for the quarter ended September 30, 2002, an increase of $682 (11%) from selling, general and administrative expense of $6,442, or 41.5% of net sales, for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, selling, general and administrative expense was $20,485, or 40.3% of net sales, an increase of $2,863 (16%) from selling, general and administrative expense of $17,622, or 41.8% of net sales, for the nine months ended September 30, 2001. The increase in selling, general and administrative expense in absolute dollars for the three and nine months ended September 30, 2002 was principally a result of our acquisitions, partially offset by the benefits of fourth quarter 2001 cost reduction efforts in the U.S. and Europe and a reduction in selling and marketing expense in the U.S. from fewer customer promotional activities and reduced customer start-up costs. In addition, in the third quarter 2002, reserves previously established for relocation and sales and use taxes were reversed to the extent not utilized.

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

Research and Development. Research and development expense consists primarily of wages and benefits for personnel, consulting, software, intellectual property, clinical study and engineering support costs. Research and development expense was $2,187, or 11.9% of net sales, for the quarter ended September 30, 2002, a decrease of $116 (5%) from research and development expense of $2,303, or 14.9% of net sales, for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, research and development expense was $6,379, or 12.6% of net sales, a decrease of $523 (8%) from research and development expense of $6,902, or 16.4% of net sales, for the nine months ended September 30, 2001. The decrease reflected the benefits of a fourth quarter 2001 cost reduction effort in the U.S., as well as our continued efforts in 2002 to hold expenses at or below historical levels. However, in our effort to develop new products more rapidly, we have more recently been adding headcount and increasing spending on consulting activities. As a result, we expect research and development expense to increase in absolute dollars, although not necessarily as a percentage of sales.

Stock-based Compensation. Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of our common stock on the grant date for stock options granted in the one-year period preceding the initial filing of our IPO and is being amortized over the vesting periods of the individual stock options, periodically adjusted for employee separations. For the quarters ended September 30, 2002 and 2001, stock-based compensation expense was $86 and $173, respectively. For the nine months ended September 30, 2002 and 2001, stock based compensation was $285 and $613, respectively. As of September 30, 2002, deferred stock-based compensation of $218 is expected to be amortized as follows: October 1, 2002 to December 31, 2002 - $63; 2003 - $119; 2004 - $25; and 2005 - $11.

Other Income. Other income consisted of the following:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Interest income	$300	$541	$988	$1,937
Interest expense	(8)	(12)	(30)	(94)
Foreign currency exchange gain (loss)	(134)	72	229	(39)
Other	14	(74)	(175)	(146)

	$172	$527	$1,012	$1,658

The decrease in other income for the three and nine months ended September 30, 2002 principally reflected a reduction in interest income resulting from lower cash and marketable securities balances and significantly reduced interest rates. Currency exchange losses on the intercompany balances between our U.S. parent company and foreign subsidiary companies resulted from the impact of a relatively stronger U.S. dollar in the third quarter 2002. Currency exchange gains resulted from the impact of a relatively weaker US dollar in the nine months ended September 30, 2002.

Income Taxes. We have had no tax provision because our loss carryforwards have been sufficient to offset the current year tax provision in those countries where we are profitable. However, we may need to provide for income taxes in the fourth quarter 2002 in jurisdictions where we expect to be profitable and do not have sufficient net operating loss carryforwards to offset those profits.

Net Income (Loss). Net income for the three months ended September 30, 2002 was $403 ($.02 per share) compared to a net loss for the three months ended September 30, 2001 of $1,473 ($.07 per share). Net income for the nine months ended September 30, 2002 was $141 ($.01 per share) compared to a net loss for the nine months ended September 30, 2001 of $4,638 ($.23 per share).

LIQUIDITY AND CAPITAL RESOURCES

In May 2000, we completed an IPO in which we sold 4,140 shares of common stock at $14.00 per share. Net proceeds from the IPO, after deducting the underwriting commission and offering expenses, were $52,228.

Net cash used in operating activities of $397 for the nine months ended September 30, 2002 resulted from a net increase in working capital of $2,262, offset in part by net income of $141 and non-cash expenses of $1,724.

Net cash provided by investing activities of $237 for the nine months ended September 30, 2002 resulted from net proceeds from the sale of marketable securities of $10,133, offset substantially by cash used in acquisitions (net of cash received) of $6,183, purchases of property and equipment of $1,940 and an increase in other assets, mainly pertaining to loans to certain customers, of $1,773.

Net cash used in financing activities of $159 for the nine months ended September 30, 2002 resulted from repayment of long-term obligations of $257 and purchases of common stock of $658, offset substantially by proceeds from stock option exercises and the sale of stock to our employees under our stock purchase plan of $756.

As of September 30, 2002, we had $35,598 in cash, cash equivalents and marketable securities. We anticipate using cash to fund acquisitions of complementary businesses and technologies and may also repurchase our stock from time to time. We do not expect net operating cash flows to be significant in the near term; however, we do expect to have sufficient cash to fund our operations.

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

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. We adopted SFAS No. 143 on January 1, 2002 with no impact on our results of operations and financial position.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. We adopted SFAS No. 144 on January 1, 2002 with no impact on our results of operations and financial position.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets (i.e. when an event leaves the company little or no discretion to avoid transferring or using the assets in the future). Under previous accounting rules, if a company’s management approved an exit plan the company generally could record the costs of that plan as a liability on the approval date, even if the company did not incur the costs until a later date. Under SFAS No. 146, some of those costs might qualify for immediate recognition, others might be spread over one or more quarters, and still others might not be recorded until incurred in a much later period. The statement is effective prospectively for periods after December 31, 2002. We are currently evaluating the statement and do not anticipate that it will have a material effect on our results of operations and financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk. We invest our cash primarily in money market funds and investment grade corporate debt securities, which we believe are subject to minimal credit and market risk considering that they are relatively short-term (maturities of 18 months or less from date of purchase) and provided that we hold them to maturity, which is our intention. To date, we have not utilized derivative financial instruments or derivative commodity instruments.

Foreign Currency Risk. We face foreign currency risks primarily as a result of revenues we receive from sales made outside the U.S. and from the intercompany account balances between our U.S. parent company and our non-U.S. subsidiary companies. Fluctuations in exchange rates between the U.S. dollar and other currencies could affect the selling prices of our products in international markets where the prices of our products are denominated in U.S. dollars or lead to currency exchange losses where the prices of our products are denominated in local currencies.

ITEM 4.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (Exchange Act) within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

WE HAVE A HISTORY OF LOSSES AND NEGATIVE OPERATING CASH FLOWS

We have an accumulated deficit of $51.5 million at September 30, 2002. Cash and marketable securities declined from $45.8 million at December 31, 2001 to $35.6 million at September 30, 2002. Although we reported net income of $0.1 million for the nine months ended September 30, 2002, we have not achieved profitability on an annual basis and we utilized $1.0 million in cash for operating activities during the nine-month period ended September 30, 2002. We may incur net losses and negative operating cash flows in the future. We expect to increase our operating expenses and therefore, must generate additional revenue to achieve annual profitability. The size of our losses and whether or not we achieve profitability on an annual basis will depend in significant part on the rate of growth of our net sales. Consequently, it is possible that we will not achieve profitability on an annual basis, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

OUR FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE

Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Factors that may cause fluctuations in our operating results include the following: demand for and market acceptance of our products; cancellation of or a reduction in orders from audiology clinic consolidators; manufacturing problems; high levels of returns, remakes and repairs; changes in our product or customer mix; competitive pressures resulting in lower selling prices or significant promotional costs; unanticipated delays or problems in the introduction of new products; inability to forecast revenue accurately; nonpayment of trade and other receivables; write-offs of goodwill created as a result of acquisitions; and the announcement or introduction of new products or services by our competitors.

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

WE HAVE MADE A NUMBER OF ACQUISITIONS AND ANTICIPATE MAKING ADDITIONAL ACQUISITIONS, WHICH COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE THE EQUITY OF OUR SHAREHOLDERS AND HARM OUR OPERATING RESULTS

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

As part of our business strategy, we expect that we will continue to make acquisitions that complement or expand our existing business. Our acquisition of businesses and expansion of operations involve risks, including (i) the inability to successfully integrate acquired businesses or to realize anticipated synergies, economies of scale or other expected value; (ii) difficulties in managing and coordinating operations at new sites; (iii) loss of key employees of acquired businesses; (iv) loss of key customers of acquired businesses, (v) diversion of management’s attention from other business concerns; and (vi) risks of entering markets in which we have no direct or limited prior experience.

Acquisitions of other businesses may result in the utilization of cash and marketable securities, dilutive issuances of equity securities and the incurrence of debt. In addition, acquisitions may (i) result in the creation of certain definite lived intangible assets that increase amortization expense, or (ii) result in the creation of goodwill and other indefinite lived intangible assets that subsequently may result in large write-offs should these assets become impaired.

THE LOSS OF ANY LARGE CUSTOMER OR A REDUCTION IN ORDERS FROM ANY LARGE CUSTOMER COULD SIGNIFICANTLY REDUCE OUR NET SALES AND HARM OUR OPERATING RESULTS

We anticipate that our operating results in any given period will continue to depend somewhat upon revenues from a small number of larger customers. Our customers are not generally contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time. We may be unable to retain our current customers, and may be unable to recruit replacement or additional customers. We are selling an increasing number of hearing aids to several audiology clinic consolidators that have a large number of owned or franchised hearing aid clinics. We are subject to the risk of losing these customers, incurring significant reductions in sales to these customers or reducing future prices in order to maintain our business. In addition, we are subject to the risk of being unable to collect accounts receivable balances from these customers. We had one hearing aid customer who accounted for approximately $1.3 million, or 7%, of net sales for the quarter ended September 30, 2002 and $4.0 million, or 8%, of net sales for the nine months ended September 30, 2002. This customer accounted for approximately $1.0 million, or 7%, of our gross accounts receivable balance at September 30, 2002.

WE ARE A DEFENDANT IN A CLASS ACTION LAWSUIT IN WHICH THE PLAINTIFF IS CLAIMING THAT WE AND CERTAIN OF OUR OFFICERS VIOLATED FEDERAL SECURITIES LAWS

We are currently a defendant in a lawsuit filed in October 2000 claiming that we and certain of our officers and directors violated federal securities laws by providing materially false and misleading information, or concealing information, about our relationship with Starkey Laboratories, Inc. This lawsuit, which is pending in the U.S. District Court for the District of Utah, is being brought as a class action on behalf of all purchasers of our common stock from May 2, 2000 to October 24, 2000 and seeks damages in an unspecified amount. We deny the allegations in this action and will defend ourselves vigorously; however, litigation is inherently uncertain and there can be no assurance that we will not be materially and adversely affected. We have moved to dismiss plaintiffs’ Second Amended Complaint, which was filed after the District Court dismissed plaintiffs’ First Amended Complaint with leave to amend. There has been no discovery to date, no class has been certified and no trial date has been scheduled.

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

We generally offer a 60-day return policy and a minimum of a one-year warranty on our hearing aids. Our components warranty is generally 90 to 180 days. Sales returns were $4.0 million and $3.6 million for the quarters ended September 30, 2002 and 2001, respectively, and $11.4 million and $11.4 million for the nine months ended September 30, 2002 and 2001, respectively. Warranty costs for remakes and repairs were $1.0 million and $0.5 million for the quarters ended September 30, 2002 and 2001, respectively, and $2.5 million and $1.6 million for the nine months ended September 30, 2002 and 2001, respectively. We may not be able to attain lower levels of returns, remakes and repairs and, in fact, these levels may increase, which could reduce our net sales and operating results.

IF WE FAIL TO DEVELOP NEW AND INNOVATIVE PRODUCTS, OUR COMPETITIVE POSITION WILL SUFFER, AND IF OUR NEW PRODUCTS DO NOT GAIN MARKET SHARE AS RAPIDLY AS WE ANTICIPATE, OUR OPERATING RESULTS WILL SUFFER

In order to be successful, we must develop new products and be a leader in the commercialization of new technology innovations in the hearing aid market. Technological innovation is expensive and unpredictable and may require hiring expert personnel who are difficult to find and attract. Without the timely introduction of new products, our existing products are likely to become technologically obsolete over time, which would harm our business. We may not have the technical capabilities necessary to develop further technologically innovative products. In addition, any enhancements to our new generations of our products, even if successfully developed, may not generate revenue in excess of the costs of development. Our products may be rendered obsolete by changing consumer preferences or the introduction of products embodying new technologies or features by us or our competitors. If our products do not gain market share as rapidly as we anticipate, our net sales and operating results will suffer.

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

WE ARE DEPENDENT ON INTERNATIONAL SALES AND OPERATIONS, WHICH EXPOSES US TO A VARIETY OF RISKS THAT COULD RESULT IN LOWER INTERNATIONAL SALES

We anticipate that international sales will continue to account for a material portion of our sales. Our reliance on international sales and operations exposes us to related risks and uncertainties which, if realized, could cause our international sales and operating results to decrease. For example, in order to market our products in the European Union (EU), we are required to have the EU’s CE Mark certification. Any failure to maintain our certification or CE Mark would significantly reduce our net sales and operating results. In addition, we face foreign currency risks primarily as a result of the revenues we receive from sales made outside the U.S. and from the intercompany account balances between our U.S. parent company and our non-U.S. subsidiary companies. Fluctuations in the exchange rates between the U.S. dollar and other currencies could affect the sales price of our products in international markets where the prices of our products are denominated in U.S. dollars or lead to currency exchange losses where the prices of our products are denominated in local currencies.

WE MAY NOT BE ABLE TO MAINTAIN OR EXPAND OUR BUSINESS IF WE ARE UNABLE TO HIRE AND RETAIN SUFFICIENT TECHNICAL AND SALES PERSONNEL

Competition for qualified personnel in technology industries can be intense. We intend to expand our direct sales force in order to increase market awareness of our products and, in turn, to generate increased revenue. Accordingly, we expect to hire additional sales personnel. If we are unable to hire and retain sufficient technical and sales personnel our business and operating results may suffer.

IF OUR STOCK PRICE DOES NOT INCREASE, WE MAY HAVE DIFFICULTY RETAINING EMPLOYEES

Stock options are an important component of the compensation of our personnel. If our stock price does not increase in the future, we may face difficulty retaining employees and may need to exchange existing options for new options or issue new options to motivate and retain our employees, which would be dilutive to the equity of our shareholders.

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

Sales of substantial amounts of our common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our common stock. Approximately 5.5 million of our outstanding shares of common stock continue to be held by venture capital firms that have not yet distributed their shares to their limited partners. In addition, some of our officers have adopted trading plans under SEC Rule 10b5-1 in order to dispose of a portion of their shares in an orderly manner. Other officers or directors may adopt such a trading plan in the future.

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

The Company is a defendant in a lawsuit filed in October 2000 claiming that the Company and certain of its officers and directors violated federal securities laws by providing materially false and misleading information, or concealing information, about the Company’s relationship with Starkey Laboratories, Inc. This lawsuit, which is pending in the U.S. District Court for the District of Utah, is being brought as a class action on behalf on all purchasers of the Company’s common stock from May 2, 2000 to October 24, 2000 and seeks damages in an unspecified amount. The Company strongly denies the allegations in this action and will defend itself vigorously; however, litigation is inherently uncertain and there can be no assurance that the Company will not be materially and adversely affected. The Company has moved to dismiss plaintiffs’ Second Amended Complaint, which was filed after the District Court dismissed plaintiffs’ First Amended Complaint with leave to amend. There has been no discovery to date, no class has been certified and no trial has been scheduled.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special meeting of shareholders on August 20, 2002 to approve an amendment to the Company’s 2000 Stock Plan. Results of the voting were as follows:

	For	Against	Abstain

Amendment to 2000 Stock Plan	13,050,143	2,314,515	12,200

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit:	99.1	Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002
/s/ STEPHEN L. WILSON

Stephen L. Wilson Vice President and Chief Financial Officer

302 CERTIFICATIONS

I, Andrew G. Raguskus, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sonic Innovations, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ Andrew G. Raguskus

Andrew G. Raguskus
President and CEO

302 CERTIFICATIONS

I, Stephen L. Wilson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sonic Innovations, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ Stephen L. Wilson

Stephen L. Wilson
Vice President and CFO