Form 10-K
period 2002-12-31
SONIC INNOVATIONS INC
filed 2003-03-28
CIK 1105982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Common Stock ($.001 Par Value)

Preferred Stock Purchase Rights

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $78.2 million as of June 28, 2002, when the closing sale price of the stock, as reported on the Nasdaq National Market was $7.07 per share. Shares of the registrant’s common stock held by executive officers, directors and holders of five percent or more of the registrant’s common stock as of June 28, 2002 have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination.

As of March 19, 2003, there were 19,826,155 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2002 are incorporated by reference in Part II of this Form 10-K. Portions of the registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

This Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements refer to our future results, plans, objectives, expectations and intentions, include details regarding the following; strengthened international sales capability; demographic trends accelerating the growth of the hearing impaired population; increasing hearing aid sales over time; growth in the digital segment of the hearing aid market and our benefiting from that growth; hearing aid performance; direct-to-consumer advertising and promotion campaigns; new distribution opportunities; continuance of product improvement and new product development; increasing price pressure and intense marketing campaigns; ability to compete effectively; exemption of future products and enhancements from the FDA’s 501(k) process; reductions in returns, rework and repairs; and significance of large customers. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements. Investors are cautioned not to place undue reliance on such statements, which speak only as of the date made. Factors that could contribute to these differences are discussed in detail in the section titled “Factors That May Affect Future Performance” included in Item 1 of this Form 10-K for the year ended December 31, 2002. Investors should understand that it is not possible to predict or identify all such factors that could cause actual results to differ from expectations, and we are under no obligation to update these factors.

ITEM 1. BUSINESS

Our Company

Sonic Innovations, Inc. designs, develops, manufactures and markets advanced digital hearing aids designed to provide the highest levels of satisfaction for hearing impaired consumers. Capitalizing on our advanced understanding of human hearing, we have developed patented digital signal processing (“DSP”) technologies and embedded them in the smallest single-chip DSP platform ever installed in a hearing aid. In the U.S., Canada, Denmark, the U.K., Switzerland, Austria and the Netherlands, we sell finished hearing aids principally to hearing care professionals. In other parts of the world, we sell finished hearing aids and hearing aid kits principally to distributors, except in Australia, where we sell hearing aids on a retail basis to hearing impaired consumers. We occasionally sell hearing aid components to other hearing aid manufacturers. We first began shipping product in the fourth quarter of 1998.

Our NaturaTM, AltairTM, TributeTM and QuartetTM product lines, which incorporate our DSP platform, are among the smallest products available today and can be purchased in the five common models for hearing aids: behind-the-ear (“BTE”); in-the-ear (“ITE”); in-the-canal (“ITC”); mini-canal (“MC”); and completely-in-the-canal (“CIC”). Our AdessoTM product, which also incorporates our DSP platform, is a programmable, instant-fit, CIC model that is the smallest digital-based hearing aid available today.

We acquired seven hearing aid businesses outside the U.S. in 2002, five of which were existing distributors of our products. We believe this has significantly strengthened our international sales capability. Our 2002 hearing aid sales increased 28% from 2001 levels in a market that we believe was down 1%. In explaining the decline in hearing aid sales from 2001 to 2002, we believe economic conditions have caused some people to defer the purchase of a new hearing aid or to repair or recondition an existing hearing aid rather than purchase a new hearing aid.

Industry Background

The Market

The market for hearing aids is very large and has substantial unmet needs. Industry researchers estimate that approximately 10% of the population of the industrialized world suffers from hearing loss, but only about 2% actually use hearing aids. Said differently, the total population that could benefit from a hearing aid, only about 21% of those people own a hearing aid. This is depicted in the chart below.

Hearing Aid Market by Segment Industrialized World

Type of hearing impairment	Hearing impaired percentage by type	Percentage of hearing aid owners within each type	Percentage of total hearing impaired who are hearing aid owners
Mild/moderate	75%	10%	7.5%
Severe	20	50	10.0
Profound	5	70	3.5

Total	100%		21.0%

As seen in the above chart, the use of hearing aids is particularly low in the mild/moderate segment of the hearing impaired population. Hearing impaired people in this segment, which comprises a very large percentage of the hearing impaired population, often do not purchase hearing aids for a variety of reasons, including their belief that their hearing loss is not significant enough to warrant a hearing aid, their concern regarding the stigma associated with wearing a hearing aid and their perception that existing hearing aids are inadequate, uncomfortable, unreliable, expensive and unattractive.

Despite this low level of market penetration and high degree of dissatisfaction, worldwide retail sales of hearing aids are estimated to be approximately $5 billion and wholesale sales are estimated to be approximately $2 billion. We anticipate that demographic trends, such as the aging of “baby boomers,” will accelerate the growth in the size of the hearing impaired population, which should result in increasing hearing aid sales over time.

The hearing aid market can be categorized into two segments—analog and digital. Digital hearing aids were first introduced in 1996 and currently represent an estimated 46% of U.S. hearing aid sales and 33% of global hearing aid sales. Digital-based hearing aids continue to gain market share at the expense of older technology, analog-based hearing aids. This is particularly true as digital hearing aids become more affordable and closer in price to analog hearing aids. The U.S. digital market grew significantly in 2002 despite a 1% reduction in the overall U.S. hearing aid market. We believe that as companies like ours continue to take advantage of the full potential of the digital platform over the next several years, the percentage of sales from digital hearing aids will continue to increase significantly. As a digital-based hearing aid company, we expect to benefit from this movement.

Hearing Aids

Early generation hearing aids simply amplified previously inaudible sounds to an audible level, which caused sounds that were comfortable or fairly loud to become uncomfortably loud. Hence, the wearer was often forced to adjust the hearing aid volume control in order to avoid distortion and attempt to find an acceptable balance between sounds of differing intensities. This problem severely limited improvements in speech intelligibility, so hearing was, in reality, only partially improved.

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

By 1996, technological advances based on digital signal processing led to the first digital hearing aids. Digital technology allows for more bands to further segregate the frequency range and for more effective sound processing algorithms to be built into smaller integrated circuits that consume less power. Analog technology can provide similar sound processing benefits, but not in the small-size, low-power integrated circuits required for small hearing aids.

An estimated 72% of hearing aids sold in the U.S. are classified as “premium” hearing aids. Premium hearing aids are often called “programmables” because a prescriptive correction adapted to an individual’s particular hearing loss is programmed into each hearing aid. Sophisticated multiband compression circuits enable these hearing aids to deliver differential amplification in the frequency bands where it is most needed. Some of these hearing aids have analog signal processing and digital programming, while some have digital signal processing and digital programming. The U.S. hearing aid market, segmented by digital, programmable analog and non-programmable analog is depicted in the chart below:

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

Approximately 90% of all permanent hearing impairments are characterized as sensorineural losses, and the remaining 10% are characterized as conductive losses. Conductive losses, which are caused by structural imperfections in the ear, can generally be corrected by surgery. Sensorineural losses, which stem from deterioration of or damage to the cochlea, typically cannot be corrected by medical or surgical means. Hearing aids offer the most effective means of overcoming sensorineural losses.

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

Our Technology

Our technology strategy is to combine a number of distinct technologies, supported by 42 patents and patent applications in process to date, to produce premium digital hearing aids. We seek to protect our intellectual property through patents, licenses, trade secrets and non-disclosure agreements. We hold 29 U.S. patents, and we are the exclusive licensee for hearing aid and hearing protection applications under two patents held by Brigham Young University. We have 13 patent applications pending. The core of our technology is our proprietary DSP platform, which is based on a significant advancement in the understanding of human hearing. Using state-of-the-art chip design capabilities, we have embedded our proprietary algorithms into the smallest, single-chip DSP platform available in a hearing aid today. As a result, our products are among the smallest hearing aids available today.

Digital Signal Processing Platform

Our proprietary DSP platform contains a patented set of algorithms that are based on our advanced understanding of human hearing. These algorithms pre-process the incoming sound and present it to the impaired cochlea in a way that helps restore natural loudness perception and preserves the cues necessary for speech understanding. In addition, our DSP platform processes sound at a rate we believe to be faster than other digital hearing aids. Traditionally, these hearing aids have not processed sounds quickly enough to allow a wearer to “localize” sounds, or ascertain which direction a sound is coming from. We believe that our products are the first to solve this problem, thus providing a much more natural hearing experience and restoring lost localization and directionality of sound.

Single Chip Solution

Using state-of-the-art chip design capabilities, we have embedded our proprietary DSP platform into a single chip that is the smallest, most sophisticated DSP chip available in a hearing aid today. We are not aware of any other hearing aid company that has introduced a single-chip DSP solution. This proprietary DSP chip is an advanced, energy-efficient integrated circuit that powers frequency-specific, level-dependent, multi-channel features. The result of this convergence of advanced hearing science and leading edge digital technology is several families of hearing aids that we believe deliver a more natural, lifelike listening and communication experience to the hearing impaired.

Our Products

We have packaged our proprietary technologies into a broad line of digital hearing aids that offer what we believe is superior sound quality, smaller size, enhanced personalization and increased reliability at competitive prices. All of our products incorporate our proprietary DSP platform and are programmable to address the hearing loss of the individual user. We currently sell our hearing aid products both as completed hearing aids and as hearing aid kits, or faceplates, to others who then market finished hearing aids generally under our brand names. In addition, we occasionally sell hearing aid components incorporating our DSP platform to other hearing aid manufacturers who then market their private label products containing our DSP platform, but we do not expect any significant component sales in the future.

Our Natura 2 SE, Altair, Tribute and Quartet product lines incorporate our DSP platform, are among the smallest custom products available today and can be purchased in the five common models for hearing aids: behind-the-ear; in-the-ear; in-the-canal; mini-canal; and completely-in-the-canal.

Our Adesso product is an innovative hearing aid configuration that also contains our DSP platform and delivers a fast, comfortable fit in the smallest digital-based hearing aid available. Adesso builds upon the experience we gained with our Conforma product. Adesso physically consists of two parts: a tiny core about the size of a pencil eraser that contains the product’s electronics, and a soft disposable tip that conforms to the shape of the wearer’s ear canal. This compressible foam tip eliminates the need to custom mold a hard plastic shell to fit the wearer’s ear canal, both increasing comfort for the wearer and enabling a custom fit in a single visit. This product fits in the ear canal of the wearer, making it nearly invisible and significantly reducing the stigma of wearing a hearing aid. As a standardized product, Adesso eliminates the need for costly remakes. The disposable nature of the tip helps eliminate a major cause of manufacturer repairs by allowing the wearer to simply replace the tip at regular intervals to avoid the build-up of earwax in the device.

Our DSP platform provides advanced, customized sound processing through nine independent channels; employs fast-acting, narrow-band compression to allow response to speech cues and other sounds in real time; utilizes proprietary expansion technology to reduce the annoyance of some low-intensity sounds; incorporates alerting programming tones; and includes personalized noise reduction technology. These features are described in more detail below.

Independent Channels

Our products deliver a more natural, life-like sound quality because they incorporate unique design features based on the characteristics of the cochlea. Like the cochlea, our DSP platform processes frequencies within narrow bands. Specifically, our DSP chip contains nine independent compression channels programmable with one decibel (“dB”) accuracy. This allows our products to be personalized for each hearing loss with unprecedented accuracy.

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

Expansion

To address a common complaint with traditional wide dynamic range compression (“WDRC”) hearing aids–the fact that they are noisy in relatively quiet environments–we have adapted a technology called “expansion” from the professional audio field. Traditional WDRC hearing aids apply the highest level of gain (volume) to the softest sounds, including non-speech sounds. As a result, individuals often complain that non-speech soft sounds, such as fan noise, get too loud and become annoying. The expansion technology in our products, however, actually reduces the volume for low-intensity sounds and can be set to meet each individual’s needs. As a result, our products are quiet, without compromising volume for normal-intensity sounds.

Program Tones

We have also incorporated alerting tones to tell users when they have changed from one program (memory) setting to another. In addition, a set of distinct tones alerts users when the battery is low. The volume of these tones is adjustable, so they can be set to the appropriate level for each patient.

Noise Reduction

Perhaps the number one complaint among hearing impaired persons is that they find it difficult to understand speech in the presence of background noise. Most traditional hearing aids not only fail to reduce background noises–they actually amplify them. Our Natura 3, Natura 2 SE and Adesso hearing aids offer our Personalized Noise ReductionTM technology. This patent-pending technology detects and reduces many background noises to provide the hearing impaired consumer with a more comfortable listening and communication experience, and because it is based on each hearing impaired consumer’s particular hearing needs, our Natura 3, Natura 2 SE and Adesso hearing aids provide truly personalized noise reduction technology. Noise reduction reduces unwanted background noises and applies gain (volume) only to speech-like inputs in each of the nine independent channels. This results in an improved “signal-to-noise ratio” because the amplitude (loudness) of the noise is reduced without altering the amplitude of speech.

Studies conducted at two Midwestern U.S. medical centers, as well as our own internal research laboratory, provided the independent corroboration necessary for us to make claims in our marketing campaigns that our Natura 2 SE products improve speech intelligibility in noise, in full compliance with federal regulations governing such claims. We believe we are the only hearing aid manufacturer that has been able to clinically demonstrate this benefit of understanding speech in noise with omni-directional hearing aids. Our DSP platform is the key to implementing our patented algorithms, which pre-process the incoming sound, making it more understandable for a hearing impaired listener. Our proprietary DSP integrated circuit processes sound faster than those in other hearing aids, which results in more timely audio cues that are necessary for a more natural hearing experience. This advance in hearing aid technology represents another step in our ability to improve communication for the hearing impaired.

ExpressfitTM Software

In order to ensure that our new model of human hearing and state-of-the-art technologies are properly programmed to the individual needs of the hearing aid wearer, we have developed a proprietary programming system, Expressfit, which enables our hearing aids to be easily configured by the hearing care professional to the unique needs of each wearer. The advanced technology of our sophisticated DSP chip is programmed by our software to ensure that sounds within each half octave frequency range are amplified appropriately in the right contrast to sounds in every other channel. Expressfit, which runs on standard PC programs, is an integral part of ensuring that our technologically advanced hearing aids meet the needs of each individual hearing aid wearer.

Manufacturing

Our principal manufacturing facility is in Eagan, Minnesota (near Minneapolis) and we also have manufacturing facilities in Herlev, Denmark (near Copenhagen); Copthorne, U.K. (near London) and Parkside, South Australia, (near Adelaide). Our principal manufacturing facility was established in Eagan because the presence of many major medical device companies, including hearing aid manufacturers, has created a skilled labor pool that we have been able to access. Our manufacturing operations consist of the following activities:

•	overseeing the production of the DSP platform used in our products;

•	assembling and testing the electronic subsystems and non-custom hearing aid products;

•	Fabricating custom hearing aid shells;

•	integrating the electronic components into the hearing aid shell; and

•	testing and calibrating the finished hearing aid.

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

Product Returns, Repairs and Remakes

The hearing aid industry experiences high levels of product returns due to factors such as statutorily required liberal return policies and product performance inconsistent with consumers’ expectations. This has been particularly true for companies like ours that sell premium-performance, premium-priced devices. Sales returns were $16.3 million in 2002, $15.7 million in 2001 and $12.9 million in 2000. Our warranty (remake and repair) costs were $3.1 million in 2002, $2.7 million in 2001 and $1.9 million in 2000. Although we have taken measures to reduce the levels of returns, remakes and repairs on our products, we may not be able to attain lower levels and these levels may increase, which could reduce our net sales and operating results.

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

In the U.S., there are more than 13,000 hearing care professionals who sell hearing aids. We position our products as premium-priced, premium-performance hearing aids and therefore, our direct sales force targets select hearing care professionals who are capable of and interested in dispensing premium digital hearing aids. We have sold our products to over 3,300 hearing care professional accounts in the U.S.

In addition to our direct sales force, we have an inside sales force and in-house trainers. We also make extensive use of contract trainers, who both influence and train hearing care professionals in order to differentiate our products and to ensure proficiency with hearing aid programming and fitting. We also advertise our products to hearing care professionals through promotional materials, trade publications and conventions. Our sales force is responsible for implementing loyalty programs and cooperative advertising programs with specific customers to generate demand for our products.

Outside the U.S., we sell our products directly to hearing aid retailers in Canada, the U.K., Denmark, Switzerland, Austria and the Netherlands. Elsewhere in the world, we sell through a network of established distributors, who in turn sell to hearing care professionals. Distribution agreements generally cover multi-year periods and are terminable for non-performance. Our Australian subsidiary, Sonic Innovations Pty Ltd., sells direct to the hearing impaired consumer through more than 30 retail clinics and also sells on a wholesale basis to other hearing aid retailers.

To further our marketing efforts, we sometimes use advertising, public relations and market research agencies. These organizations work in tandem with our internal marketing team to communicate our brands’ advantages to customers. We may, in the future, implement direct-to-consumer advertising and promotion campaigns that reflect our belief that both consumers and hearing care professionals are important to the success of our products.

We believe that the evolution of the current distribution channel, combined with the characteristics of our hearing aids, particularly the ease of fitting and opportunity for reduced hearing aid returns, remakes and repairs, will create new distribution opportunities. We are exploring alternative and emerging distribution channels, and we are currently selling to large hearing-care chains and other chain-based retailers.

Customers

Our net sales in 2002 of $68.0 million were comprised of hearing aid sales of $67.1 million and component sales of $0.9 million. Hearing aid sales by geography were as follows: North America—$39.7 million; Europe—$14.2 million; and rest-of-world – $13.2 million. Our customers are not generally contractually obligated to purchase any fixed quantities of products and they may stop placing orders with us at any time. If any of our larger customers were to stop or delay purchases, our net sales and operating results would be adversely affected, particularly on a quarterly basis. We may be unable to retain our current customers, and we may be unable to recruit replacement or additional customers. We are selling an increasing number of hearing aids to several audiology clinic consolidators who have a large number of owned or franchised hearing aid clinics. As sales to larger customers increase, we are subject to the risk of losing these customers, incurring significant reductions in sales to these customers or granting price concessions to these customers. In addition, we may become subject to the risk of collecting accounts and notes receivable balances from these customers. We had one hearing aid customer who accounted for 7% and 10% of net sales in 2002 and 2001, respectively. This customer accounted for 7% of our gross accounts receivable balance at December 31, 2002.

Research and Development

We continue to work on both product improvements and new product development, and we expect to continue both activities in the future. We intend to use product improvements and new product development to enhance our competitive position in the market. As of December 31, 2002, there were over 40 employees actively involved in research, development, clinical and regulatory activities. Their skills include audiology research, clinical testing, project management, integrated circuit design and engineering, software engineering, mechanical engineering and materials science. Research and development expense was $8.3 million in 2002, $9.1 million in 2001 and $7.9 million in 2000.

Competition

We encounter aggressive competition from a number of hearing aid competitors worldwide. We compete principally with larger companies—Siemens GmbH, Starkey Laboratories, Inc., Widex A/S, William Demant Holding A/S (through its Oticon division), Phonak S.A. and Great Nordic A/S (through its GN ReSound division)—all of which have greater financial, sales and marketing, manufacturing and development resources than we currently possess. Our competitors may develop products that are more effective in treating hearing loss than our own products, thus rendering our technologies and products obsolete or uncompetitive. We may not be able to compete effectively with these competitors. The number of companies who have a manufacturing and marketing presence in the hearing aid industry is approximately one-half of what it was in 1990. Consolidation in the hearing aid industry has occurred in the last several years, as evidenced by the acquisitions of Beltone, Dahlberg/Miracle Ear, ReSound, Philips, Unitron and Sonus, and further consolidation could produce stronger competitors. If we fail to compete effectively, our net sales and operating results will suffer. For instance, we may have to reduce the prices of our products or offer additional customer incentives to stay competitive.

The digital segment of the hearing aid industry is characterized by increasing competition and rapid new product introductions. Our lower priced Quartet and Tribute product families, both of which were introduced in 2002, are becoming increasingly important to our sales effort as relatively weak economies are causing consumers to seek out lower priced hearing aids. The proliferation of digital hearing aids is likely to lead to increasing price pressure and intense marketing campaigns as each company tries to differentiate its product from the others. We compete primarily on the basis of sound quality; technology; size, particularly in completely-in-the-canal models; quality; comfort; reliability; price; ease of fitting the hearing aid; marketing, sales and distribution capabilities; and customer service, support and training. We believe we can compete effectively on each of these factors.

Patents, Licenses and Trade Secrets

We currently hold 29 U.S. patents and are the exclusive licensee for hearing aid and hearing protection applications under two patents held by Brigham Young University (“BYU”). We also have 13 patent applications pending.

Under our 1995 license agreement with BYU, as amended in 1996 and 2000, we have an exclusive worldwide license to utilize patents and patents pending involving hearing aid signal processing, audio signal processing and hearing compression, including the fundamental sound processing algorithm incorporated into our DSP platform. Under this agreement, which expires in 2013 on the expiration of the last claim of the patents, we are responsible for the payment of all fees and costs associated with filing and maintaining patent rights. As consideration for the license, we issued 105,567 shares of our common stock and paid $580,000 to BYU.

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

Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and licensing arrangements to establish and protect our proprietary technology. If we fail to successfully enforce our intellectual property rights, our competitive position will suffer. We also rely on trade secret information, technical know-how and innovation to expand our proprietary position. We require certain of our employees and consultants to execute non-disclosure and assignment of inventions agreements upon commencement of their employment or engagement.

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

Government Regulation

Our products are considered to be medical devices and are subject to regulation in the U.S. by the Food and Drug Administration (“FDA”), which may hamper the timing of our product introductions or subject us to costly penalties in the event we fail to comply. Generally, medical devices must either receive premarket clearance from the FDA through the 510(k) process or be an exempt product. We believe our products are exempt from the 510(k) process. We must comply with facility registration and product listing requirements of the FDA and adhere to its Quality System Regulations (“QSR”). The FDA enforces the QSR through periodic inspections, which we have yet to undergo. If we or any third-party manufacturers of our products do not conform to the QSR, we will be required to find alternative manufacturers that do conform, which could be a long and costly process. Noncompliance with applicable FDA requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production or criminal prosecution.

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

Employees

As of December 31, 2002, we had 288 employees in the U.S., including 27 in administration, 72 in sales and marketing, 46 in research, development, clinical and regulatory and 143 in operations. Outside the U.S., we had 243 employees, including 121 in Australia, 88 in Europe and 34 in Canada. The majority of employees outside the U.S. are in operations and sales and marketing. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider relations with our employees to be good.

Executive Officers of the Registrant

The following table sets forth our officers and their ages as of December 31, 2002:

Name	Age	Position
Kevin J. Ryan	62	Chairman of the Board
Andrew G. Raguskus	57	President and Chief Executive Officer
Stephen L. Wilson	49	Senior Vice President and Chief Financial Officer
Michael A. James	54	Senior Vice President Commercial Operations
Jorgen Heide	64	Senior Vice President Business Development
Gregory N. Koskowich	42	Vice President Research and Development
Victor H. Bray, Jr.	48	Vice President Auditory Research
Jerry L. DaBell	56	Vice President Product Development
Weston O. Ison	62	Vice President Operations and Quality
Michael D. Monahan	56	Vice President U.S. Sales
Michael M. Halloran	42	Vice President and Corporate Controller

Kevin J. Ryan became our Chairman, an officer position, effective January 1, 2002. Mr. Ryan was Chairman, President and Chief Executive Officer of Wesley Jessen Vision Care, Inc., a manufacturer of contact lenses, from 1995 until its acquisition by Novartis in 2001. Prior to that, Mr. Ryan was President of Biosource Technologies Inc., a bio-pharmaceutical company, from 1991 to 1995. He serves on the board of Large Scale Biology Corporation, a bio-technology company. Mr. Ryan earned a bachelor’s degree in business and marketing from Notre Dame University.

Andrew G. Raguskus joined Sonic Innovations in September 1996 as President, Chief Executive Officer and director. Mr. Raguskus was Chief Operating Officer of Sonic Solutions, Inc., a maker of digital audio workstations, during 1996. He was Senior Vice President Operations of ReSound Corporation, a hearing aid company, from 1991 to 1995. Prior to joining ReSound, Mr. Raguskus held positions with various technology companies, including Sun Microsystems, Inc. and General Electric’s Medical Systems Division. He serves on the board of the Hearing Industries Association. Mr. Raguskus earned a bachelor’s degree in electrical engineering from Rensselaer Polytechnic Institute.

Stephen L. Wilson joined Sonic Innovations in October 1999 as Vice President and Chief Financial Officer and became Senior Vice President and Chief Financial Officer in February 2003. From 1997 to 1999, Mr. Wilson was Executive Vice President and Chief Financial Officer of Computer Motion, Inc., a medical robotics company. From 1990 to 1997, he was Vice President Finance and Chief Financial Officer of St. Jude Medical, Inc., a cardiovascular medical device company. He earned a bachelor’s degree in accounting from University of Connecticut and is a Certified Public Accountant.

Michael A. James joined Sonic Innovations in October 2002 as Vice President Worldwide Field Operations and became Senior Vice President Commercial Operations in February 2003. From September 2000 through September 2002, Mr. James was Vice President Commercial Operations of the Life Sciences division of Motorola, Inc. From 1996 to 2000, he was employed by Medtronic, Inc., most recently as Vice President Marketing of the Perfusion Systems business. Mr. James’ previous experience included positions at Abbott Laboratories, Inc., Dart & Kraft, Inc. and Baxter Healthcare Corporation. He earned a bachelor’s degree in english from Wichita State University and an M.B.A. from University of Chicago.

Jorgen Heide joined Sonic Innovations in March 1997 as Vice President Operations, became Vice President International in February 1998 and Senior Vice President Business Development in February 2003. From 1992 to 1997, Mr. Heide held three separate Vice President positions at ReSound Corporation, a hearing aid company. He earned a master’s degree in electronic engineering from Frederiksberg Tekniske Skole in Copenhagen, Denmark.

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

Victor H. Bray, Jr., Ph.D., joined Sonic Innovations in August 1997 as Vice President Auditory Research. From 1993 to 1997, he was Director of Clinical Research, Clinical Research Manager and Senior Clinical Research Audiologist at ReSound Corporation, a hearing aid company. From 1986 to 1993, Dr. Bray was Director of Audiology and Clinical Audiologist at the Austin Ear Clinic. He earned a bachelor’s degree in biochemistry from the University of Georgia, a master’s degree in audiology from Auburn University and a Ph.D. in speech and hearing science from University of Texas at Austin.

Jerry L. DaBell joined Sonic Innovations in July 2000 as Vice President Business Development and became Vice President Product Development in January 2002. He was Senior Vice President Business Development of IMP, Inc., a semi-conductor manufacturer, where he was employed from 1988 to 2000. He earned a bachelor’s degree and a master’s degree in electrical engineering from Brigham Young University.

Weston O. Ison joined Sonic Innovations in October 1999 as Vice President Quality and Regulatory and became Vice President Operations and Quality in June 2001. From 1992 to 1999, he served as Vice President of Quality, Customer Service and Operations Planning at American National Can, a packaging company. Mr. Ison’s previous experience included positions at Case Corporation, Picker Medical and General Electric. He earned a bachelor’s degree in electrical engineering from University of Utah.

Michael D. Monahan joined Sonic Innovations in March 1998 as Vice President U.S. Sales. From 1997 to 1998, he was Director of Sales of Enact, Inc., a tele-health information company. Prior to that, he was National Sales Manager of HDC Corporation, a medical company, from 1996 to 1997; and Sales Manager of Menlo Care, Inc., a medical device company, from 1992 to 1996. He earned a bachelor’s degree in business administration from California State College.

Michael M. Halloran joined Sonic Innovations in April 1999 as Corporate Controller and became Vice President and Corporate Controller in January 2003. From 1994 to 1999, Mr. Halloran was employed by C.R. Bard, Inc., a medical products company, in various financial capacities. He earned a bachelor’s degree in accounting from State University of New York at Oswego and is a Certified Public Accountant.

Officers are elected by the board of directors and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors or officers.

Availability of SEC Reports

We maintain an internet website at www.sonici.com. We make available, free of charge through out website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonability practicable after such reports are electronically filed with, or furnished to, the SEC. These reports may be accessed through our website’s investor relations page. The information contained on our website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report.

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

WE HAVE A HISTORY OF LOSSES AND NEGATIVE OPERATING CASH FLOWS

We have an accumulated deficit of $51.6 million at December 31, 2002. Although we reported a small net income for the first time in 2002, cash and marketable securities declined from $45.8 million at December 31, 2001 to $35.6 million at December 31, 2002. We may incur net losses and negative operating cash flows in the future. We expect to increase our operating expenses and therefore, whether or not we maintain profitability will depend in significant part on the rate of growth of our net sales and maintaining our gross margin. Consequently, it is possible that we will not maintain profitability, or increase profitability on a quarterly or annual basis in the future.

WE FACE AGGRESSIVE COMPETITION IN OUR BUSINESS, AND IF WE DO NOT COMPETE EFFECTIVELY OUR NET SALES AND OPERATING RESULTS WILL SUFFER

We encounter aggressive competition from a number of competitors worldwide, six of which have far greater sales and more extensive financial and business resources than we have. Some of our competitors have invested in or advanced money, offered forgivable loans and provided other monetary incentives to retail hearing aid operations. Although we have implemented similar programs on a limited basis, we may not choose to, or be able to, match these incentives, which could put us at a competitive disadvantage. Most of our competitors have introduced less expensive digital hearing aids, which could have the effect of limiting our market penetration, and has caused us to introduce less expensive products, which will likely depress the overall average selling price of our products.

In addition, competitors may purchase or establish their own network of owned or franchised retail hearing aid operations, which could cause us to lose existing customers. If we fail to compete effectively, our net sales and operating results will suffer.

OUR FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE

Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Factors that may cause fluctuations in our operating results include the following: demand for and market acceptance of our products; cancellation of or a reduction in orders from large customers; manufacturing problems; high levels of returns, remakes and repairs; changes in our product or customer mix; competitive pressures resulting in lower selling prices or significant promotional costs; unanticipated delays or problems in the introduction of new products; inability to forecast revenue accurately; nonpayment of accounts and notes receivable; write-offs of intangible assets created as a result of acquisitions; and the announcement or introduction of new products or services by our competitors.

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

Acquisitions of other businesses may result in the utilization of cash and marketable securities, dilutive issuances of equity securities and the incurrence of debt. In addition, acquisitions may (i) result in the creation of certain definite-lived intangible assets that increase amortization expense, or (ii) result in the creation of goodwill and other indefinite-lived intangible assets that subsequently may result in large write-offs should these assets become impaired.

THE LOSS OF ANY LARGE CUSTOMER OR A REDUCTION IN ORDERS FROM ANY LARGE CUSTOMER COULD SIGNIFICANTLY REDUCE OUR NET SALES AND HARM OUR OPERATING RESULTS

We anticipate that our operating results in any given period will continue to depend somewhat upon revenues from a small number of larger customers. Our customers are not generally contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time. We may be unable to retain our current customers, and may be unable to recruit replacement or additional customers. We are selling an increasing number of hearing aids to several audiology clinic consolidators that have a large number of owned or franchised retail hearing aid clinics. We are subject to the risk of losing our larger customers, incurring significant reductions in sales to these customers or reducing future prices in order to maintain our business. In addition, we are subject to the risk of being unable to collect accounts and notes receivable balances from these customers. We had one hearing aid customer who accounted for 7% of net sales in 2002 and 10% of net sales in 2001. This customer accounted for 7% of our gross accounts receivable balance at December 31, 2002.

WE ARE A DEFENDANT IN A CLASS ACTION LAWSUIT IN WHICH THE PLAINTIFF IS CLAIMING THAT WE AND CERTAIN OF OUR OFFICERS VIOLATED FEDERAL SECURITIES LAWS

We are currently a defendant in a lawsuit filed in October 2000 claiming that we and certain of our officers and directors violated federal securities laws by providing materially false and misleading information, or concealing information, about our relationship with Starkey Laboratories, Inc. This lawsuit, which is pending in the U.S. District Court for the District of Utah, is being brought as a class action on behalf of all purchasers of our common stock from May 2, 2000 to October 24, 2000 and seeks damages in an unspecified amount. We deny the allegations in this action and will defend ourselves vigorously; however, litigation is inherently uncertain and there can be no assurance that we will not be materially affected. Our motion to dismiss plaintiffs’ Second Amended Complaint was denied. There has been no discovery to date, no class has been certified and no trial date has been scheduled.

WE RELY ON SEVERAL SOLE SOURCE OR LIMITED SOURCE SUPPLIERS AND CONTRACTORS, AND OUR PRODUCTION WILL BE SERIOUSLY HARMED IF THESE SUPPLIERS AND CONTRACTORS ARE NOT ABLE TO MEET OUR REQUIREMENTS AND ALTERNATIVE SOURCES ARE NOT AVAILABLE

Certain components used in our products are currently available only from a single or limited number of suppliers. For example, our proprietary digital signal processing chips are manufactured by a single supplier. Our relationship with this supplier is critical to our business because only a small number of suppliers would be able or willing to produce our chips in the relatively small quantities and with the exacting specifications we require. This supplier may not be willing or able to satisfy our future advanced technology requirements. Under our agreement with this supplier, we are required to make minimum annual purchases, which may be higher than our requirements. The receivers and microphones used in all our products are available from only two suppliers. We also rely on contractors for certain hearing aid component assembly and advanced integrated circuit design and development and are therefore subject to their performance, over which we have little control. We may be forced to cease producing our products if we experience significant shortages of critical components from these key suppliers or lose the services of our contractors. Finding a substitute part, process, supplier or contractor may be expensive, time-consuming or impossible.

WE HAVE HIGH LEVELS OF PRODUCT RETURNS, REMAKES AND REPAIRS, AND OUR NET SALES AND OPERATING RESULTS WILL BE LOWER IF THESE LEVELS REMAIN HIGH OR INCREASE

We generally offer a 60-day return policy and a minimum of a one-year warranty on our hearing aids and a no return policy on our component sales. Sales returns were $16.3 million in 2002 and $15.7 million in 2001. Warranty costs for remakes and repairs were $3.1 million in 2002 and $2.7 million in 2001. We may not be able to attain lower levels of returns, remakes and repairs and, in fact, these levels may increase, which could reduce our net sales and operating results.

IF WE FAIL TO DEVELOP NEW AND INNOVATIVE PRODUCTS, OUR COMPETITIVE POSITION WILL SUFFER, AND IF OUR NEW PRODUCTS DO NOT GAIN MARKET SHARE AS RAPIDLY AS WE ANTICIPATE, OUR OPERATING RESULTS WILL SUFFER

In order to be successful, we must develop new products and be a leader in the commercialization of new technology innovations in the hearing aid market. Technological innovation is expensive and unpredictable and may require hiring (i) expert personnel who are difficult to find and attract, or (ii) external vendors to perform complex tasks. Without the timely introduction of new products, our existing products are likely to become technologically obsolete over time, which would harm our business. We may not have the technical capabilities necessary to develop further technologically innovative products. In addition, any enhancements to, or new generations of, our products, even if successfully developed, may not generate revenue in excess of the costs of development. Our products may be rendered obsolete by changing consumer preferences or the introduction of products embodying new technologies or features by us or our competitors. If our products do not gain market share as rapidly as we anticipate, our net sales and operating results will suffer.

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

We are currently exploring or testing additional distribution channels, such as selling our hearing aids through alternative or emerging retail channels. Our current initiatives or any future initiatives could alienate our traditional hearing care professional customers. It is possible that our hearing care professional customers will react by reducing or discontinuing their purchases from us. In such a scenario, the resulting loss of revenue may not be offset by revenue from new distribution channels, and we may choose not to continue using any of these new channels. Should hearing care professionals react unfavorably to such a strategy, they would likely purchase fewer of our products, which would reduce our net sales and operating results.

WE ARE DEPENDENT ON INTERNATIONAL OPERATIONS, WHICH EXPOSES US TO A VARIETY OF RISKS THAT COULD RESULT IN LOWER INTERNATIONAL SALES AND OPERATING RESULTS

We anticipate that international sales will continue to account for a material portion of our net sales. Our reliance on international operations exposes us to related risks and uncertainties which, if realized, could cause our international sales and operating results to decrease. For example, in order to market our products in the European Union (“EU”), we are required to have the EU’s CE Mark certification. Any failure to maintain our CE Mark certification would significantly reduce our net sales and operating results. In addition, we face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S. and from the intercompany account balances between our U.S. parent company and our non-U.S. subsidiary companies. Fluctuations in the exchange rates between the U.S. dollar and other currencies could affect the sales price of our products in international markets where the prices of our products are denominated in U.S. dollars or lead to currency exchange losses where the prices of our products are denominated in local currencies.

WE MAY NOT BE ABLE TO MAINTAIN OR EXPAND OUR BUSINESS IF WE ARE UNABLE TO HIRE AND RETAIN SUFFICIENT TECHNICAL AND SALES PERSONNEL

Competition for qualified personnel in technology industries can be intense. If we are unable to hire and retain sufficient technical and sales personnel our business and operating results may suffer.

IF OUR STOCK PRICE DOES NOT INCREASE, WE MAY HAVE DIFFICULTY RETAINING KEY EMPLOYEES

Stock options are an important component of the compensation of our key personnel. If our stock price does not increase in the future, we may face difficulty retaining key employees and may need to exchange existing options for new options or issue new options to motivate and retain our key employees, which would be dilutive to the equity of our shareholders.

COMPLICATIONS MAY RESULT FROM HEARING AID USE, AND WE MAY INCUR SIGNIFICANT EXPENSE IF WE ARE SUED FOR PRODUCT LIABILITY

We may be held liable if any product we develop causes injury or is found otherwise unsuitable. Although we have not experienced any significant product liability issues to date, product liability is an inherent risk in the production and sale of hearing aid products. If we are sued for an injury caused by our products, the resulting liability could result in significant expense beyond our products liability insurance limits, which would harm our operating results.

IF WE FAIL TO COMPLY WITH FOOD AND DRUG ADMINISTRATION REGULATIONS, WE MAY SUFFER FINES, INJUNCTIONS OR OTHER PENALTIES

Our products are considered to be medical devices and are, accordingly, subject to regulation in the U.S. by the Food and Drug Administration (“FDA”). We must comply with facility registration and product listing requirements of the FDA and adhere to its Quality System Regulations. Noncompliance with applicable FDA requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production or criminal prosecution.

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

THERE MAY BE SALES OF A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK BY VENTURE CAPITAL SHAREHOLDERS OR OUR DIRECTORS AND OFFICERS, AND THESE SALES COULD CAUSE OUR STOCK PRICE TO FALL

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

INSIDERS HAVE SIGNIFICANT CONTROL OVER US, WHICH COULD DELAY OR PREVENT A CHANGE IN CONTROL AND MAY NEGATIVELY AFFECT YOUR INVESTMENT

Our officers, directors and their affiliated entities together control over 19% of our outstanding common stock. As a result, these shareholders, if they acted together, would be able to exert a significant degree of influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control, which could cause our stock price to decline.

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

ITEM 2. PROPERTIES

We lease manufacturing and office space in support of our business. Total leased space as of December 31, 2002 was 149,920 square feet as follows:

Location	Square Footage	Lease Expiration
Salt Lake City, Utah	55,000	August 2004
Eagan, Minnesota	24,000	December 2006
Copenhagen, Denmark	18,363	August 2005
London, U.K.	4,030	April 2009
Adelaide, Australia	5,667	December 2004
Australia retail locations	26,935	Various
Birr-Lupfig, Switzerland	2,583	September 2007
Leibnitz, Austria	1,442	Month-to-month
Montreal, Canada	7,900	May 2005
Ontario, Canada	4,000	April 2003

Total	149,920

We have sufficient manufacturing capacity to satisfy current and forecasted demand for 2003. A significant increase in demand would likely require us to increase manufacturing capacity.

ITEM 3. LEGAL PROCEEDINGS

We are currently a defendant in a lawsuit filed in October 2000 claiming that we and certain of our officers and directors violated federal securities laws by providing materially false and misleading information, or concealing information, about our relationship with Starkey Laboratories, Inc. This lawsuit, which is pending in the U.S. District Court for the District of Utah, is being brought as a class action on behalf of all purchasers of our common stock from May 2, 2000 to October 24, 2000 and seeks damages in an unspecified amount. The complaint alleges that as a result of false statements or omissions, we were able to complete our IPO, artificially inflate our financial projections and results and have our stock trade at inflated levels. We strongly deny the allegations in this action and will defend ourselves vigorously; however, litigation is inherently uncertain and there can be no assurance that we will not be materially affected. Our motion to dismiss plaintiff’s Second Amended Complaint was denied. There has been no discovery to date, no class has been certified and no trial date has been scheduled.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information set forth under the captions “Stock Exchange Listing,” “Price Range of Sonic Innovations, Inc. Common Stock,” and “Dividends” on the inside back cover of our 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except per share and other data)

	2002	2001	2000	1999	1998
Statements of Operations:
Net sales	$68,018	$57,267	$51,660	$28,694	$2,143
Gross profit	$35,421	$26,018	$25,473	$11,632	$87
Percent of sales	52.1%	45.4%	49.3%	40.5%	4.0%
Operating expenses	$36,799	$33,746	$29,224	$25,383	$14,276
Percent of sales	54.1%	58.9%	56.6%	88.5%	666.2%
Operating loss	$(1,378)	$(7,728)	$(3,751)	$(13,751)	$(14,189)
Net income (loss)	$32	$(5,635)	$(4,204)	$(17,337)	$(15,439)
Earnings (loss) per share	$0.00	$(0.28)	$(0.31)	$(12.72)	$(15.61)
Weighted average common shares outstanding	19,595	19,822	13,479	1,363	989
Balance Sheets:
Cash and marketable securities	$35,561	$45,806	$52,210	$5,939	$11,930
Total assets	$74,746	$70,856	$76,248	$18,462	$16,872
Total liabilities	$14,901	$13,692	$11,977	$21,134	$7,064
Shareholders’ equity (deficit)	$59,845	$57,164	$64,271	$(38,801)	$(23,853)
Other:
Countries with operations	8	3	2	1	1
Number of employees	531	430	342	211	107

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 13 through 19 of our 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk” on pages 18 and 19 of our 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Sonic Innovations, Inc. and independent auditors’ reports set forth on pages 20 through 34 of our 2002 Annual Report to Shareholders are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Independent Auditors’ Reports

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 1, 2002, our Board of Directors, upon recommendation of the Audit Committee, unanimously approved the dismissal of Arthur Andersen LLP as our independent auditing firm and appointed KPMG LLP to serve as our new independent auditing firm for the year ending December 31, 2002.

Arthur Andersen’s reports on our consolidated financial statements for each of the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2001 and 2000 and the period from January 1, 2002 through July 1, 2002, there was no disagreement between us and Arthur Andersen on any matter of accounting principles or practices, financial statements disclosure or auditing scope or procedure, which disagreement, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter of such disagreement in its reports on our consolidated financial statements for such years; and there occurred no reportable event as defined in Item 304(a)(1)(v) of Regulation S-K.

During the years ended December 31, 2001 and 2000 and through July 1, 2002, we did not consult with KPMG regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

In accordance with Item 304 of Regulation S-K, we submitted this disclosure to Arthur Andersen and KPMG and presented this with the opportunity to include a statement in this Form 10-K if they believe the above statements are incorrect or incomplete.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our directors as set forth under the captions “Election of Directors” on page 3 and “Directors” on pages 3 and 4 of our definitive Proxy Statement for the May 1, 2003 Annual Meeting of Shareholders is incorporated herein by reference. Information concerning our executive officers is set forth in Part I, Item 1 hereto. The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the May 1, 2003 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation and Other Information” on pages 12 and 13 and “Director Compensation” on page 5 of our definitive Proxy Statement for the May 1, 2003 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption “Share Ownership by Certain Beneficial Owners and Named Executive Officers” on pages 6 and 7 of our definitive Proxy Statement for the May 1, 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information concerning our equity compensation plans as of December 31, 2002:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,527,134	$4.72	479,528
Equity compensation plans not approved by security holders	—	—	—

Total	4,527,134	$4.72	479,528

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The information set forth under the caption “Directors and Nominees” on page 3 of our definitive Proxy Statement for the May 1, 2003 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by us in this Form 10-K and in other reports required to be filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Our management, under the direction of Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of these disclosure controls and procedures within 90 days prior to the date of this report. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in providing them with material information relating to the Company as required to be disclosed in our periodic filings under the Securities Exchange Act of 1934.

There were no significant changes in our internal controls, or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

(1) FINANCIAL STATEMENTS

The following consolidated financial statements and independent auditors’ reports as set forth on pages 20 through 34 of our 2002 Annual Report to Shareholders are incorporated herein by reference:

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Independent Auditors’ Reports

(2) FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule is filed as part of this Form 10-K:

SCHEDULE NUMBER	DESCRIPTION	PAGE NUMBER
II	Valuation and Qualifying Accounts	26

The independent auditors’ reports with respect to the Company’s financial statement schedule are on page 27. All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or notes thereto, or is not applicable.

(3) EXHIBITS

Exhibit Number	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation of the registrant.
3.2(1)	Amended and Restated Bylaws of the registrant.
10.1(1)	Form of indemnification agreement entered into by the registrant with each of its directors and executive officers.
10.2(1)#	1993 Stock Plan and form of agreements thereunder.
10.3(5)#	2000 Stock Plan and form of agreements thereunder.
10.4(4)#	2000 Employee Stock Purchase Plan.
10.5(1)	Registration Rights Agreement dated October 23, 1998 between the registrant and certain shareholders, as amended.
10.6(3)	Preferred Stock Rights Agreement dated as of March 27, 2001 between the registrant and American Stock Transfer & Trust Company.
10.7(1)	License and Manufacturing Agreement dated February 20, 1997 between the registrant and Atmel Corporation.
10.8(6)*	Amendment dated January 7, 2002 to License and Manufacturing Agreement between the registrant and Atmel Corporation.
10.9(6)#	Employment Agreement dated January 1, 2002 between the registrant and Kevin J. Ryan.
10.10(1)	Amended and Restated License Agreement dated March 21, 2000 between the registrant and Brigham Young University.
10.11(1)	Amended and Restated Exclusive License Agreement dated March 21, 2000 between the registrant and Brigham Young University.
10.13(1)	Lease Agreement dated April 28, 1999 between the registrant and 2795 E. Cottonwood Parkway, L.C.
10.14(1)#	Letter Agreement dated February 8, 1998 between the registrant and Michael D. Monahan.
10.15(1)#	Letter Agreement dated May 4, 1997 between the registrant and Gregory N. Koskowich.
10.16(1)#	Letter Agreement dated September 24, 1999 between the registrant and Stephen L. Wilson.
10.18(2)	Subscription Agreement between K/S HIMPP and the registrant dated September 13, 2000.
10.19(2)	Patent License Agreement between K/S HIMPP and the registrant dated September 13, 2000.
13.1	Portions of the Annual Report to Shareholders for the year ended December 31, 2002.
21.1	Subsidiaries of the registrant.
23.1	Consent of Independent Auditors.
23.2	Information regarding consent of Arthur Andersen LLP.
99.1	Certifications of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (file no. 333-30566), as amended.
(2)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(3)	Incorporated by reference from the registrant’s Registration Statement on Form 8-A filed on April 16, 2001.
(4)	Incorporated by reference from the registrant’s Registration Statement on From S-8 filed on August 16, 2002.
(5)	Incorporated by reference from the registrant’s Registration Statement on From S-8 filed on August 30, 2002.
(6)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002
#	Designates a management contract or compensatory plan or arrangement required to be filed as an exhibit.
*	Confidential treatment has been requested for portions of this exhibit.

(b) REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter ended December 31, 2002.

(c) EXHIBITS

See Item 15(a)(1).

(d) FINANCIAL STATEMENT SCHEDULE

See Item 15(a)(2).

Sonic Innovations, Inc.

Schedule II – Valuation and Qualifying Accounts

(in thousands)

		Beginning balance	Additions	Deductions	Ending balance
Allowance for sales returns	2002	$2,925	$16,004	$16,300	$2,629
	2001	2,767	15,884	15,726	2,925
	2000	1,974	13,721	12,928	2,767
Allowance for doubtful accounts	2002	1,196	311	577	930
	2001	676	676	156	1,196
	2000	461	344	129	676
Warranty reserves	2002	2,347	4,381	3,115	3,613
	2001	1,229	3,836	2,718	2,347
	2000	364	2,795	1,930	1,229
Inventory reserves	2002	774	908	571	1,111
	2001	1,107	2,080	2,414	774
	2000	329	1,526	745	1,107

Independent Auditors’ Reports on Consolidated Financial Statement Schedule

The Board of Directors and Shareholders

Sonic Innovations, Inc.:

Under date of January 27, 2003, we reported on the consolidated balance sheet of Sonic Innovations, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year then ended included in Sonic Innovations, Inc.’s Annual Report to Shareholders incorporated by reference in this Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as it relates to the year ended December 31, 2002 included in this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audit.

In our opinion, the 2002 information included in the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Salt Lake City, Utah

January 27, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company’s financial statement schedule for 2001 and 2000 referred to in Item 14(a)(2) of our annual report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this schedule because Arthur Andersen LLP has ceased operations.

To Sonic Innovations, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Sonic Innovations, Inc.’s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 24, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule referred to in Item 14(a)(2) is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/    ARTHUR ANDERSEN LLP

Salt Lake City, Utah

January 24, 2001

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIC INNOVATIONS, INC.

Date: March 26, 2003
	By:	/S/ ANDREW G. RAGUSKUS
Andrew G. Raguskus
President and Chief Executive Officer (Principal Executive Officer)

	By:	/S/ STEPHEN L. WILSON
Stephen L. Wilson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the registrant on March 26, 2003.

By:	/S/ LEWIS S. EDELHEIT
Lewis S. Edelheit

By:	/S/ ANTHONY B. EVNIN
Anthony B. Evnin

By:	/S/ ANDREW G. RAGUSKUS
Andrew G. Raguskus

By:	/S/ KEVIN J. RYAN
Kevin J. Ryan

By:	/S/ LAWRENCE C. WARD
Lawrence C. Ward

By:	/S/ SAMUEL L. WESTOVER
Samuel L. Westover

By:	/S/ ALLAN M. WOLFE
Allan M. Wolfe

Certifications of Chief Executive Officer and Chief Financial Officer

I, Andrew G. Raguskus, President and Chief Executive Officer of Sonic Innovations, Inc., certify that:

1.	I have reviewed this Annual Report on Form 10-K of Sonic Innovations, Inc. (the “Registrant”);

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared:

(b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

(c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

(d)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    March 26, 2003

/S/ ANDREW G. RAGUSKUS
President and Chief Executive Officer (Principal Executive Officer)

I, Stephen L. Wilson, Senior Vice President and Chief Financial Officer and Secretary of Sonic Innovations, Inc., certify that:

2.	I have reviewed this Annual Report on Form 10-K of Sonic Innovations, Inc. (the “Registrant”);

3.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

4.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

5.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

(b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

(c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

7.	The Registrant’s other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    March 26, 2003

/s/ STEPHEN L. WILSON
Senior Vice President and Chief Financial Officer and Secretary (Principal Financial Officer)