Form 10-Q
period 2003-03-31
SONIC INNOVATIONS INC
filed 2003-05-14
CIK 1105982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

☒ Yes ☐ No

As of May 8, 2003 there were 19,932,163 shares of the registrant’s common stock outstanding.

SONIC INNOVATIONS, INC.

SIGNATURE	22

CERTIFICATIONS	23

PART I

FINANCIAL INFORMATION

ITEM 1.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SONIC INNOVATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$19,371	$13,690
Marketable securities	10,247	16,255
Accounts receivable	9,076	8,208
Inventories	6,814	6,485
Prepaid expenses and other	1,695	1,809

Total current assets	47,203	46,447
Long-term marketable securities	4,188	5,616
Property and equipment	5,740	5,862
Goodwill and other indefinite-lived intangible assets	14,097	13,311
Definite-lived intangible assets	1,548	1,609
Other assets	2,206	1,901

Total assets	$74,982	$74,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,098	$4,193
Accrued payroll and related expenses	2,257	2,948
Reserve for warranty	3,598	3,601
Other accrued liabilities	4,397	4,057
Capital lease obligation	30	102

Total current liabilities	15,380	14,901
Shareholders’ equity:
Common stock	21	21
Additional paid-in capital	113,461	113,434
Deferred stock-based compensation	(113)	(156)
Accumulated deficit	(52,430)	(51,584)
Accumulated other comprehensive income	2,066	1,533
Treasury stock, at cost	(3,403)	(3,403)

Total shareholders’ equity	59,602	59,845

Total liabilities and shareholders’ equity	$74,982	$74,746

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,

	2003	2002

Net sales	$17,014	$15,104
Cost of sales	7,795	7,441

Gross profit	9,219	7,663
Selling, general and administrative expense	7,968	6,313
Research and development expense	2,487	2,052
Stock-based compensation expense	43	106

Operating loss	(1,279)	(808)
Other income, net	557	389

Loss before income taxes	(722)	(419)
Provision for income taxes	124	—

Net loss	$(846)	$(419)

Basic and diluted loss per common share	$(0.04)	$(0.02)

Weighted average number of common shares outstanding	19,824	19,348

Stock-based compensation expense allocable to each caption:
Cost of sales	$2	$5
Selling, general and administrative expense	35	87
Research and development expense	6	14

Stock-based compensation expense	$43	$106

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(846)	$(419)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	570	525
Stock-based compensation	43	106
Foreign currency gain	(384)	(101)
Changes in assets and liabilities, excluding the affect of acquisitions:
Accounts receivable	(168)	4
Inventories	(69)	404
Prepaid expenses and other	(351)	(107)
Other assets	46	126
Accounts payable and accrued expenses	411	(436)

Net cash provided by (used in) operating activities	(748)	102
Cash flows from investing activities:
Acquisitions, net of cash acquired	(388)	(2,321)
Purchases of property and equipment	(279)	(354)
Investments and advances, net	(380)	—
Proceeds from marketable securities, net	7,436	(3,830)

Net cash provided by (used in) investing activities	6,389	(6,505)
Cash flows from financing activities:
Principal payments on long-term obligations	(72)	(83)
Purchases of common stock for treasury	—	(661)
Proceeds from exercise of stock options	27	117

Net cash used in financing activities	(45)	(627)
Effect of exchange rate changes on cash and cash equivalents	85	26

Net increase (decrease) in cash and cash equivalents	5,681	(7,004)
Cash and cash equivalents, beginning of the period	13,690	13,929

Cash and cash equivalents, end of the period	$19,371	$6,925

Supplemental cash flow information:
Cash paid for interest	$1	$13
Cash paid for income taxes	10	—

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

1.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for the full year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

The accompanying unaudited condensed consolidated financial statements include the accounts of Sonic Innovations, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

2.

ACQUISITIONS

The Company acquired one hearing aid business in the first quarter of 2002, five hearing aid businesses in the second quarter of 2002 and one hearing aid business in the fourth quarter of 2002, all outside the U.S. In addition to initial cash payments totaling $7,511 (net of cash acquired), if certain financial milestones are achieved by some of these businesses over a two-year period, the Company is committed to pay up to an additional $1,876. The Company paid $350 (previously accrued) in the first quarter 2003 and accrued an additional $205 related to the milestones. Milestone payments are added to goodwill. Four of these businesses were existing distributors of the Company’s products. The acquisitions were accounted for as purchases in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations.” The purchase prices of these businesses have been allocated to the net assets acquired based on management’s determinations of relative fair market values of the respective net assets and independent valuations.

3.

MARKETABLE SECURITIES

Management designates the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. As of March 31, 2003 and December 31, 2002, the Company’s investment portfolio consisted of money market funds and short and long-term corporate debt securities, which were classified as held-to-maturity and presented at amortized cost, which approximates market value.

4.

INVENTORIES

Inventories are stated at the lower of cost or market value using the first-in, first-out (“FIFO”) method and consisted of the following:

	March 31, 2003	December 31, 2002

Raw materials	$1,363	$1,480
Components	1,336	1,352
Work in progress	130	165
Finished goods	3,985	3,488

Total	$6,814	$6,485

5.

DEFINITE-LIVED INTANGIBLE ASSETS

Definite-lived intangible assets consisted of the following:

	March 31, 2003	December 31, 2002

Technology licenses	$1,425	$1,425
Other definite-lived assets	610	610

	2,035	2,035
Accumulated amortization	(487)	(426)

Total	$1,548	$1,609

Technology licenses relate to agreements with (i) a partnership of hearing aid companies to which the Company paid $1,800 for a paid-up license to use the partnership’s technology, and (ii) a private company to which the Company paid $75 for the use of certain materials used in hearing aids. The company has received cash dividends through March 31, 2003 of $450 from the partnership. Other definite-lived intangible assets acquired in the Company’s acquisitions, including trade names and distribution agreements, were identified by independent valuations as having separate values.

6.

OTHER ASSETS

Other assets consisted of the following:

	March 31, 2003	December 31, 2002

Investments and advances	$1,996	$1,707
Other	210	194

Total	$2,206	$1,901

Investments and advances consisted of one investment and one advance to two separate business partners and several advances to customers. The advances are secured by the assets of the business, life insurance policies and/or personal guarantees and bear interest at rates ranging from 5% to 8% with terms from one to five years. Investments and advances are stated at cost, net of a valuation allowance of $110 at March 31, 2003 and December 31, 2002.

7.

INCOME TAXES

In the first quarter 2003, certain of the Company’s non-U.S. operations were profitable, resulting in a current provision for income taxes of $124. The Company’s provision for income taxes is based on the annualized effective tax rate for each tax jurisdiction. If future changes in market conditions cause actual results to be more or less favorable, adjustments to the effective income tax rate on a quarterly basis would be required. The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of its non-U.S. subsidiaries since these earnings are intended to be reinvested indefinitely.

In the first quarter 2002, no income tax provision or benefit was recorded because operating losses were incurred in most tax jurisdictions and income tax loss carryforwards offset tax provisions in other tax jurisdictions.

8.

COMPREHENSIVE LOSS

Comprehensive loss for the three months ended March 31, 2003 and 2002 consisted of the following:

	2003	2002

Net loss	$(846)	$(419)
Foreign currency gain	533	13

Comprehensive loss	$(313)	$(406)

Foreign currency gains reflect changes in the exchange rates of foreign currencies relative to the U.S. dollar on the translation of the Company’s net investment in its foreign subsidiaries.

9.

STOCK-BASED COMPENSATION

The Company accounts for stock options issued to employees, officers and directors under Accounting Principles Board (“APB”) Opinion No. 25 and those issued to consultants or nonemployees under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation cost is recognized if an option’s exercise price is below the fair market value of the Company’s common stock at the grant date. Under SFAS No. 123, compensation cost is recognized for the fair market value of each option as estimated on the date of grant using the Black-Scholes option-pricing model.

SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require new prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to adopt the “disclosure only” provisions of SFAS No. 148.

If compensation expense for all stock options had been determined in accordance with SFAS No. 123, the Company’s net loss and basic and diluted net loss per share for would have been as follows:

	Three months ended March 31,

	2003	2002

Net loss:
As reported	$(846)	$(419)
Add back stock-based employee compensation expense recorded	43	106
Deduct stock-based employee compensation expense in accordance with SFAS No. 123	(730)	(963)

Pro forma	$(1,533)	$(1,276)

Basic and diluted net loss per share:
As reported	$(0.04)	$(0.02)

Pro forma	$(0.08)	$(0.07)

10.

LOSS PER COMMON SHARE

Basic and diluted net loss per common share was computed by dividing net loss by the weighted average number of common shares outstanding. Common stock equivalents, consisting of 4,724 stock options, were not considered since their effect would be anti-dilutive, thereby decreasing the loss per common share.

11.

SEGMENT INFORMATION

The table below presents selected information for the Company’s geographic segments. Rest-of-world (ROW) includes export sales from the U.S. to ROW countries.

	North America	Europe	ROW	Total

Three months ended March 31, 2003
Net sales to external customers	$9,504	$4,298	$3,212	$17,014
Operating profit (loss)	(1,527)	63	185	(1,279)
Three months ended March 31, 2002
Net sales to external customers	$9,236	$2,946	$2,922	$15,104
Operating profit (loss)	(1,482)	329	345	(808)
March 31, 2003
Identifiable segment assets	$51,055	$13,221	$10,706	$74,982
Long-lived assets	9,170	6,851	7,570	23,591
December 31, 2002
Identifiable segment assets	$50,305	$14,047	$10,394	$74,746
Long-lived assets	8,776	6,764	7,143	22,683

12.

WARRANTY

The Company provides for the cost of remaking and repairing products under warranty at the time of sale. These costs are included in cost of sales. The warranty period is generally one to three years for hearing aid products and 30 to 120 days for component products. We analyze the amount of historical warranty by product family and model when evaluating the adequacy of the reserve. Because of the length of the warranty period, adjustments to the originally recorded provisions may be necessary from time to time. The following table reflects changes in the Company’s reserve for warranty during the three months ended March 31, 2003.

Reserve for warranty, December 31, 2002	$3,601
Provision for warranty	717
Actual expenditures	(720)

Reserve for warranty, March 31, 2003	$3,598

13.

LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit filed in October 2000 claiming that the Company and certain of its officers and directors violated federal securities laws by providing materially false and misleading information or concealing information about the Company’s relationship with Starkey Laboratories, Inc. This lawsuit, which is pending in the US District Court for the District of Utah, purports to be brought as a class action on behalf of all purchasers of the Company’s common stock from May 2, 2000 to October 24, 2000 and seeks damages in an unspecified amount. The complaint alleges that as a result of false statements or omissions, the Company was able to complete its IPO, artificially inflate its financial projections and results and have its stock trade at inflated levels. The Company strongly denies these allegations and will defend itself vigorously; however, litigation is inherently uncertain and there can be no assurance that the Company will not be materially affected. Discovery has commenced, but no class has been certified and no trial date has been scheduled.

14.

RECENTLY ENACTED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires a liability to be recorded for costs associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets (i.e., when an event leaves the company little or no discretion to avoid transferring or using the assets in the future). Under previous accounting rules, if a company’s management approved an exit plan, the company generally could record the costs of that plan as a liability on the approval date, even if the company did not incur the costs until a later date. Under SFAS No. 146, some of those costs might qualify for immediate recognition, while others might be recorded during one or more future periods. The Company adopted SFAS No. 146 on January 1, 2003 with no impact on its results of operations and financial position.

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”), which expanded previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 on January 1, 2003 with no impact on its results of operations and financial position.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities as defined therein and applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The Company adopted FIN 46 on January 31, 2003 with no impact on its results of operations and financial position.

15.

SUBSEQUENT EVENT

On May 9, 2003, the Company signed a definitive purchase agreement to acquire Sanomed Handelsgesellschaft mbH, a privately held company headquartered in Hamburg, Germany. Sanomed markets various manufacturers’ hearing aids throughout Germany. The initial purchase price is approximately $13,000, with the potential for contingent purchase price of approximately $4,600 provided certain financial milestones are achieved over the next three years. The Company expects to borrow the majority of the initial purchase price.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands, except per share data)

The following discussion contains forward-looking statements that involve risks and uncertainties. These statements refer to our future results, plans, objectives, expectations and intentions. These forward-looking statements include statements regarding the following factors: market transition from analog to digital hearing aids, particularly lower priced digital aids; shift of sales mix toward lower-priced products and the resultant negative impact on gross margin; anticipation of gross profit improvement due to increased unit sales; increased selling, general and administrative expense; quarterly variations in selling and marketing expenses; increased research and development expense; amortization of deferred stock-based compensation; the use of cash to fund operations and acquisition; and sufficiency of cash to fund our operations. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks discussed in the section titled, “Factors That May Affect Future Performance” elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2002. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2002. All amounts are reflected in thousands, except per share data.

OVERVIEW

We design, develop, manufacture and market advanced digital hearing aids designed to provide the highest levels of satisfaction for hearing impaired customers. Capitalizing on our advanced understanding of human hearing, we have developed patented digital signal processing (“DSP”) technologies and embedded them in the smallest single-chip DSP platform ever installed in a hearing aid. In the U.S., Denmark, England, Austria, Switzerland, Canada and the Netherlands, we sell finished hearing aids principally to hearing care professionals. In other parts of the world, we sell finished hearing aids and hearing aid kits principally to distributors, except in Australia, where hearing aids are also sold on a retail basis to the hearing impaired consumer. We occasionally sell hearing aid components to other hearing aid manufacturers.

In reporting our financial condition and results of operations, we report three geographic segments. We generally evaluate our operating results on a company-wide basis because all of our products are sourced from the United States, and all research and development and considerable marketing and administrative support are provided globally from the United States.

RESULTS OF OPERATIONS

The following table sets forth selected statements of operations information for the periods indicated expressed as a percentage of net sales.

	March 31, 2003	March 31, 2002

Net sales	100.0%	100.0%
Cost of sales	45.8	49.3

Gross profit	54.2	50.7
Selling, general and administrative expense	46.8	41.8
Research and development expense	14.6	13.5
Stock-based compensation expense	0.3	0.7

Operating loss	(7.5)	(5.3)
Other income, net	3.3	2.5

Loss before income taxes	(4.2)	(2.8)
Provision for income taxes	(0.8)	—

Net loss	(5.0)%	(2.8)%

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of the related sale. Net sales were $17,014 for the quarter ended March 31, 2003, a 13% increase from $15,104 recorded for the quarter ended March 31, 2002. The weakening U.S. dollar significantly benefited overall sales and accounted for approximately one-half of the year-over-year sales increase.

By geography, North America hearing aid sales in the first quarter 2003 of $9,504 increased 3% from first quarter 2002 sales of $9,236. The North America sales improvement was a result of revenues from our Canadian operations, which were acquired in the second quarter 2002. The U.S. hearing aid market contracted by 3% in units from first quarter 2002 to first quarter 2003, and our U.S. sales decreased by more than 4%. While industry sales of digital-based hearing aids have been increasing, sales of analog-based hearing aids, particularly non-programmable models, have been decreasing at a faster rate. We believe that this transition from lower priced analog aids to higher priced digital aids, along with the poor economic climate, have caused consumers to seek out lower priced digital aids. The consumer would like a digital aid at an analog price. Because we do not sell analog products while our competitors do, we believe customers that are shifting from analog aids find it easier to migrate to our competitors’ low priced digital aids. However, we have been aggressively pursuing the low-priced digital market with our Tribute product family in order to gain customers in this growing market segment. This will negatively impact gross margin, but should improve gross profit due to increased unit sales.

Sales in Europe of $4,298 in the first quarter 2003 were up 46% from first quarter 2002 sales of $2,946 as a result of incremental sales resulting from our acquisitions in the U.K., Austria, Switzerland and the Netherlands, as well as the weakness in the U.S. dollar. Rest-of-world hearing aid sales of $3,212 were up 10% from first quarter 2002 sales of $2,922 as a result of our Australian operations’ success with the introduction of our lower-priced Quartet custom product line. Outside of Australia, sales were down in Japan because our distributor was acquired by a competitor and were down in Brazil due to the sluggish Brazilian economy.

We generally have a 60-day return policy for our hearing aid products and a no return policy for our component products. Sales returns were $3,616 and $3,895 for the quarters ended March 31, 2003 and 2002, respectively. Sales returns as a percentage of hearing aid sales were 17.5% in the first quarter 2003, down from 20.6% in the first quarter 2002. The decrease in returns was mainly a result of (i) a shift in U.S. sales mix towards lower-priced products (lower-priced hearing aids are generally returned at a lower rate) and (ii) a higher level of non-U.S. sales (a lower return rate exists outside the U.S.).

Cost of Sales. Cost of sales consists of manufacturing costs, royalty expenses, quality assurance costs and costs associated with product returns, remakes and repairs. Cost of sales was $7,795 for the quarter ended March 31, 2003, an increase of $354 (5%) from cost of sales of $7,441 for the quarter ended March 31, 2002. Gross margin was 54.2% in the first quarter 2003, up from 50.7% in the first quarter 2002 despite the significant reduction in higher-margin component sales. The improvement in gross margin principally resulted from reductions in the cost of purchased components, better labor utilization, manufacturing structure changes, lower warranty costs per unit, favorable foreign currency, and less expensive outsourcing and contracting activities, as well as the incremental gross margin improvement resulting from acquiring several former distributors. We anticipate some additional gross margin improvement as a result of these factors, although an anticipated sales mix shift toward lower-priced products will put downward pressure on gross margin.

We provide for the cost of remaking and repairing products under warranty. Warranty periods range from one to three years for hearing aids and 30 to 120 days for components. Warranty expenditures were $720 and $620 for the quarters ended March 31, 2003 and 2002, respectively. The increase in warranty expenditures was principally due to the increase in sales, partially offsetting this increase was a reduction in repair cost per unit.

Selling, General and Administrative. Selling, general and administrative expense consists primarily of wages and benefits for personnel, sales commissions, promotions and advertising, marketing support, conventions and administrative expenses. Selling, general and administrative expense was $7,968, or 46.8% of net sales, for the quarter ended March 31, 2003, an increase of $1,655 (26%) from selling, general and administrative expense of $6,313, or 41.8% of net sales, for the quarter ended March 31, 2002. The increase in selling, general and administrative expense for the three months ended March 31, 2003 was principally a result of our acquisitions, increased Australian selling costs, and expenses relating to the launch of the Company’s Natura 3 product line, which was introduced in April 2003.

We expect selling, general and administrative expense to increase in dollars, although not necessarily as a percentage of sales. In addition, selling and marketing expenses may vary from quarter to quarter as a result of our new product introductions, the timing of our advertising campaigns and convention costs.

Research and Development. Research and development expense consists primarily of wages and benefits for personnel, consulting, software, intellectual property, clinical study and engineering support costs. Research and development expense was $2,487, or 14.6% of net sales, for the quarter ended March 31, 2003, an increase of $435 (21%) from research and development expense of $2,052, or 13.5% of net sales, for the quarter ended March 31, 2002. The increase in research and development expense for the three months ended March 31, 2003 was principally due to costs associated with design and development of certain aspects of our next generation integrated circuitry by a third-party contractor. We expect research and development expense to increase in dollars, although not necessarily as a percentage of sales.

Stock-based Compensation. Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of our common stock on the grant date for stock options granted in the one-year period preceding the initial filing of our Initial Public Offering and is being amortized over the vesting periods of the individual stock options, periodically adjusted for employee separations. For the quarters ended March 31, 2003 and 2002, stock-based compensation expense was $43 and $106, respectively. As of March 31, 2003, deferred stock-based compensation of $113 is expected to be amortized as follows: April 1, to December 31, 2003 - $76; 2004 - $26; and 2005 - $11.

Other Income. Other income in the first quarter 2003 was $557, an increase from other income of $389 in the first quarter 2002, as reduced interest income resulting from a lower cash balance and reduced interest rates was more than offset by higher foreign currency exchange gains resulting from the impact of a weaker U.S. dollar on the intercompany balances between our US parent company and our non-U.S. subsidiaries.

Income Taxes. For the three months ended March 31, 2003, certain of the Company’s non-U.S. operations were profitable, resulting in a current provision for income taxes of $124. The Company has not provided for US deferred income taxes or foreign withholding taxes on the undistributed earnings of its non-U.S. Subsidiaries since these earnings are intended to be reinvested indefinitely.

Net Loss. Net loss for the three months ended March 31, 2003 was $846 ($0.04 per share) compared to a net loss for the three months ended March 31, 2002 of $419 ($0.02 per share).

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities of $748 for the three months ended March 31, 2003 resulted from a net loss of $846 and changes in assets and liabilities of $131, offset in part by non-cash items of $229.

Net cash provided by investing activities of $6,389 for the three months ended March 31, 2003 resulted from net proceeds from the maturity of marketable securities of $7,436, offset in part by cash paid for acquisitions of $388 (earnout consideration), purchases of property and equipment of $279 and net advances to certain customers of $380.

Net cash used in financing activities of $45 for the three months ended March 31, 2003 resulted from repayment of long-term obligations of $72, offset in part by proceeds from stock option exercises of $27.

On May 9, 2003, the Company signed a definitive purchase agreement to acquire Sanomed Handelsgesellschaft mbH, a privately held company headquartered in Hamburg, Germany. Sanomed markets various manufacturers’ hearing aids throughout Germany. The initial purchase price is approximately $13,000, with the potential for contingent purchase price of approximately $4,600 provided certain financial milestones are achieved over the next three years. The Company expects to borrow the majority of the initial purchase price.

As of March 31, 2003, we had $33,806 in cash, cash equivalents and marketable securities. We anticipate using cash to fund operations and make acquisitions of complementary businesses and technologies. We do not expect net cash flows from operations to be significant in the near term; however, we do expect to have sufficient cash to fund our operating requirements in the foreseeable future.

RECENTLY ENACTED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires a liability to be recorded for costs associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets (i.e., when an event leaves the company little or no discretion to avoid transferring or using the assets in the future). Under previous accounting rules, if a company’s management approved an exit plan, the company generally could record the costs of that plan as a liability on the approval date, even if the company did not incur the costs until a later date. Under SFAS No. 146, some of those costs might qualify for immediate recognition, while others might be recorded during one or more future periods. The Company adopted SFAS No. 146 on January 1, 2003 with no impact on its results of operations and financial position.

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”), which expanded previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 on January 1, 2003 with no impact on its results of operations and financial position.

In December 2002, the “FASB” issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123 “Accounting for Stock-Based Compensation,” and gives companies electing to expense employee stock options three methods to do so. In addition, the statement amends the disclosure requirements to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. The Company has elected to continue using the intrinsic value method of accounting for stock-based compensation. Therefore, SFAS No. 148 will not have any effect on the Company’s results of operations and financial position. See Note 9 for additional disclosures regarding stock-based compensation.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities as defined therein and applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The Company adopted FIN 46 on January 31, 2003 with no impact on its results of operations and financial position.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk. We generally invest our cash in money market funds and corporate debt securities that are subject to minimal credit and market risk considering that they are short-term (expected maturities of 18 months or less from date of purchase) and provided that we hold them to maturity, which is our intention. The interest rates on our customer advances and capital lease obligations approximate the market rates for comparable instruments and are fixed. We believe the market risks associated with these financial instruments are minimal.

Foreign Currency Risk. We face foreign currency risks primarily as a result of the revenues we receive from sales made outside the U.S. and from intercompany account balances between our U.S. parent and our international subsidiaries. In the first quarter 2003, approximately 44.2% of our net sales and 34.8% of our operating expenses were denominated in currencies other than the U.S. dollar. Inventory purchases were transacted primarily in U.S. dollars. The local currency of each foreign subsidiary is considered the functional currency, and revenue and expenses are translated at average exchange rates for the reported periods. Therefore, our foreign sales and expenses will be higher in a period in which there is a weakening of the U.S. dollar and will be lower in a period in which there is a strengthening of the U.S. dollar. The Australian dollar, Euro, Canadian dollar, British Pound Sterling and Danish Krone are our most significant foreign currencies. Given the uncertainty of exchange rate fluctuations and the varying performance of our foreign subsidiaries, we cannot estimate the affect of these fluctuations on our future business, results of operations or financial condition. Fluctuations in the exchange rates between the U.S. dollar and other currencies could effectively increase or decrease the selling prices of our products in international markets where the prices of our products are denominated in U.S. dollars. We regularly monitor our foreign currency risks and may take measures to reduce the impact of foreign exchange fluctuations on our operating results. To date, we have not used derivative financial instruments to manage our foreign currency exposure. Average currency exchange rates to convert one U.S. dollar into each local currency for the quarters ended March 31, 2003 and 2002 were as follows:

	2003	2002

Australian dollar	1.69	1.93
Euro	0.93	1.14
Canadian dollar	1.51	1.59
British pound sterling	0.62	0.70
Danish krone	6.93	8.48

ITEM 4.

CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

WE HAVE A HISTORY OF LOSSES AND NEGATIVE OPERATING CASH FLOWS

We incurred a net loss of $0.8 million in the quarter ended March 31, 2003, and have an accumulated deficit of $52.4 million at March 31, 2003. Cash and marketable securities declined from $35.6 million at December 31, 2002 to $33.8 million at March 31, 2003. We may incur net losses and negative operating cash flows in the future. Whether or not we achieve and maintain profitability will depend in significant part on increasing our net sales, maintaining or improving our gross margin and reducing, or limiting increases to, our operating expenses. Consequently, it is possible that we will not achieve or maintain profitability, or increase profitability on a quarterly or annual basis in the future.

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

OUR FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE

Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Factors that may cause fluctuations in our operating results include the following: demand for and market acceptance of our products; cancellation of or a reduction in orders from larger customers; manufacturing problems; high levels of returns, remakes and repairs; changes in our product or customer mix; competitive pressures resulting in lower selling prices or significant promotional costs; unanticipated delays or problems in the introduction of new products; inability to forecast revenue accurately; nonpayment of accounts and notes receivable; write-offs of intangible assets created as a result of acquisitions; and the announcement or introduction of new products or services by our competitors.

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

We anticipate that our operating results in any given period will continue to depend somewhat upon revenues from a small number of larger customers. Our customers are not generally contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time. We may be unable to retain our current customers, and may be unable to recruit replacement or additional customers. We are selling an increasing number of hearing aids to several audiology clinic consolidators that have a large number of owned or franchised retail hearing aid clinics. We are subject to the risk of losing our larger customers, incurring significant reductions in sales to these customers or reducing future prices in order to maintain our business. In addition, we are subject to the risk of being unable to collect accounts and notes receivable balances from these customers. We had one hearing aid customer who accounted for 5% of net sales in the first quarter 2003, 7% of net sales in 2002 and 10% of net sales in 2001. This customer accounted for 5% of our gross accounts receivable balance at March 31, 2003.

WE ARE A DEFENDANT IN A CLASS ACTION LAWSUIT IN WHICH THE PLAINTIFF IS CLAIMING THAT WE AND CERTAIN OF OUR OFFICERS VIOLATED FEDERAL SECURITIES LAWS

We are currently a defendant in a lawsuit filed in October 2000 claiming that we and certain of our officers and directors violated federal securities laws by providing materially false and misleading information, or concealing information, about our relationship with Starkey Laboratories, Inc. This lawsuit, which is pending in the U.S. District Court for the District of Utah, is being brought as a class action on behalf of all purchasers of our common stock from May 2, 2000 to October 24, 2000 and seeks damages in an unspecified amount. We deny the allegations in this action and will defend ourselves vigorously; however, litigation is inherently uncertain and there can be no assurance that we will not be materially affected. Discovery has commenced, but no class has been certified and no trial date has been scheduled.

WE RELY ON SEVERAL SOLE SOURCE OR LIMITED SOURCE SUPPLIERS AND CONTRACTORS, AND OUR BUSINESS WILL BE SERIOUSLY HARMED IF THESE SUPPLIERS AND CONTRACTORS ARE NOT ABLE TO MEET OUR REQUIREMENTS AND ALTERNATIVE SOURCES ARE NOT AVAILABLE

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

We generally offer a 60-day return policy and a minimum of a one-year warranty on our hearing aids and a no return policy on our component sales. Sales returns were $3.6 million in the first quarter 2003, $16.3 million in 2002 and $15.7 million in 2001. Warranty costs for remakes and repairs were $0.7 million in the first quarter 2003, $3.1 million in 2002 and $2.7 million in 2001. We may not be able to attain lower levels of returns, remakes and repairs and, in fact, these levels may increase, which could reduce our net sales and operating results.

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

We are currently exploring or testing additional distribution channels, such as selling our hearing aids through alternative or emerging retail channels. Our current initiatives or any future initiatives could alienate our traditional hearing care professional customers. It is possible that our hearing care professional customers will react by reducing or discontinuing their purchases from us. In such a scenario, the resulting loss of revenue may not be offset by revenue from new distribution channels, and we may choose not to continue using any of these new channels. Should hearing care professionals react unfavorably to such a strategy, they would likely purchase fewer of our products, which would reduce our net sales and operating results and damage our competitive position.

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

COMPLICATIONS MAY RESULT FROM HEARING AID USE, AND WE MAY INCUR SIGNIFICANT EXPENSE IF WE ARE SUED FOR PRODUCT LIABILITY

Although we have not experienced any significant product liability issues to date, we may be held liable if any product we develop causes injury or is found otherwise unsuitable. If we are sued for an injury caused by our products, the resulting liability could result in significant expense beyond our products liability insurance limits, which would harm our operating results.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit filed in October 2000 claiming that the Company and certain of its officers and directors violated federal securities laws by providing materially false and misleading information, or concealing information, about the Company’s relationship with Starkey Laboratories, Inc. This lawsuit, which is pending in the U.S. District Court for the District of Utah, is being brought as a class action on behalf on all purchasers of the Company’s common stock from May 2, 2000 to October 24, 2000 and seeks damages in an unspecified amount. The Company strongly denies the allegations in this action and will defend itself vigorously; however, litigation is inherently uncertain and there can be no assurance that the Company will not be materially and adversely affected. Discovery has commenced, but no class has been certified and no trial has been scheduled.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on May 1, 2003. Directors elected at the meeting were:

Director	For	Withheld

Andrew G. Raguskus	16,884,313	79,215
Lawrence C. Ward	16,851,235	112,293

Other directors whose terms of office continued after the meeting were as follows: Lewis S. Edelheit, Anthony B. Evnin, Kevin J. Ryan and Samuel L. Westover. Allan M. Wolfe did not stand for re-election.

One other item of business concerned the ratification of the appointment of KPMG LLP as the Company’s independent auditors, which was approved as follows:

	For	Against	Abstain

Ratification of the appointment of KPMG LLP as independent auditors	16,939,204	23,024	1,300

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit #	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003

/s/ STEPHEN L. WILSON

Stephen L. Wilson Senior Vice President and Chief Financial Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

May 14, 2003

/s/ ANDREW G. RAGUSKUS

Andrew G. Raguskus President and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

May 14, 2003

/s/ STEPHEN L. WILSON

Stephen L. Wilson Senior Vice President and CFO