Form 10-Q
period 2003-06-30
SONIC INNOVATIONS INC
filed 2003-08-14
CIK 1105982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

As of August 6, 2003 there were 19,889,712 shares of the registrant’s $.001 par value common stock outstanding.

SONIC INNOVATIONS, INC.

PART I      FINANCIAL INFORMATION

ITEM 1.      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SONIC INNOVATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$14,778	$13,690
Restricted cash	13,000	—
Marketable securities	5,863	16,255
Accounts receivable, net	14,241	8,208
Inventories	7,567	6,485
Prepaid expenses and other	2,092	1,809

Total current assets	57,541	46,447
Long-term marketable securities	4,006	5,616
Property and equipment, net	6,081	5,862
Goodwill and other indefinite-lived intangible assets	23,846	13,311
Definite-lived intangible assets, net	3,717	1,609
Other assets	2,224	1,901

Total assets	$97,415	$74,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term loan	$13,000	$—
Accounts payable	5,214	4,036
Accrued payroll and related expenses	2,774	2,890
Accrued warranty	3,580	3,613
Deferred revenue, current portion	2,044	1,809
Accrued income taxes	1,843	75
Other accrued liabilities	4,129	2,376
Capital lease obligation	—	102

Total current liabilities	32,584	14,901
Deferred revenue, net of current portion	3,577	—
Other liabilities	243	—

Total liabilities	36,404	14,901

Shareholders’ equity:
Common stock	21	21
Additional paid-in capital	113,789	113,434
Deferred stock-based compensation	(79)	(156)
Accumulated deficit	(52,266)	(51,584)
Accumulated other comprehensive income	3,319	1,533
Treasury stock, at cost	(3,773)	(3,403)

Total shareholders’ equity	61,011	59,845

Total liabilities and shareholders’ equity	$97,415	$74,746

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net sales	$21,887	$17,351	$38,901	$32,455
Cost of sales	10,646	8,364	18,441	15,805

Gross profit	11,241	8,987	20,460	16,650

Selling, general and administrative expense	9,008	7,048	16,976	13,361
Research and development expense	2,283	2,140	4,770	4,192
Stock-based compensation expense	34	93	77	199

Operating loss	(84)	(294)	(1,363)	(1,102)

Other income, net	589	451	1,146	840

Income (loss) before income taxes	505	157	(217)	(262)
Provision for income taxes	341	—	465	—

Net income (loss)	$164	$157	$(682)	$(262)

Basic and diluted earnings (loss) per common share	$0.01	$0.01	$(0.03)	$(0.01)

Weighted average number of common shares outstanding:
Basic	19,934	19,567	19,879	19,457

Diluted	20,620	21,011	19,879	19,457

Stock-based compensation expense allocable to each caption:
Cost of sales	$2	$4	$4	$9
Selling, general and administrative expense	27	76	62	163
Research and development expense	5	13	11	27

Stock-based compensation expense	$34	$93	$77	$199

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(682)	$(262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,185	1,055
Stock-based compensation	77	199
Foreign currency transaction gain	(903)	(286)
Changes in assets and liabilities, excluding the affect of acquisitions:
Accounts receivable, net	(1,540)	107
Inventories, net	352	421
Prepaid expenses and other	(505)	(304)
Other assets	47	(1,295)
Accounts payable and accrued expenses	255	(1,767)

Net cash used in operating activities	(1,714)	(2,132)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(8,638)	(6,125)
Purchases of property and equipment	(921)	(918)
Investments and advances, net	(215)	—
Restricted cash	(13,000)	—
Proceeds from marketable securities, net	12,002	2,101

Net cash used in investing activities	(10,772)	(4,942)

Cash flows from financing activities:
Principal payments on long-term obligations	(103)	(167)
Purchases of common stock for treasury	—	(658)
Proceeds from short-term loan	13,000	—
Proceeds from exercise of stock options and ESPP purchases	355	671

Net cash provided by (used in) financing activities	13,252	(154)
Effect of exchange rate changes on cash and cash equivalents	322	269

Net increase (decrease) in cash and cash equivalents	1,088	(6,959)
Cash and cash equivalents, beginning of the period	13,690	13,929

Cash and cash equivalents, end of the period	$14,778	$6,970

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

1.     BASIS OF PRESENTATION AND ACCOUNTING POLICIES

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results that may be expected for the full year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

Principles of Consolidation. The consolidated financial statements include the accounts of Sonic Innovations, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition. Sales are recognized when (i) products are shipped, except for retail sales in Australia and Germany, which are recognized upon acceptance by the hearing impaired consumer, (ii) persuasive evidence of an arrangement exists, (iii) title and risk of loss have transferred, (iv) the price is fixed and determinable, (v) contractual obligations have been satisfied and (vi) collectability is reasonably assured. Net sales consist of product sales less provisions for sales returns which are made at the time of sale. The Company generally has a 60-day return policy and allowances for sales returns are reflected as reductions in accounts receivable. Allowances for sales returns were as follows:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Beginning balance	$2,956	$2,799	$2,629	$2,925
Provisions and acquisitions	4,318	3,859	8,261	7,629
Returns processed	(3,987)	(3,584)	(7,603)	(7,480)

Ending balance	$3,287	$3,074	$3,287	$3,074

Revenues related to sales of extended warranties are deferred and recognized on a straight-line basis over the warranty period.

Research and Development. Research and development costs are expensed when incurred.

2.     ACQUISITION

        In May 2003, the Company acquired 100% of the stock of Sanomed Handelsgesellschaft mbH (“Sanomed”) which markets hearing aids directly to German hearing impaired customers through ear, nose and throat (“ENT”) physicians.  Sanomed was founded in 1990 as a limited liability company.  The acquisition was effected through a wholly owned subsidiary of the Company, PALME Verwaltungsgellschaft mbH.  The Company accounted for this transaction under the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations.”  The results of operations of Sanomed are included in the consolidated results of the Company from May 1, 2003.  The Company acquired Sanomed to gain a location and meaningful presence in Germany.

        The initial consideration paid by the Company was $13,000.  The Company incurred an additional $341 of expenses associated with the acquisition. Additional consideration of up to a maximum of $4,600 may be payable over a three-year period based on sales performance.

        The following table sets forth the Company’s preliminary allocation of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed:

Cash and cash equivalents (less dividends payable to former shareholders of $2,051)	$5,261
Accounts receivable	2,952
Inventories	850
Other assets	576
Accounts payable and accrued expenses	(1,682)
Deferred revenue	(3,251)
Income tax and other liabilities	(2,318)
Definite-lived intangible assets	2,200
Goodwill	8,753

Total	$13,341

        The Company is in the process of obtaining an independent appraisal of the fair values of the acquired assets and liabilities. The results of this appraisal may change the Company’s preliminary allocation of the purchase consideration.

        Included in other assets in the above table is Sonic Innovations common stock of $370,000 previously purchased by Sanomed. This amount was classified as treasury stock in the consolidated financial statements for purchase accounting purposes.

        The following table sets forth summary pro forma consolidated financial information had the acquisition taken place at beginning of the periods presented:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net sales	$23,502	$21,149	$45,374	$39,687
Operating profit (loss)	73	46	192	(482)
Net income	250	305	188	26
Basic and diluted earnings per common share
Basic	$0.01	$0.02	$0.01	$0.00

Diluted	$0.01	$0.01	$0.01	$0.00

Weighted average number of common shares outstanding:
Basic	19,934	19,567	19,879	19,457

Diluted	20,620	21,011	20,490	20,857

3.     INVENTORIES

        Inventories are stated at the lower of cost or market value using the first-in, first-out (“FIFO”) method and consisted of the following:

	June 30, 2003	December 31, 2002

Raw materials	$1,013	$1,480
Components	1,518	1,352
Work in progress	224	165
Finished goods	4,812	3,488

Total	$7,567	$6,485

        Provision is made to reduce excess and obsolete inventories to their estimated net realizable value. As of June 30, 2003 and December 31, 2002, reserves for excess and obsolete inventories were $1,035 and $1,111, respectively.

4.     INTANGIBLE ASSETS

Intangible assets are as follows:

	June 30, 2003

	Original Cost	Accumulated Amortization	Translation	Carrying Value	Useful Lives

Definite-lived intangible assets	$4,190	$(532)	$59	$3,717	3-13 years
Goodwill and indefinite-lived intangible assets	20,909	—	2,937	23,846

Total intangibles assets	$25,099	$(532)	$2,996	$27,563

	December 31, 2002

	Original Cost	Accumulated Amortization	Translation	Carrying Value	Useful Lives

Definite-lived intangible assets	$1,990	$(417)	$36	$1,609	3-13 years
Goodwill and indefinite-lived intangible assets	12,083	—	1,228	13,311

Total intangibles assets	$14,073	$(417)	$1,264	$14,920

        In 2003, intangibles and goodwill increased by $11,026 as a result of the Sanomed acquisition described in note 2 above and milestone payments made in connection with a previous acquisition. During the six months ended June 30, 2003, the impact of currency translation increased the balance of intangibles $1,732. Amortization expense was $57 and $51 for the three-month periods ended June 30, 2003 and 2002, respectively, and $115 and $103 for the six-month periods ended June 30, 2003 and 2002, respectively. Annual forecasted amortization expense for the years 2003 through 2007 is as follows:

	2003	2004	2005	2006	2007

Annual amortization expense	$458	$575	$576	$522	$474

        Definite-lived intangible assets include technology licenses, trade names, distribution agreements, customer lists and non-compete agreements.

5.     OTHER ASSETS

        Other assets consisted of the following:

	June 30, 2003	December 31, 2002

Investments and advances	$2,008	$1,707
Other	216	194

Total	$2,224	$1,901

        Investments and advances consisted of one investment and one advance to two separate business partners and several advances to customers. The advances are secured by the assets of the business, life insurance policies and/or personal guarantees and bear interest at rates ranging from 5% to 8% with terms from one to five years. Investments and advances are stated at cost, net of a valuation allowance of $116 and $110 at June 30, 2003 and December 31, 2002, respectively.

6.     SHORT TERM LOAN

        The $13,000 purchase price of the Sanomed acquisition was funded by a short term loan from a U.S. bank.  The interest rate applicable to the borrowings under the agreement is based on .4% above the LIBOR rate as defined in the agreement and the Company pledged $13,000 of its cash and cash equivalents as security.  The Company’s effective interest rate for the period through June 30, 2003 was 1.78%.  This short term loan and applicable interest is payable in full on August 23, 2003 and is expected to be partially replaced with a longer-term loan from a German bank.

7.     INCOME TAXES

        In 2003, certain of the Company’s non-U.S. operations were profitable, resulting in a provision for income taxes of $341 and $465 for the three and six months ended June 30, 2003, respectively. The Company’s provision for income taxes is based on the annualized effective tax rate for each tax jurisdiction. If changes in conditions cause actual results to be more or less favorable, adjustments to the effective income tax rate would be required. The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of its non-U.S. subsidiaries since these earnings are intended to be reinvested indefinitely.

        For the three and six months ended June 30, 2002, no income tax provision or benefit was recorded because operating losses were incurred in most tax jurisdictions and tax loss carry-forwards offset tax provisions in other tax jurisdictions.

8.     COMPREHENSIVE INCOME

        Comprehensive income for the three and six months ended June 30, 2003 and 2002 consisted of the following:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net income (loss)	$164	$157	$(682)	$(262)
Foreign currency translation gain	1,253	1,284	1,786	1,297

Comprehensive income	$1,417	$1,441	$1,104	$1,035

        Foreign currency translation gains reflect changes in the exchange rates of foreign currencies relative to the US dollar on the translation of the Company’s net investment in its foreign subsidiaries.

9.     STOCK-BASED COMPENSATION

        The Company accounts for stock options issued to employees, officers and directors under Accounting Principles Board (“APB”) Opinion No. 25 and those issued to consultants or non-employees under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation cost is recognized if an option’s exercise price is below the fair market value of the Company’s common stock at the grant date. Under SFAS No. 123, compensation cost is recognized for the fair market value of each option as estimated on the date of grant using the Black-Scholes option-pricing model.

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

        If compensation expense for all stock options, including employee stock purchase plan (ESPP) options, had been determined in accordance with SFAS No. 123, the Company’s net income (loss) and basic and diluted earnings (loss) per share would have been as follows:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net income (loss) as reported	$164	$157	$(682)	$(262)
Stock-based compensation expense included in reported net income (loss)	34	93	77	199
Pro forma after-tax impact of options at fair value	(830)	(875)	(1,460)	(1,528)
Pro forma after-tax impact of ESPP discount	(57)	(115)	(113)	(321)

Pro forma net loss	$(689)	$(740)	$(2,178)	$(1,912)

Basic and diluted earnings (loss) per share as reported	$0.01	$0.01	$(0.03)	$(0.01)

Pro forma basic and diluted loss per share	$(0.03)	$(0.04)	$(0.11)	$(0.10)

The fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model.  The following table outlines the assumptions used in the Black-Scholes model:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Stock Options:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.3%	4.8%	2.3%	4.8%
Expected option life in years	4.8	5.0	4.8	5.0
Expected volatility	75.6%	91.2%	70.1%	91.2%
ESPP:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.6%	4.6%	1.6%	4.6%
Expected option life in years	0.5	0.5	0.5	0.5
Expected volatility	64.0%	88.0%	64.0%	88.0%

10.     EARNINGS (LOSS) PER COMMON SHARE

        Basic earnings (loss) per share is calculated based upon the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated based upon the weighted average shares of common stock outstanding, plus the dilutive effect of common stock equivalents calculated using the treasury stock method. Dilutive common stock equivalents for the three months ended June 30, 2003 and 2002 consisted of 686 and 1,444 shares pertaining to 1,729 and 3,377 stock options, respectively. Antidilutive common stock equivalents, consisting of stock options of 3,074 and 971 for the three months ended June 30, 2003 and 2002, respectively, were excluded from diluted earnings (loss) per share calculations. For the six months ended June 30, 2003 and 2002, antidilutive common stock options totaled 3,899 and 2,670, respectively.

11.     SEGMENT INFORMATION

        The table below presents selected information for the Company’s geographic segments. Rest-of-world (ROW) includes export sales from the U.S. to ROW countries.

	North America	Europe	ROW	Total

Three months ended June 30, 2003
Net sales to external customers	$10,705	$7,220	$3,962	$21,887
Operating profit (loss)	(929)	279	566	(84)
Three months ended June 30, 2002
Net sales to external customers	$9,892	$3,655	$3,804	$17,351
Operating profit (loss)	(1,001)	146	561	(294)
Six months ended June 30, 2003
Net sales to external customers	$20,209	$11,518	$7,174	$38,901
Operating profit (loss)	(2,456)	342	751	(1,363)
Six months ended June 30, 2002
Net sales to external customers	$19,163	$6,527	$6,765	$32,455
Operating profit (loss)	(2,459)	475	882	(1,102)
June 30, 2003
Identifiable segment assets	$50,736	$34,712	$11,967	$97,415
Long-lived assets	9,345	18,074	8,449	35,868
December 31, 2002
Identifiable segment assets	$50,305	$14,047	$10,394	$74,746
Long-lived assets	8,776	6,764	7,143	22,683

12.     WARRANTY

        The Company provides for the cost of remaking and repairing products under warranty at the time of sale. These costs are included in cost of sales. The warranty period ranges from one to three years. The Company analyzes the amount of historical warranty by product family and model when evaluating the adequacy of the reserve. Because of the length of the warranty period, adjustments to the originally recorded provisions may be necessary from time to time. The following table reflects changes in the Company’s reserve for warranty during the three and six months ended June 30, 2003.

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Beginning balance	$3,598	$2,478	$3,613	$2,347
Provision and acquisitions	948	781	1,700	1,674
Actual expenditures	(966)	(781)	(1,733)	(1,543)

Ending balance	$3,580	$2,478	$3,580	$2,478

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

        In April 2003, the FASB issued SFAS No. 149 “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying hedged risk to conform to language used in FIN 45 and amends certain other existing pronouncements. This statement, the provisions of which are to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material effect on its results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that a company classify a financial instrument that is within SFAS No. 150’s scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the company. Many of those instruments were previously classified as equity. SFAS No. 150 requires a company to classify the following instruments as liabilities (or assets in some circumstances): mandatorily redeemable financial instruments; obligations to repurchase company equity shares by transferring assets; and certain obligations to issue a variable number of company equity shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material effect on its results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands, except per share data)

        The following discussion contains forward-looking statements that involve risks and uncertainties. These statements refer to our future results, plans, objectives, expectations and intentions. These forward-looking statements include statements regarding the following factors: market transition from analog to digital hearing aids, particularly lower priced digital aids; shift of sales mix toward lower-priced products and the resultant negative impact on average selling prices by product family and gross margin; anticipation of gross profit improvement due to increased unit sales; improvement in European sales beginning in the third quarter; gross margin improvement due to the replacement of third party products in Germany with products manufactured by us, absorption benefits of additional volume and cost reduction efforts on several fronts; increased selling, general and administrative expense; quarterly variations in selling and marketing expenses; increased research and development expense; amortization of deferred stock-based compensation; borrowing related to purchase of Sanomed; the use of cash to fund operations and acquisition; and sufficiency of cash to fund our operations. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks discussed in the section entitled, “Factors That May Affect Future Performance” elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2002. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2002.

OVERVIEW

        We design, develop, manufacture and market advanced digital hearing aids designed to provide the highest levels of satisfaction for hearing impaired customers. Capitalizing on our advanced understanding of human hearing, we have developed patented digital signal processing (“DSP”) technologies and embedded them in the smallest single-chip DSP platform ever installed in a hearing aid. In countries where we have a direct presence, we sell finished hearing aids principally to hearing care professionals, except in Australia and Germany where we principally sell hearing aids directly to hearing impaired consumers.  In countries where we do not have a direct presence, we sell finished hearing aids and hearing aid kits principally to distributors.

        In reporting our financial condition and results of operations, we report three geographic segments. We generally evaluate our operating results on a company-wide basis because all of our products are sourced from the United States, and all research and development and considerable marketing and administrative support are provided globally from the United States.

RESULTS OF OPERATIONS

        The following table sets forth selected statements of operations information for the periods indicated expressed as a percentage of net sales.

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.6	48.2	47.4	48.7

Gross profit	51.4	51.8	52.6	51.3
Selling, general and administrative expense	41.2	40.6	43.6	41.2
Research and development expense	10.4	12.4	12.3	12.9
Stock-based compensation expense	0.2	0.5	0.2	0.6

Operating loss	(0.4)	(1.7)	(3.5)	(3.4)
Other income, net	2.7	2.6	2.9	2.6

Income (loss) before income taxes	2.3	0.9	(0.6)	(0.8)
Provision for income taxes	1.5	—	1.2	—

Net income (loss)	0.8%	0.9%	(1.8)%	(0.8)%

        Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of the related sale. Net sales were $21,887 for the quarter ended June 30, 2003, a 26% increase from $17,351 recorded for the quarter ended June 30, 2002. The increase was mainly a result of acquisitions and the favorable effect of foreign currency exchange rates.

        By geography, North America hearing aid sales in the second quarter 2003 of $10,705 increased 8% from second quarter 2002 sales of $9,892. For the six months ended June 30, 2003, North America sales were $20,209 compared to $19,163 for the same period in 2002, an increase of 5%.  North America sales benefited from the April 2003 introduction of our new Natura 3 product family, including a restyled, behind the ear product with greater amplification, as well as a full quarter impact of our Canadian operations, which we acquired in June 2002.  We believe that the transition from lower priced analog aids to higher priced digital aids, along with the poor economic climate, have caused consumers to seek out lower priced digital aids. Because we do not sell analog products while our competitors do, we believe customers that are shifting from analog aids find it easier to migrate to our competitors’ low priced digital aids. However, we have been pursuing the low-priced digital market with our Tribute product family in order to gain customers in this growing market segment. This will negatively impact gross margin, but should improve gross profit due to increased unit sales.

        Sales in Europe of $7,220 in the second quarter 2003 were up 98% from second quarter 2002 sales of $3,655 and increased by 76% to $11,518 for the first six months of 2003, up from $6,527 for the corresponding period in the prior year, as a result of acquisitions of businesses in Germany in May 2003 and the Netherlands in October 2002 and the favorable effects of foreign currency, offset somewhat by slowing sales in much of the rest of Europe.  Our new Natura 3 product line is beginning to be introduced in Europe and we anticipate improvement in European sales beginning in the third quarter.  Rest-of-world hearing aid sales of $3,962 were up 4% from second quarter 2002 sales of $3,804 and increased by 6% to $7,174 for the first six months of 2003, up from $6,765 for the corresponding period in the prior year, as continued growth of our Australian business offset the loss of business in Japan and Brazil.

        We generally have a 60-day return policy for our hearing aid products. Sales returns were $3,987 and $3,584 for the quarters ended June 30, 2003 and 2002, respectively. Sales returns as a percentage of hearing aid sales were 18.2% in the second quarter 2003, down from 20.7% in the second quarter 2002. The decrease in returns was mainly a result of (i) a shift in U.S. sales mix towards lower-priced products (lower-priced hearing aids are generally returned at a lower rate) and (ii) a higher level of non-U.S. sales (a lower return rate exists outside the U.S.).

        Cost of Sales. Cost of sales consists of manufacturing costs, royalty expenses, quality assurance costs and costs associated with product remakes and repairs. Cost of sales was $10,646 for the quarter ended June 30, 2003, an increase of $2,282 (27%) from cost of sales of $8,364 for the quarter ended June 30, 2002. Gross margin of 51.4% in the second quarter 2003 decreased from second quarter 2002 gross margin of 51.8%, despite a favorable currency impact, mainly due to lower initial gross margin from our newly acquired German acquisition and we incurred costs to increase our capacity to manufacture products for our German business in the future.  Cost of sales was $18,441 for the six months ended June 30, 2003, an increase of $2,636 (17%) from cost of sales of $15,805 for the six months ended June 30, 2002. Gross margin of 52.6% in the six months ended June 30, 2003 increased from first half 2002 gross margin of 51.3% primarily due to cost reductions and the impact of acquisitions.  We expect gross margin to improve going forward as we replace third party products with Sonic Innovations manufactured products in Germany, experience the absorption benefits of additional volume and continue with our cost reduction efforts on a number of fronts. However, an anticipated sales mix shift toward lower-priced products will put downward pressure on gross margin as well as the expected overall average selling prices by product family.

        We provide for the cost of remaking and repairing products under warranty. Warranty periods range from one to three years for hearing aids. Warranty costs were $966 and $781 for the quarters ended June 30, 2003 and 2002, respectively and $1,733 and $1,543 for the six months ended June 30, 2003 and 2002, respectively. The increase in warranty costs was principally due to the increase in sales.

        Selling, General and Administrative. Selling, general and administrative expense consists primarily of wages and benefits for personnel, sales commissions, promotions and advertising, marketing support, conventions and administrative expenses. Selling, general and administrative expense was $9,008, or 41.2% of net sales, for the quarter ended June 30, 2003, an increase of $1,960 (28%) from selling, general and administrative expense of $7,048, or 40.6% of net sales, for the quarter ended June 30, 2002. Selling, general and administrative expense was $16,976, or 43.6% of net sales, for the six months ended June 30, 2003, an increase of $3,615 (27%) from selling, general and administrative expense of $13,361, or 41.2% of net sales, for the six months ended June 30, 2002. The increase in selling, general and administrative expense for the three and six months ended June 30, 2003 was principally a result of our acquisition activity and the negative effect of foreign currency exchange rates.

        For the balance of the year, we expect selling, general and administrative expense to increase in dollars, although not necessarily as a percentage of sales. In addition, selling and marketing expenses may vary from quarter to quarter as a result of our new product introductions, the timing of our advertising campaigns and convention costs.

        Research and Development. Research and development expense consists primarily of wages and benefits for personnel, consulting, software, intellectual property, clinical study and engineering support costs. Research and development expense was $2,283, or 10.4% of net sales, for the quarter ended June 30, 2003, an increase of $143 (7%) from research and development expense of $2,140, or 12.4% of net sales, for the quarter ended June 30, 2002. Research and development expense was $4,770, or 12.3% of net sales, for the six months ended June 30, 2003, an increase of $578 (14%) from research and development expense of $4,192, or 12.9% of net sales, for the six months ended June 30, 2002. The increase in research and development expense for the three and six months ended June 30, 2003 was principally due to costs associated with the design, development and introduction of the Natura 3 product family and assistance in the design and development of advanced integrated circuitry by a third-party contractor. We expect research and development expense to increase in dollars, although not necessarily as a percentage of sales.

        Stock-based Compensation. Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of our common stock on the grant date for stock options granted in the one-year period preceding the initial filing of our initial public offering and is being amortized over the vesting periods of the individual stock options, periodically adjusted for employee separations. For the quarters ended June 30, 2003 and 2002, stock-based compensation expense was $34 and $93, respectively. For the six months ended June 30, 2003 and 2002, stock-based compensation expense was $77 and $199, respectively. As of June 30, 2003, deferred stock-based compensation of $79 is expected to be amortized as follows: July 1 to December 31, 2003 - $42; 2004 - $26; and 2005 - $11.

        Other Income. Other income in the second quarter 2003 was $589, an increase from other income of $451 in the second quarter 2002.  Other income in the six months ended June 30, 2003 was $1,146, an increase from other income of $840 in the six months ended June 30, 2002.  This was a result of higher foreign currency exchange gains resulting from the impact of a weaker U.S. dollar on the intercompany balances between out U.S. parent company and our non-U.S. subsidiaries, offset somewhat by a lower cash balance and reduced interest rates and the interest on our short term loan.

        Income Taxes. For the three and six months ended June 30, 2003, certain of the Company’s non-U.S. operations were profitable, resulting in a provision for income taxes of $341 for the three months ended June 30, 2003 and $465 for the six months ended June 30, 2003. We have not provided for U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of our non-U.S. subsidiaries since these earnings are intended to be reinvested indefinitely.

        Net Income (Loss). Net income for the three months ended June 30, 2003 was $164 ($0.01 per share) compared to net income for the three months ended June 30, 2002 of $157 ($0.01 per share).  Net loss for the six months months ended June 30, 2003 was $682 ($0.03 per share) compared to a net loss for the six months ended June 30, 2002 of $262 ($0.01 per share).

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities of $1,714 for the six months ended June 30, 2003 resulted from a net loss of $682 and changes in assets and liabilities of $1,391, offset in part by net non-cash items of $359.

        Net cash used in investing activities of $10,772 for the six months ended June 30, 2003 resulted from net cash paid for acquisitions of $8,638, restricted cash of $13,000, purchases of property and equipment of $921 and net advances to certain customers of $215, offset in part by net proceeds from the maturity of marketable securities of $12,002.

        Net cash provided by financing activities of $13,252 for the six months ended June 30, 2003 resulted from proceeds from a short term loan of $13,000 and stock option exercises of $355, offset in part by repayment of long-term obligations of $103.

        In May 2003, we signed a definitive purchase agreement to acquire Sanomed Handelsgesellschaft mbH, a privately held company headquartered in Hamburg, Germany. Sanomed markets various manufacturers’ hearing aids throughout Germany. The initial purchase price was approximately $13,000, with the potential for contingent purchase price of approximately $4,600 provided certain financial milestones are achieved over the next three years. The acquisition was funded by a short term loan from a U.S. bank, which is payable in full on August 23, 2003 and cash and cash equivalents of $13,000 was pledged against the loan.  We expect to partially replace this loan with a longer term loan from a German bank.

        As of June 30, 2003, we had $37,647 in cash, cash equivalents and marketable securities, of which $13,000 is restricted. We anticipate using cash to fund operations and make acquisitions of complementary businesses and technologies. While we do not expect net cash flows from operations to be significant in the near term, we do expect to have sufficient cash to fund our operating requirements for the next 12 months and into the foreseeable future.

RECENTLY ENACTED ACCOUNTING STANDARDS

        In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires a liability to be recorded for costs associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets (i.e., when an event leaves the company little or no discretion to avoid transferring or using the assets in the future). Under previous accounting rules, if a company’s management approved an exit plan, the company generally could record the costs of that plan as a liability on the approval date, even if the company did not incur the costs until a later date. Under SFAS No. 146, some of those costs might qualify for immediate recognition, while others might be recorded during one or more future periods. We adopted SFAS No. 146 on January 1, 2003 with no impact on our results of operations and financial position.

        In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”), which expanded previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted FIN 45 on January 1, 2003 with no impact on our results of operations and financial position.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123 “Accounting for Stock-Based Compensation,” and gives companies electing to expense employee stock options three methods to do so. In addition, the statement amends the disclosure requirements to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. We have elected to continue using the intrinsic value method of accounting for stock-based compensation. Therefore, SFAS No. 148 will not have any effect on our results of operations and financial position. See Note 9 for additional disclosures regarding stock-based compensation.

        In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities as defined therein and applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. We adopted FIN 46 on January 31, 2003 with no impact on our results of operations and financial position.

        In April 2003, the FASB issued SFAS No. 149 “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying hedged risk to conform to language used in FIN 45 and amends certain other existing pronouncements. This statement, the provisions of which are to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material effect on its results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that a company classify a financial instrument that is within SFAS No. 150’s scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the company. Many of those instruments were previously classified as equity. SFAS No. 150 requires a company to classify the following instruments as liabilities (or assets in some circumstances): mandatorily redeemable financial instruments; obligations to repurchase company equity shares by transferring assets; and certain obligations to issue a variable number of company equity shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material effect on its results of operations or financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        Foreign Currency Risk. We face foreign currency risks primarily as a result of the revenues we receive from sales made outside the U.S. and from intercompany account balances between our U.S. parent and our international subsidiaries. In the second quarter 2003, approximately 52% of our net sales and 42% of our operating expenses were denominated in currencies other than the U.S. dollar. Inventory purchases were transacted primarily in U.S. dollars. The local currency of each foreign subsidiary is considered the functional currency, and revenue and expenses are translated at average exchange rates for the reported periods. Therefore, our foreign sales and expenses will be higher in a period in which there is a weakening of the U.S. dollar and will be lower in a period in which there is a strengthening of the U.S. dollar. The Australian dollar, Euro, Canadian dollar, British Pound Sterling and Danish Krone are our most significant foreign currencies. Given the uncertainty of exchange rate fluctuations and the varying performance of our foreign subsidiaries, we cannot estimate the affect of these fluctuations on our future business, results of operations or financial condition. Fluctuations in the exchange rates between the U.S. dollar and other currencies could effectively increase or decrease the selling prices of our products in international markets where the prices of our products are denominated in U.S. dollars. We regularly monitor our foreign currency risks and may take measures to reduce the impact of foreign exchange fluctuations on our operating results.

        Average currency exchange rates to convert one U.S. dollar into each local currency for the three and six months ended June 30, 2003 and 2002 were as follows:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Australian dollar	1.56	1.82	1.63	1.87
Euro	0.88	1.09	0.91	1.11
Canadian dollar	1.39	1.55	1.45	1.57
British pound sterling	0.62	0.68	0.62	0.69
Danish krone	6.54	8.10	6.74	8.23

ITEM 4.	CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.  Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WE HAVE A HISTORY OF LOSSES AND NEGATIVE OPERATING CASH FLOWS

        Although we reported net income of $0.2 million in the quarter ended June 30, 2003, we have a history of losses and an accumulated deficit of $52.3 million at June 30, 2003. While cash and marketable securities increased from $35.6 million at December 31, 2002 to $37.6 million at June 30, 2003 (including $13,000 of restricted cash), we may incur net losses and negative operating cash flows in the future. Whether or not we maintain profitability will depend in significant part on increasing our net sales, maintaining or improving our gross margin and reducing, or limiting increases to, our operating expenses. Consequently, it is possible that we will not maintain profitability, or increase profitability on a quarterly or annual basis in the future.

WE FACE AGGRESSIVE COMPETITION IN OUR BUSINESS, AND IF WE DO NOT COMPETE EFFECTIVELY OUR NET SALES AND OPERATING RESULTS WILL SUFFER

        We encounter aggressive competition from a number of competitors worldwide, six of which have far greater sales and more extensive financial and business resources than we have. Some of our competitors have invested in or advanced money, offered forgivable loans and provided other monetary incentives to retail hearing aid operations. Although we have implemented similar programs on a limited basis, we may not choose to, or be able to, match these incentives, which could put us at a competitive disadvantage. In addition, competitors may purchase or establish their own network of owned or franchised retail hearing aid operations, which could cause us to lose existing customers. If we fail to compete effectively, our net sales and operating results will suffer.  The market is transitioning to less expensive digital hearing aids, which will depress the overall average selling price of our products.

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

        We anticipate that our operating results in any given period will continue to depend somewhat upon revenues from a small number of larger customers. Our customers are not generally contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time. We may be unable to retain our current customers, and may be unable to recruit replacement or additional customers. We are selling an increasing number of hearing aids to several audiology clinic consolidators that have a large number of owned or franchised retail hearing aid clinics. We are subject to the risk of losing our larger customers, incurring significant reductions in sales to these customers or reducing future prices in order to maintain our business. In addition, we are subject to the risk of being unable to collect accounts and notes receivable balances from these customers. We had one hearing aid customer who accounted for 5% of net sales in the first six months of 2003 and 7% of net sales in 2002. This customer accounted for 5% of our gross accounts receivable balance at June 30, 2003.

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

        We generally offer a 60-day return policy and a minimum of a one-year warranty on our hearing aids. Sales returns were $7.6 million in the first six months of 2003, $16.3 million in 2002 and $15.7 million in 2001. Warranty costs for remakes and repairs were $1.7 million in the six months half of 2003, $3.1 million in 2002 and $2.7 million in 2001. We may not be able to attain lower levels of returns, remakes and repairs and, in fact, these levels may increase, which could reduce our net sales and operating results.

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

        Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and licensing arrangements to establish and protect our proprietary technology.  Additionally, some foreign laws do not protect our proprietary rights to the same extent as United States laws.  If we fail to successfully enforce our intellectual property rights, our competitive position will suffer.

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

        One other item of business concerned the ratification of the appointment of KPMG LLP as the Company’s independent auditors, which was approved as follows:

	For	Against	Abstain

Ratification of the appointment of KPMG LLP as independent auditors	16,939,204	23,024	1,300

ITEM 6(a).	EXHIBITS

        (a) Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit #	Description

10.1	Amendment to 2000 Employee Stock Purchase Plan
10.2	Management Bonus Program
31.1	Rule 13a-14(a) / 15-d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) / 15-d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

ITEM 6(b).	REPORTS ON FORM 8-K

On May 29, 2003, the registrant furnished a Current Report on Form 8-K (items 2 and 7) to announce that it had entered into an agreement to purchase all of the outstanding common stock of Sanomed Handelsgesellschaft mbH, a hearing aid distribution company headquartered in Hamburg, Germany.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003

/s/ STEPHEN L. WILSON

Stephen L. Wilson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)