Form 10-Q
period 2003-09-30
SONIC INNOVATIONS INC
filed 2003-11-14
CIK 1105982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

As of November 4, 2003 there were 20,080,619 shares of the registrant’s $.001 par value common stock outstanding.

SONIC INNOVATIONS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$18,119	$13,690
Marketable securities, current portion	11,341	16,255
Accounts receivable, net	14,083	8,208
Inventories	8,642	6,485
Prepaid expenses and other	2,139	1,809
Receivable from insurance company	7,000	—

Total current assets	61,324	46,447
Marketable securities, net of current portion	5,361	5,616
Property and equipment, net	6,223	5,862
Goodwill and other indefinite-lived intangible assets	23,068	13,311
Definite-lived intangible assets, net	3,809	1,609
Other assets	2,245	1,901

Total assets	$102,030	$74,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term loan	$1,159	$102
Lawsuit settlement	7,000	—
Accounts payable	8,900	4,036
Accrued payroll and related expenses	3,017	2,890
Accrued warranty	3,626	3,613
Deferred revenue, current portion	2,396	1,809
Accrued income taxes	1,868	75
Other accrued liabilities	1,888	2,376

Total current liabilities	29,854	14,901
Long-term loan, net of current portion	7,536	—
Deferred revenue, net of current portion	2,878	—
Other liabilities	553	—

Total liabilities	40,821	14,901
Shareholders’ equity:
Common stock	21	21
Additional paid-in capital	114,193	113,434
Deferred stock-based compensation	(50)	(156)
Accumulated deficit	(52,654)	(51,584)
Accumulated other comprehensive income	3,472	1,533
Treasury stock, at cost	(3,773)	(3,403)

Total shareholders’ equity	61,209	59,845

Total liabilities and shareholders’ equity	$102,030	$74,746

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net sales	$23,084	$18,317	$61,985	$50,772
Cost of sales	10,540	8,689	28,981	24,494

Gross profit	12,544	9,628	33,004	26,278
Selling, general and administrative expense	9,374	7,124	26,350	20,485
Research and development expense	2,417	2,187	7,187	6,379
Stock-based compensation expense	28	86	105	285
Severance related costs	1,015	—	1,015	—

Operating profit (loss)	(290)	231	(1,653)	(871)
Other income, net	44	172	1,190	1,012

Income (loss) before income taxes	(246)	403	(463)	141
Provision for income taxes	142	—	607	—

Net income (loss)	$(388)	$403	$(1,070)	$141

Basic and diluted earnings (loss) per common share	$(.02)	$.02	$(.05)	$.01

Weighted average number of common shares outstanding:
Basic	19,929	19,691	19,874	19,535

Diluted	19,929	21,004	19,874	20,905

Stock-based compensation expense allocable to each caption:
Cost of sales	$1	$4	$5	$13
Selling, general and administrative expense	23	71	85	234
Research and development expense	4	11	15	38

Stock-based compensation expense	$28	$86	$105	$285

Severance related costs allocable to each caption:
Cost of sales	$613	$—	$613	$—
Selling, general and administrative expense	402	—	402	—

	$1,015	$—	$1,015	$—

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(1,070)	$141
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,024	1,623
Stock-based compensation	105	285
Foreign currency transaction gain	(942)	(184)
Changes in assets and liabilities, excluding the affect of acquisitions:
Accounts receivable, net	(864)	28
Inventories	(224)	266
Prepaid expenses and other	(565)	28
Other assets	17	(1,648)
Accounts payable and accrued expenses	1,392	(2,709)

Net cash used in operating activities	(127)	(2,170)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(8,638)	(6,183)
Purchases of property and equipment	(1,649)	(1,940)
Investments and advances, net	(179)	—
Proceeds from marketable securities, net	5,539	10,133

Net cash (used in) provided by investing activities	(4,927)	2,010
Cash flows from financing activities:
Principal payments on long-term obligations	(102)	(257)
Purchases of common stock for treasury	—	(658)
Proceeds from short-term loan	13,000	—
Principal payment on short-tem loan	(13,000)	—
Proceeds from long-term loan	8,445	—
Proceeds from exercise of stock options and employee stock purchase plan issuances	760	756

Net cash provided by (used in) financing activities	9,103	(159)
Effect of exchange rate changes on cash and cash equivalents	380	244

Net increase (decrease) in cash and cash equivalents	4,429	(75)
Cash and cash equivalents, beginning of the period	13,690	13,929

Cash and cash equivalents, end of the period	$18,119	$13,854

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for the full year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

Principles of Consolidation. The consolidated financial statements include the accounts of Sonic Innovations, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

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

Revenue Recognition. Sales are recognized when (i) products are shipped, except for retail sales in Australia and Germany, which are recognized upon acceptance by the hearing impaired consumer, (ii) persuasive evidence of an arrangement exists, (iii) title and risk of loss have transferred, (iv) the price is fixed and determinable, (v) contractual obligations have been satisfied and (vi) collectability is reasonably assured. Net sales consist of product sales less provision for sales returns, which is made at the time of sale. The Company generally has a 60-day return policy and allowances for sales returns are reflected in sales and accounts receivable. Allowances for sales returns were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Beginning balance	$3,287	$3,074	$2,629	$2,925
Provisions and acquisitions	4,516	3,806	12,778	11,435
Returns incurred	(4,475)	(3,996)	(12,079)	(11,476)

Ending balance	$3,328	$2,884	$3,328	$2,884

Revenues related to sales of extended warranties are deferred and recognized on a straight-line basis over the warranty period.

Warranty. The Company provides for the cost of remaking and repairing products under warranty at the time of sale. These costs are included in cost of sales. The warranty period ranges from one to three years. The Company analyzes the amount of historical warranty by product family and model when evaluating the adequacy of the reserve. Because of the length of the warranty period, adjustments to the originally recorded provisions may be necessary from time to time. The following table reflects changes in the Company’s reserve for warranty during the three and nine months ended September 30, 2003 and 2002.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Beginning balance	$3,580	$2,478	$3,613	$2,347
Provision and acquisitions	1,148	947	2,848	2,621
Warranty incurred	(1,102)	(946)	(2,835)	(2,489)

Ending balance	$3,626	$2,479	$3,626	$2,479

Research and Development. Research and development costs are expensed when incurred.

Severance Related Costs. Severance related costs of $1,015 incurred in the three months ended September 30, 2003 related primarily to the rationalization of certain of our manufacturing and distribution operations. The balance remaining unpaid at September 30, 2003 was $606.

Derivative Instruments. The Company may enter into forward contracts and options with financial institutions to help reduce the exposure to fluctuations between certain currencies. Theses contracts create limited earnings volatility because gains and losses associated with exchange rate movements are offset by movements in the underlying hedged items. The Company does not enter into these contracts for trading or speculation purposes.

A roll forward of the Company’s derivative financial instruments for the nine months ended September 30, 2003 was as follows:

	Euro	Australian dollar
Contracts in 2003	$12,951	$4,488
Expired in 2003	12,951	2,200

Contracts outstanding as of September 30, 2003	$—	$2,288

The outstanding Australian dollar contract was entered into on September 30, 2003.

2. ACQUISITION

In May 2003, the Company acquired 100% of the stock of Sanomed Handelsgesellschaft mbH (“Sanomed”), which markets hearing aids directly to German hearing impaired customers through ear, nose and throat (“ENT”) physicians. Sanomed was founded in 1990 as a limited liability company. The acquisition was effected through a wholly owned subsidiary of the Company, PALME Verwaltungsgellschaft mbH (subsequently changed to Sonic Innovations, GmbH). The Company accounted for this acquisition under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations.” The results of operations of Sanomed are included in the consolidated results of the Company from May 1, 2003. The Company acquired Sanomed to gain a location and meaningful presence in Germany.

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

The following table sets forth the Company’s preliminary allocation of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed:

Cash and cash equivalents	$5,669
Accounts receivable	3,388
Inventories	914
Other assets	812
Accounts payable and accrued expenses	(1,579)
Deferred revenue	(3,214)
Income tax and other liabilities	(2,565)
Definite-lived intangible assets	2,321
Goodwill	7,595

Total	$13,341

The Company is in the process of obtaining an independent appraisal of the fair values of the acquired assets and liabilities. The results of this appraisal may change the Company’s preliminary allocation of the purchase consideration.

Included in other assets in the above table is Sonic Innovations, Inc. common stock of $370 previously purchased by Sanomed. This amount was classified as treasury stock in the consolidated financial statements.

The following table sets forth summary pro forma consolidated financial information as if the acquisition had taken place at the beginning of the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net sales	$23,084	$22,551	$68,458	$62,238
Operating profit (loss)	(290)	515	(98)	33
Net income (loss)	(388)	523	(200)	549
Basic and diluted earnings (loss) per common share:
Basic	$(0.02)	$0.03	$(0.01)	$0.03

Diluted	$(0.02)	$0.02	$(0.01)	$0.03

Weighted average number of common shares outstanding:
Basic	19,929	19,691	19,874	19,535

Diluted	19,929	21,004	19,874	20,905

3. INVENTORIES

Inventories are stated at the lower of cost or market value using the first-in, first-out (“FIFO”) method and consisted of the following:

	September 30, 2003	December 31, 2002
Raw materials	$908	$1,480
Components	2,281	1,352
Work in process	290	165
Finished goods	5,163	3,488

Total	$8,642	$6,485

Provision is made to reduce excess and obsolete inventories to their estimated net realizable value. As of September 30, 2003 and December 31, 2002, reserves for excess and obsolete inventories were $1,845 and $1,111, respectively.

4. INTANGIBLE ASSETS

Intangible assets were as follows:

	September 30, 2003
	Original Cost	Accumulated Amortization	Translation/ Other	Carrying Value	Useful Lives
Definite-lived intangible assets	$4,459	$(763)	$113	$3,809	2-13 years
Goodwill and indefinite-lived intangible assets	19,844	—	3,224	23,068

Total intangible assets	$24,303	$(763)	$3,337	$26,877

	December 31, 2002
	Original Cost	Accumulated Amortization	Translation	Carrying Value	Useful Lives
Definite-lived intangible assets	$1,990	$(426)	$45	$1,609	2-13 years
Goodwill and indefinite-lived intangible assets	12,083	—	1,228	13,311

Total intangible assets	$14,073	$(426)	$1,273	$14,920

In 2003, intangibles and goodwill increased by $10,230 as a result of the Sanomed acquisition described in Note 2 and milestone payments made in connection with a previous acquisition. During the nine months ended September 30, 2003, the impact of currency translation increased the carrying value of intangibles by $2,064. Amortization expense was $218 and $52 for the three-month periods ended September 30, 2003 and 2002, respectively, and $337 and $155 for the nine-month periods ended September 30, 2003 and 2002, respectively. Annual forecasted amortization expense for the years 2003 through 2007 is as follows:

	2003	2004	2005	2006	2007
Annual amortization expense	$514	$685	$643	$588	$528

Definite-lived intangible assets include technology licenses, trade names, distribution agreements, customer lists and non-compete agreements.

5. OTHER ASSETS

Other assets consisted of the following:

	September 30, 2003	December 31, 2002
Investments and advances	$1,998	$1,707
Other	247	194

Total	$2,245	$1,901

Investments and advances consisted of one investment and one advance to two separate business partners and several advances to customers. Advances are secured by the assets of the business, life insurance policies and/or personal guarantees and bear interest at rates ranging from 5% to 8% with terms from one to five years. Investments and advances are stated at cost, net of valuation allowances of $143 and $110 as of September 30, 2003 and December 31, 2002, respectively.

6. LONG-TERM LOAN

The $13,000 purchase price of the Sanomed acquisition was funded by a short-term loan from a U.S. bank. During the third quarter, the loan was repaid and partially replaced with a long-term loan of €7,500 ($8,695 as of September 30, 2003) from a German bank. Interest on the loan is 1.0% above a EURIBOR rate as defined in the loan agreement. As collateral for the loan, the Company has obtained a standby letter of credit of $9,821 at a cost of 0.6% secured by its cash and marketable securities. The Company’s effective interest rate for the period from the inception of the loan through September 30, 2003 was 3.78%. The loan agreement requires that the Company make quarterly principal repayments of a minimum of €250.

7. INCOME TAXES

For the first nine months of 2003, certain of the Company’s non-U.S. operations were profitable, resulting in a provision for income taxes of $142 and $607 for the three and nine months ended September 30, 2003, respectively. The Company’s provision for income taxes is based on the estimated annualized effective income tax rate for each tax jurisdiction. If changes in conditions cause actual results to be more or less favorable, adjustments to the effective income tax rate would be required. The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of its non-U.S. subsidiaries since these earnings are intended to be reinvested indefinitely.

For the three and nine months ended September 30, 2002, no income tax provision or benefit was recorded because operating losses were incurred in most tax jurisdictions and tax loss carryforwards offset tax provisions in other tax jurisdictions.

8. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss)	$(388)	$403	$(1,070)	$141
Foreign currency translation gain (loss)	153	(175)	1,939	1,122

Comprehensive income (loss)	$(235)	$228	$869	$1,263

Foreign currency translation gain/(loss) reflects changes in the exchange rates of foreign currencies relative to the U.S. dollar on the translation of the Company’s net investment in its foreign subsidiaries.

9. STOCK-BASED COMPENSATION

The Company accounts for stock options issued to employees, officers and directors under Accounting Principles Board (“APB”) Opinion No. 25, which requires compensation cost to be recognized only if an option’s exercise price is below the fair market value of the Company’s common stock at the grant date.

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” provides alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation and requires new prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to adopt the “disclosure only” provisions of SFAS No. 148.

If compensation expense for all stock options, including employee stock purchase plan (ESPP) options, had been determined using the fair value based method, the Company’s net income (loss) and basic and diluted earnings (loss) per share would have been as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss) as reported	$(388)	$403	$(1,070)	$141
Stock-based compensation expense included in reported net income (loss)	28	86	105	285
Pro forma after-tax impact of options at fair value	(756)	(790)	(2,216)	(2,318)
Pro forma after-tax impact of ESPP discount	(74)	(164)	(187)	(485)

Pro forma net loss	$(1,190)	$(465)	$(3,368)	$(2,377)

Basic and diluted earnings (loss) per share as reported	$(0.02)	$0.02	$(0.05)	$0.01

Pro forma basic and diluted loss per share	$(0.06)	$(0.02)	$(0.17)	$(0.12)

The fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model. The following table outlines the assumptions used in the Black-Scholes model:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Stock Options:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.1%	4.8%	2.3%	4.8%
Expected option life in years	5.0	5.0	4.9	5.0
Expected volatility	50.7%	91.2%	63.6%	91.2%
ESPP:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.0%	4.6%	1.4%	4.6%
Expected option life in years	0.5	0.5	0.5	0.5
Expected volatility	63.1%	88.0%	63.7%	88.0%

10. EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is calculated based upon the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated based upon the weighted average shares of common stock outstanding, plus the dilutive effect of common stock equivalents outstanding. Dilutive common stock equivalents for the three months ended September 30, 2002 consisted of 1,313 shares pertaining to 3,258 stock options. Antidilutive common stock equivalents, consisting of stock options of 4,774 and 1,029 for the three months ended September 30, 2003 and 2002, respectively, were excluded from diluted earnings (loss) per share calculations.

11. SEGMENT INFORMATION

The table below presents selected information for the Company’s geographic segments. Rest-of-world (ROW) includes export sales from the U.S. to ROW countries.

	North America	Europe	ROW	Total
Three months ended September 30, 2003
Net sales to external customers	$10,382	$8,902	$3,800	$23,084
Operating profit (loss)	(1,358)	857	211	(290)
Three months ended September 30, 2002
Net sales to external customers	10,415	3,952	3,950	18,317
Operating profit (loss)	(681)	335	577	231
Nine months ended September 30, 2003
Net sales to external customers	30,592	20,422	10,971	61,985
Operating profit (loss)	(3,814)	1,199	962	(1,653)
Nine months ended September 30, 2002
Net sales to external customers	29,521	10,553	10,698	50,772
Operating profit (loss)	(3,140)	810	1,459	(871)
September 30, 2003
Identifiable segment assets	55,955	34,192	11,883	102,030
Long-lived assets	9,336	17,330	8,679	35,345
December 31, 2002
Identifiable segment assets	50,305	14,047	10,394	74,746
Long-lived assets	8,776	6,764	7,143	22,683

12. LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit filed in October 2000 claiming that the Company and certain of its officers and directors violated federal securities laws by providing materially false and misleading information or concealing information about the Company’s relationship with Starkey Laboratories, Inc. The complaint alleges that as a result of false statements or omissions, the Company was able to complete its initial public offering, artificially inflate its financial projections and results and have its stock trade at inflated levels. The Company continues to deny these allegations. The Company has reached an agreement in principle to settle the securities class action lawsuits that have been consolidated under the caption Lynda Steinbeck et al. v. Sonic Innovations, Inc., et al., in the United States District Court for the District of Utah. The terms of the settlement call for a cash payment of $7,000, which will be funded by the Company’s directors and officers liability insurance. The settlement should have no impact on the Company’s results of operations, liquidity or equity position. Final settlement is contingent on negotiation and execution of a formal settlement stipulation and court approvals of the settlement following notification to members of the class and an opportunity for class members to object.

13. RECENTLY ENACTED ACCOUNTING STANDARDS

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

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which expanded previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 on January 1, 2003 with no impact on its results of operations and financial position.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The Company adopted the consensus in the third quarter 2003 with no impact on its results of operations and financial condition.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities as defined therein and applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The Company adopted FIN 46 on January 31, 2003 with no impact on its results of operations and financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying hedged risk to conform to language used in FIN 45 and amends certain other existing pronouncements. SFAS No. 149, the provisions of which are to be applied prospectively, is effective for contracts entered into or modified after September 30, 2003. The Company adopted SFAS No. 149 on October 1, 2003 with no impact on its results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that a company classify a financial instrument that is within this statement’s scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the company. Many of those instruments were previously classified as equity. SFAS No. 150 requires a company to classify the following instruments as liabilities (or assets in some circumstances): mandatorily redeemable financial instruments; obligations to repurchase company equity shares by transferring assets; and certain obligations to issue a variable number of company equity shares. SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003 with no impact on its results of operations and financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands, except per share data)

The following discussion contains forward-looking statements that involve risks and uncertainties. These statements refer to our future results, plans, objectives, expectations and intentions. These forward-looking statements include statements regarding the following factors: market transition from analog to digital hearing aids, particularly lower priced digital aids; growth of low-priced digital hearing aid market segment; anticipation of improvement in European sales in the fourth quarter 2003; anticipation of gross profit improvement due to increased unit sales; anticipation of gross margin improvement due to absorption benefits of additional volume and cost reduction efforts on several fronts; shift of sales mix toward lower-priced products and the resultant negative impact on overall average selling prices and gross margin; increased selling, general and administrative expense; quarterly variations in selling and marketing expenses; decreased research and development expense in the fourth quarter 2003 due to timing of payments to a third-party IC contractor and increased research and development expense thereafter; the Company’s goal for research and development expense to be at approximately 10% of net sales; amortization of deferred stock-based compensation; use of cash to fund operations and acquisitions of complimentary businesses and technologies; and sufficiency of cash to fund our operations. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks discussed in the section entitled, “Factors That May Affect Future Performance” elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2002. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations information for the periods indicated expressed as a percentage of net sales.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.7	47.4	46.8	48.2

Gross profit	54.3	52.6	53.2	51.8
Selling, general and administrative expense	40.6	38.9	42.5	40.3
Research and development expense	10.5	11.9	11.6	12.6
Stock-based compensation expense	0.1	0.5	0.2	0.6
Severance related costs	4.4	0.0	1.6	0.0

Operating profit (loss)	(1.3)	1.3	(2.7)	(1.7)
Other income, net	0.2	0.9	2.0	2.0

Income (loss) before income taxes	(1.1)	2.2	(0.7)	0.3
Provision for income taxes	0.6	0.0	1.0	0.0

Net income (loss)	(1.7)%	2.2%	(1.7)%	0.3%

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of the related sale. Net sales were $23,084 for the quarter ended September 30, 2003, a 26% increase from $18,317 for the quarter ended September 30, 2002. Net sales for the nine months ended September 30, 2003 were $61,985, a 22% increase from $50,772 recorded for the nine months ended September 30, 2002. The increase was mainly a result of sales from businesses acquired in Germany in May 2003 and the Netherlands in October 2002 and the favorable effect of foreign currency exchange rates resulting from the weaker U.S. dollar.

By geography, North American sales in the third quarter 2003 of $10,382 were comparable to the third quarter 2002 sales of $10,415. A small decrease in U.S. sales offset a 28% increase in Canadian sales. For the nine months ended September 30, 2003, North American sales were $30,592 compared to $29,521 for the corresponding period in 2002, an increase of 4%. We believe that the transition from lower priced analog aids to higher priced digital aids, along with the poor economic climate, have caused consumers to seek out lower priced digital aids. Because we do not sell analog products while our competitors do, we believe customers that are shifting from analog aids find it easier to migrate to our competitors’ low priced digital aids.

European sales of $8,902 in the third quarter 2003 were up 125% from third quarter 2002 sales of $3,952 and increased by 94% to $20,422 for the nine months ended September 30, 2003, up from $10,553 for the corresponding period in 2002, as a result of acquisitions of businesses in Germany in May 2003 and the Netherlands in October 2002 and the favorable effect of foreign currency exchange rates, offset somewhat by slowing sales in much of the rest of Europe. Our Natura 3 product line is beginning to be more fully introduced in Europe and we expect to see improvement in European sales in the fourth quarter 2003.

Rest-of-world sales of $3,800 decreased 4% from third quarter 2002 sales of $3,950 and increased by 3% to $10,971 for the nine months ended September 30, 2003, up from $10,698 for the corresponding period in 2002, as continued growth of our Australian business offset the loss of business in Japan and Brazil.

We generally have a 60-day return policy for our hearing aid products. Sales returns were $4,475 and $3,996 for the quarters ended September 30, 2003 and 2002, respectively. Sales returns as a percentage of hearing aid sales were 16.2% in the third quarter 2003, down from 17.9% in the third quarter 2002. Sales returns were $12,079 and $11,476 for the nine months ended September 30, 2003 and 2002, respectively. Sales returns as a percentage of hearing aid sales were 16.0% for the nine months ended September 30, 2003, down from 18.4% for the nine months ended September 30, 2002. The decrease in sales returns as a percentage of sales was mainly a result of (i) a shift in U.S. sales mix towards lower-priced products (lower-priced hearing aids are generally returned at a lower rate) and (ii) a higher level of non-U.S. sales (a lower return rate exists outside the U.S.).

Cost of Sales. Cost of sales consists of manufacturing costs, royalty expenses, quality assurance costs and costs associated with product remakes and repairs. Cost of sales was $10,540 for the quarter ended September 30, 2003, an increase of $1,851 (21%) from cost of sales of $8,689 for the quarter ended September 30, 2002. Gross margin of 54.3% in the third quarter 2003 established a Company historical record high and was improved from third quarter 2002 gross margin of 52.6% mainly due to better overhead absorption due to increased unit volume, a favorable foreign currency exchange rate impact and the transition to selling Sonic Innovations products rather than third party products in Germany with the resultant manufacturing profit being added to consolidated gross profit. In addition, the product mix shift toward our lower-priced products appears to be slowing down. Cost of sales was $28,981 for the nine months ended September 30, 2003, an increase of $4,487 (18%) from cost of sales of $24,494 for the nine months ended September 30, 2002. Gross margin of 53.2% in the nine months ended September 30, 2003 increased from gross margin of 51.8% in the nine months ended September 30, 2002 primarily due to cost reductions and the impact of acquisitions. We expect gross margin to improve going forward as we experience the absorption benefits of additional volume and continue with our cost reduction efforts on a number of fronts.

We provide for the cost of remaking and repairing products under warranty at the time of sale. Warranty periods range from one to three years for hearing aids. Warranty costs were $1,102 and $946 for the quarters ended September 30, 2003 and 2002, respectively and $2,835 and $2,489 for the nine months ended September 30, 2003 and 2002, respectively. The increase in warranty costs was principally due to the increase in sales.

Selling, General and Administrative. Selling, general and administrative expense consists primarily of wages and benefits for personnel, sales commissions, promotions and advertising, marketing support, conventions and administrative expenses. Selling, general and administrative expense was $9,374, or 41% of net sales, for the quarter ended September 30, 2003, an increase of $2,250 (32%) from selling, general and administrative expense of $7,124, or 39% of net sales, for the quarter ended September 30, 2002. Selling, general and administrative expense was $26,350, or 43% of net sales, for the nine months ended September 30, 2003, an increase of $5,865 (29%) from selling, general and administrative expense of $20,485, or 40% of net sales, for the nine months ended September 30, 2002. The increase in selling, general and administrative expense for the three and nine months ended September 30, 2003 was principally a result of our acquisition activity and the negative effect of foreign currency exchange rates. Excluding acquisitions and the effect of foreign currency exchange rates, selling, general and administrative expense actually decreased in 2003 from 2002 levels.

We expect selling, general and administrative expense to increase in dollars, although not necessarily as a percentage of sales. In addition, selling and marketing expenses may vary from quarter to quarter as a result of our new product introductions, the timing of our advertising campaigns, and convention costs.

Research and Development. Research and development expense consists primarily of wages and benefits for personnel, consulting, software, intellectual property, clinical study and engineering support costs. Research and development expense was $2,417, or 11% of net sales, for the quarter ended September 30, 2003, an increase of $230 (11%) from research and development expense of $2,187, or 12% of net sales, for the quarter ended September 30, 2002. Research and development expense was $7,187, or 12% of net sales, for the nine months ended September 30, 2003, an increase of $808 (13%) from research and development expense of $6,379, or 13% of net sales, for the nine months ended September 30, 2002. The increase in research and development expense for the three and nine months ended September 30, 2003 was principally due to costs associated with the design, development and introduction of the Natura 3 product family and assistance in the design and development of advanced integrated circuitry by a third-party contractor. We expect research and development expense to decrease in the fourth quarter 2003 due to the timing of payments to the third-party IC contractor. Thereafter, we expect research and development expenses to increase in dollars, although not necessarily as a percentage of sales. Our goal is for research and development expense to be at approximately 10% of net sales.

Stock-based Compensation. Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of our common stock on the grant date for stock options granted in the one-year period preceding the initial filing of our initial public offering and is being amortized over the vesting periods of the individual stock options, periodically adjusted for employee separations. For the quarters ended September 30, 2003 and 2002, stock-based compensation expense was $28 and $86, respectively. For the nine months ended September 30, 2003 and 2002, stock-based compensation expense was $105 and $285, respectively. As of September 30, 2003, deferred stock-based compensation of $50 is expected to be amortized as follows: October 1 to December 31, 2003 - $12; 2004 - $27; and 2005 - $11.

Severance Related Expenses. Severance related expenses of $1,015 in the third quarter 2003 related primarily to the rationalization of certain of our manufacturing and distribution operations.

Other Income. Other income in the third quarter 2003 was $44, compared to other income of $172 in the third quarter 2002. The decrease resulted from lower interest income rates on investments and interest expense on a loan procured in connection with our German acquisition. Other income in the nine months ended September 30, 2003 of $1,190 increased slightly from other income of $1,012 in the nine months ended September 30, 2002 as a result of higher foreign currency exchange gains resulting from the impact of a weaker U.S. dollar on the intercompany balances between our U.S. parent company and our non-U.S. subsidiaries, offset somewhat by lower interest income due to reduced investment balances and interest rates and interest expense on our acquisition related loan.

Income Taxes. For the three and nine months ended September 30, 2003, certain of our non-U.S. operations were profitable, resulting in a provision for income taxes of $142 and $607 for the three and nine months ended September 30, 2003, respectively. We have not provided for U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of our non-U.S. subsidiaries since these earnings are intended to be reinvested indefinitely.

Net Income (Loss). Net loss for the three months ended September 30, 2003 was $(388) ($0.02 per share) compared to net income for the three months ended September 30, 2002 of $403 ($0.02 per share). Net loss for the nine months months ended September 30, 2003 was $(1,070) ($0.05 per share) compared to net income for the nine months ended September 30, 2002 of $141 ($0.01 per share).

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities of $127 for the nine months ended September 30, 2003 resulted from a net loss of $1,070 and changes in assets and liabilities of $244, offset, in part, by net non-cash expenses of $1,187.

Net cash used in investing activities of $4,927 for the nine months ended September 30, 2003 resulted from net cash paid for acquisitions of $8,638, purchases of property and equipment of $1,649 and net advances to certain customers of $179, offset, in part, by net proceeds from the maturity and sale of marketable securities of $5,539.

Net cash provided by financing activities of $9,101 for the nine months ended September 30, 2003 resulted from proceeds from a long-term Euro loan of 7,500 ($8,695 at September 30, 2003) and stock option exercises and employee stock purchase plan issuances of $760, offset, in part, by repayment of long-term obligations of $103.

In May 2003, we signed a definitive purchase agreement to acquire Sanomed Handelsgesellschaft mbH, a privately held company headquartered in Hamburg, Germany. Sanomed markets various manufacturers’ hearing aids throughout Germany. The initial purchase price was approximately $13,000, with the potential for contingent purchase price of approximately $4,600 provided certain sales milestones are achieved over the next three years. The acquisition was funded by a $13,000 short-term loan, which was retired and partially replaced with a long-term loan of €7,500 ($8,695 as of September 30, 2003). The loan agreement requires quarterly principal repayments of €250.

As of September 30, 2003, we had $34,821 in cash, cash equivalents and marketable securities and $8,695 in debt. We anticipate using cash to fund operations and make acquisitions of complementary businesses and technologies. While we do not expect net cash flows from operations to be significant in the near term, we do expect to have sufficient cash to fund our operating requirements into the foreseeable future.

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

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which expanded previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted FIN 45 on January 1, 2003 with no impact on our results of operations and financial position.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods beginning after June 15, 2003. We adopted the consensus in the third quarter 2003 with no impact on our results of operations and financial condition.

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

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities as defined therein and applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. We adopted FIN 46 on January 31, 2003 with no impact on our results of operations and financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying hedged risk to conform to language used in FIN 45 and amends certain other existing pronouncements. SFAS No. 149, the provisions of which are to be applied prospectively, is effective for contracts entered into or modified after September 30, 2003. We adopted SFAS No. 149 on October 1, 2003 with no impact on our results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that a company classify a financial instrument that is within this statement’s scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the company. Many of those instruments were previously classified as equity. SFAS No. 150 requires a company to classify the following instruments as liabilities (or assets in some circumstances): mandatorily redeemable financial instruments; obligations to repurchase company equity shares by transferring assets; and certain obligations to issue a variable number of company equity shares. SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 on July 1, 2003 with no impact on our results of operations and financial position.

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

WE HAVE A HISTORY OF LOSSES AND NEGATIVE OPERATING CASH FLOWS

We reported net loss of $0.4 million for the quarter ended September 30, 2003. We have a history of losses and an accumulated deficit of $52.7 million at September 30, 2003. Cash and marketable securities decreased from $35.6 million at December 31, 2002 to $34.8 million at September 30, 2003. We may incur net losses and negative operating cash flows in the future. Whether or not we achieve and maintain profitability will depend in significant part on increasing our net sales, maintaining or improving our gross margin and reducing, or limiting increases to, our operating expenses. Consequently, it is possible that we will not achieve or maintain profitability, or increase profitability on a quarterly or annual basis in the future.

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

OUR FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE

Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Factors that may cause fluctuations in our operating results include the following: general economic conditions; the competitive performance of our products; government reimbursement levels for hearing aids; distribution or market acceptance of our products, particularly our newer products where eventual market acceptance may not follow early indications; difficulties in relationships with our customers; demand for and market acceptance of our products; cancellation of or a reduction in orders from larger customers; manufacturing problems; high levels of returns, remakes and repairs; changes in our product or customer mix; competitive pressures resulting in lower selling prices or significant promotional costs; unanticipated delays or problems in the introduction of new products; regulatory requirements; difficulties in managing international operations; difficulty in integrating and managing acquired operations that could result in poor performance and write-downs of acquired intangible assets; the effect of future acquisitions, if any; component availability and pricing; the effect of international conflicts and threats; inability to forecast revenue accurately; nonpayment of accounts and notes receivable; write-offs of intangible assets created as a result of acquisitions; the announcement or introduction of new products or services by our competitors; and other business factors beyond our control.

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

WE HAVE MADE A NUMBER OF ACQUISITIONS AND COULD MAKE ADDITIONAL ACQUISITIONS, WHICH COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE THE EQUITY OF OUR SHAREHOLDERS AND HARM OUR OPERATING RESULTS

We may not be able to meet performance expectations for, or successfully integrate, businesses we have acquired or may acquire on a timely basis or at all. To manage and expand businesses that we have acquired, we will be required to (i) improve financial and management information controls and reporting systems and procedures; (ii) hire, train and manage additional qualified personnel; (iii) expand our direct and indirect sales channels; and (iv) transition acquired businesses to sell more of our branded products. Establishing and maintaining adequate financial controls is particularly challenging in small companies acquired outside the U.S. where the accounting personnel are less familiar with U.S. accounting standards and where separation of duties is inherently more difficult because of the smaller staff.

As part of our business strategy, we may continue to make acquisitions that complement or expand our existing business. Our acquisition of businesses and expansion of operations involve risks, including (i) the inability to successfully integrate acquired businesses or to realize anticipated synergies, economies of scale or other expected value; (ii) difficulties in managing and coordinating operations at new sites; (iii) loss of key employees of acquired businesses; (iv) loss of key customers of acquired businesses, (v) diversion of management’s attention from other business concerns; and (vi) risks of entering markets in which we have no direct or limited prior experience.

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

We anticipate that our operating results in any given period will continue to depend in part upon revenues from a small number of larger customers. Our customers are not generally contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time. We may be unable to retain our current customers, and we may be unable to recruit replacement or additional customers. We are selling hearing aids to several audiology clinic consolidators that have a large number of owned or franchised retail hearing aid clinics. We are subject to the risk of losing our larger customers, incurring significant reductions in sales to these customers or reducing future prices in order to maintain our business. In addition, we are subject to the risk of being unable to collect receivable balances from these customers. We had one hearing aid customer who accounted for 4% of net sales in the first nine months of 2003 and 7% of net sales in 2002. This customer accounted for 4% of our gross accounts receivable balance at September 30, 2003.

WE ARE A DEFENDANT IN A CLASS ACTION LAWSUIT IN WHICH THE PLAINTIFF IS CLAIMING THAT WE AND CERTAIN OF OUR OFFICERS AND DIRECTORS VIOLATED FEDERAL SECURITIES LAWS

We are a defendant in a lawsuit filed in October 2000 claiming that we and certain of our officers and directors violated federal securities laws by providing materially false and misleading information or concealing information about the our relationship with Starkey Laboratories, Inc. The complaint alleges that as a result of false statements or omissions, we were able to complete our initial public offering, artificially inflate our financial projections and results and have our stock trade at inflated levels. We continue to deny these allegations. We have reached an agreement in principle to settle the securities class action lawsuits that have been consolidated under the caption Lynda Steinbeck et al. v. Sonic Innovations, Inc., et al., in the United States District Court for the District of Utah. The terms of the settlement call for a cash payment of $7.0 million, which will be funded by Sonic Innovations’ directors and officers liability insurance. The settlement should have no impact on our financial results, liquidity or equity position. Final settlement is contingent on negotiation and execution of a formal settlement stipulation and court approvals of the settlement following notification to members of the class and an opportunity for class members to object.

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

We generally offer a 60-day return policy and a minimum of a one-year warranty on our hearing aids. Sales returns were $12.1 million in the first nine months of 2003, $16.3 million in 2002 and $15.7 million in 2001. Warranty costs for remakes and repairs were $2.8 million in the nine months half of 2003, $3.1 million in 2002 and $2.7 million in 2001. We may not be able to attain lower levels of returns, remakes and repairs and, in fact, these levels may increase, which could reduce our net sales and operating results.

IF WE FAIL TO DEVELOP NEW AND INNOVATIVE PRODUCTS, OUR COMPETITIVE POSITION WILL SUFFER, AND IF OUR NEW PRODUCTS DO NOT GAIN MARKET SHARE AS RAPIDLY AS WE ANTICIPATE, OUR OPERATING RESULTS WILL SUFFER

In order to be successful, we must develop new products and be a leader in the commercialization of new technology innovations in the hearing aid market. Technological innovation is expensive and unpredictable and may require hiring (i) expert personnel who are difficult to find and attract or (ii) external vendors to perform complex tasks. Without the timely introduction of new products, our existing products are likely to become technologically obsolete over time, which would harm our business. We may not have the technical capabilities necessary to develop further technologically innovative products. In addition, any enhancements to, or new generations of, our products, even if successfully developed, may not generate revenue in excess of the costs of development. Our products may be rendered obsolete by changing consumer preferences or the introduction of products embodying new technologies or features by us or our competitors. If our products do not gain market share as rapidly as we anticipate, our net sales and operating results will suffer.

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

SELLING THROUGH NON-TRADITIONAL DISTRIBUTION CHANNELS COULD HARM OUR RELATIONSHIPS WITH EXISTING CUSTOMERS AND CAUSE THEM TO PURCHASE FEWER OF OUR PRODUCTS, WHICH WOULD REDUCE OUR NET SALES AND OPERATING RESULTS

In Germany and Austrialia we sell our products direct to the hearing impaired consumer, and in several other markets we sell our products through non-traditional hearing aid retail channels. Our current initiatives or any future initiatives could alienate our traditional hearing care professional customers. It is possible that our hearing care professional customers will react by reducing or discontinuing their purchases from us. In such a scenario, the resulting loss of revenue may not be offset by revenue from new distribution channels, and we may choose not to continue using any of these new channels. Should hearing care professionals react unfavorably to such a strategy, they would likely purchase fewer of our products, which would reduce our net sales and operating results and damage our competitive position.

WE ARE DEPENDENT ON INTERNATIONAL OPERATIONS, WHICH EXPOSES US TO A VARIETY OF RISKS THAT COULD RESULT IN LOWER INTERNATIONAL SALES AND OPERATING RESULTS

We anticipate that international sales will continue to account for a material portion of our net sales. Our reliance on international operations exposes us to related risks and uncertainties, which, if realized, could cause our international sales and operating results to decrease. For example, in order to market our products in the European Union (“EU”), we are required to have the EU’s CE Mark certification. Any failure to maintain our CE Mark certification would significantly reduce our net sales and operating results. In addition, we face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S. and from the intercompany account balances between our U.S. parent company and our non-U.S. subsidiary companies. Fluctuations in the exchange rates between the U.S. dollar and other currencies could negatively affect the sales price of our products in international markets or lead to currency exchange losses.

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

IF OUR STOCK PRICE DOES NOT INCREASE, WE MAY HAVE DIFFICULTY RETAINING KEY EMPLOYEES

Stock options are an important component of the compensation of our key personnel. If our stock price does not increase in the future, we may face difficulty retaining key employees and may need to exchange existing options for new options or issue new options to motivate and retain our key employees, which would be dilutive to the equity of our shareholders. In addition, recently announced accounting rules likely will require us to expense the value of options vesting or granted after January 1, 2005. This will result in lower reported earnings per share as compared to current accounting practice and may lead the Company to seek alternative means of providing incentive compensation, which could be less effective at attracting, retaining and motivating key employees.

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

IF WE FAIL TO COMPLY WITH FOOD AND DRUG ADMINISTRATION REGULATIONS, WE MAY SUFFER FINES, INJUNCTIONS OR OTHER PENALTIES

Our products are considered to be medical devices and are, accordingly, subject to regulation in the U.S. by the Food and Drug Administration (“FDA”) and similar entities in other countries. We must comply with facility registration and product listing requirements of the FDA and similar entities and adhere to its Quality System Regulations. Noncompliance with applicable FDA and similar entities requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production or criminal prosecution.

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

Sales of substantial amounts of our common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our common stock. Approximately 5.0 million of our outstanding shares of common stock continue to be held by venture capital firms that have not yet distributed their shares to their limited partners. In addition, some of our officers have adopted trading plans under SEC Rule 10b5-1 in order to dispose of a portion of their shares in an orderly manner. Other officers or directors may adopt such a trading plan in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We generally invest our cash in money market funds and corporate debt securities that are subject to minimal credit and market risk considering that they mature quickly (expected maturities of 18 months or less from date of purchase) and provided that we hold them to maturity, which is our intention. The interest rates on our customer advances approximate the market rates for comparable instruments and are fixed. We believe the market risks associated with these financial instruments are minimal.

Foreign Currency Risk. We face foreign currency risks primarily as a result of the revenues we receive from sales made outside the U.S. and from intercompany account balances between our U.S. parent and our international subsidiaries. In the third quarter 2003, approximately 57% of our net sales and 42% of our operating expenses (excluding severance related costs) were denominated in currencies other than the U.S. dollar. Inventory purchases are transacted primarily in U.S. dollars. The local currency of each foreign subsidiary is considered the functional currency, and revenue and expenses are translated at average exchange rates for the reported periods. Therefore, our foreign sales and expenses will be higher in a period in which there is a weakening of the U.S. dollar and will be lower in a period in which there is a strengthening of the U.S. dollar. The Australian dollar, Euro, Canadian dollar, British pound sterling and Danish krone are our most significant foreign currencies. Given the uncertainty of exchange rate fluctuations and the varying performance of our foreign subsidiaries, we cannot estimate the affect of these fluctuations on our future business, results of operations or financial condition. Fluctuations in the exchange rates between the U.S. dollar and other currencies could effectively increase or decrease the selling prices of our products in international markets. We regularly monitor our foreign currency risks and may take measures to reduce the impact of foreign exchange fluctuations on our operating results.

Average currency exchange rates to convert one U.S. dollar into each local currency for the three and nine months ended September 30, 2003 and 2002 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Australian dollar	1.52	1.83	1.59	1.86
Euro	0.89	1.02	0.90	1.08
Canadian dollar	1.38	1.56	1.43	1.57
British pound sterling	0.62	0.65	0.62	0.68
Danish krone	6.60	7.55	6.69	8.04

We hedge certain intercompany balances against future movements in foreign currency exchange rates by using foreign exchange forward contracts. Gains and losses on the contracts are intended to offset foreign exchange gains or losses from the revaluation of liabilities denominated in currencies other than the functional currency of the reporting entity. Our foreign exchange forward contracts generally mature within 90 days. We do not intend to utilize derivative financial instruments for trading purposes.

As of September 30, 2003, we had one outstanding hedge contract covering our Australian intercompany balance for $2,287, which expires on December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to provide in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported appropriately.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit filed in October 2000 claiming that the Company and certain of its officers and directors violated federal securities laws by providing materially false and misleading information or concealing information about the Company’s relationship with Starkey Laboratories, Inc. The complaint alleges that as a result of false statements or omissions, the Company was able to complete its initial public offering, artificially inflate its financial projections and results and have its stock trade at inflated levels. The Company continues to deny these allegations. The Company has reached an agreement in principle to settle the securities class action lawsuits that have been consolidated under the caption Lynda Steinbeck et al. v. Sonic Innovations, Inc., et al., in the United States District Court for the District of Utah. The terms of the settlement call for a cash payment of seven million dollars, which will be funded by the Company’s directors and officers liability insurance. The settlement should have no impact on Sonic Innovations’ financial results, liquidity or equity position. Final settlement is contingent on negotiation and execution of a formal settlement stipulation and court approvals of the settlement following notification to members of the class and an opportunity for class members to object.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit #	Description
31.1	Rule 13a-14(a) / 15-d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) / 15-d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K.

On July 30, 2003, the registrant furnished a Current Report on Form 8-K (items 7 and 12) to report current earnings for its second quarter and six months ended June 30, 2003.

On August 5, 2003, the registrant furnished a Current Report on Form 8-K/A (items 2 and 7) to amend the Current Report on Form 8-K of Sonic Innovations, Inc. dated May 22, 2003 regarding the acquisition of Sanomed Handelsgesellschaft mbH. The sole purpose of the amendment was to provide the audited historical financial statements of the acquired business as required by Item 7(a) and the unaudited pro forma financial statements required by Item 7(b), which financial statements and information were excluded form the original filing in reliance on Items 7(a)(4) and 7(b)(2), respectively, of Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003

/s/ STEPHEN L. WILSON
Stephen L. Wilson Senior Vice President and Chief Financial Officer (Principal Financial Officer)