Form 10-K
period 2003-12-31
SONIC INNOVATIONS INC
filed 2004-03-15
CIK 1105982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 000-30335

SONIC INNOVATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0494518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2795 East Cottonwood Parkway, Suite 660 Salt Lake City, UT	84121-7036
(Address of principal executive offices)	(Zip Code)

(801) 365-2800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.001 Par Value)

Preferred Stock Purchase Rights

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).  ☒

The aggregate market value of the voting, and non-voting common equity held by non-affiliates of the registrant as of March 8, 2004, computed by reference to the closing sale price of the registrant’s common stock on the Nasdaq National Market on June 30, 2003 ($3.60) was approximately $72.6 million. For purposes of this calculation, all executive officers and directors of the registrant and all beneficial owners of more than ten percent or more of the registrant’s common stock (and their affiliates) were considered affiliates.

As of March 8, 2004, the registrant had outstanding 20,510,778 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

This Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements refer to our future results, plans, objectives, expectations and intentions and are identified in detail in Item 7 of this Form 10-K. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements. Investors are cautioned not to place undue reliance on such statements, which speak only as of the date made. Factors that could contribute to these differences are discussed in detail in the section titled Factors That May Affect Future Performance included in Item 1 of this Form 10-K. Investors should understand that it is not possible to predict or identify all such factors that could cause actual results to differ from expectations, and we are under no obligation to update these factors.

ITEM 1.	BUSINESS

Our Company

Sonic Innovations, Inc. designs, develops, manufactures and markets advanced digital hearing aids designed to provide the highest levels of satisfaction for hearing impaired consumers. Capitalizing on what we believe is an advanced understanding of human hearing, we have developed patented digital signal processing (DSP) technologies and embedded them in the smallest single-chip DSP platform ever installed in a hearing aid. In the United States (U.S.), Canada, Denmark, England, Switzerland, Austria and the Netherlands, we sell finished hearing aids principally to hearing care professionals. In Germany and Australia, we sell hearing aids directly to hearing impaired consumers. In other parts of the world where we do not have a direct presence, we sell finished hearing aids and hearing aid kits principally to distributors. We first began shipping product in the fourth quarter of 1998.

Our Natura 3, Natura 2 SE, Altair, Tribute and Quartet product lines, which incorporate our DSP platform, are among the smallest products available today and can be purchased in the six common models for hearing aids: behind-the-ear; in-the-ear; half-shell; in-the-canal; mini-canal; and completely-in-the-canal. Our Adesso product, which also incorporates our DSP platform, is a programmable, instant-fit, completely-in-the canal model that is the smallest digital hearing aid available today.

In May 2003, we acquired Sanomed Handelsgesellschaft mbH, a hearing aid retailer in Germany. This acquisition provided us with a measurable presence in the world’s second largest hearing aid market. Traditionally, hearing aid manufacturers sell to a hearing aid retailer who then sells to the consumer. Sanomed is different in its distribution model than our major competitors, in that it sells direct to the consumer, using the ear-nose-throat (ENT) physician to do the hearing aid fitting.

Industry Background

The Market

The market for hearing aids is very large and has substantial unmet needs. Industry researchers estimate that approximately 10% of the population suffers from hearing loss, but only about 2% actually use hearing aids. Said differently, of the total population that could benefit from a hearing aid, only about 20% own a hearing aid. This is depicted in the following chart:

Hearing Aid Market by Segment

Type of hearing impairment	Hearing impaired percentage by type	Percentage of hearing aid owners within each type	Percentage of total hearing impaired who are hearing aid owners
Mild/moderate	81%	14%	11.0%
Severe	15	50	7.5
Profound	4	37	1.5

Total	100%		20.0%

As seen in the above chart, the use of hearing aids is particularly low in the mild/moderate segment of the hearing impaired population. Hearing impaired people in this segment, which comprises a very large percentage of the hearing impaired population, often do not purchase hearing aids for a variety of reasons, including their belief that their hearing loss is not significant enough to warrant a hearing aid, their concern regarding the stigma associated with wearing a hearing aid and their perception that existing hearing aids are uncomfortable, do not perform well, cannot solve specific hearing problems and are too expensive.

Despite this low level of market penetration, worldwide retail sales of hearing aids are estimated to be approximately $5 billion and wholesale sales are estimated to be approximately $2 billion. We anticipate that demographic trends, such as the aging of the developed world’s population, will accelerate the growth in the size of the hearing impaired population, which should result in increasing hearing aid sales over time.

The hearing aid market can be categorized into three segments—non-programmable analog, programmable analog and digital. Digital hearing aids were first introduced in 1996 and in 2003 represent an estimated 66% of U.S. hearing aid sales, up from 45% in 2002. Digital hearing aids have continued to gain market share at the expense of older analog technology. This is particularly true as digital hearing aids have become more affordable and closer in price to analog hearing aids. In 2003, the overall U.S. hearing aid market grew by approximately 5% in units according to data provided by the Hearing Industry Association. We believe that as companies like ours continue to take advantage of the full potential of the digital platform the percentage of sales from digital hearing aids will continue to increase. However, we believe the pace of digital penetration will begin to slow. As a digital hearing aid company, we continue to benefit from the market trend from analog to digital.

Hearing Impairment

The major causes of hearing loss are aging, noise exposure, disease and injury. Hearing loss is usually gradual and develops slowly. In most cases it goes unnoticed by the hearing impaired individual until the coping mechanisms they have developed (turning up the volume on the TV, moving closer in proximity to the speaker, etc.) are no longer effective. The impact of hearing loss on a person’s lifestyle can be dramatic. For adults, it can result in isolation from family and friends and a reluctance to participate in social events. In children, it can negatively affect the ability to learn, the development of communication skills and the ability to interact with others.

Approximately 90% of all permanent hearing impairments are characterized as sensorineural losses, and the remaining 10% are characterized as conductive losses. Sensorineural losses, which stem from deterioration of or damage to the cochlea, typically cannot be corrected by medical or surgical means. Hearing aids offer the most effective rehabilitation for sensorineural losses. Conductive losses, which can be temporary or permanent, are generally corrected by medicine or surgery and we do not compete in this market.

In the case of sensorineural hearing loss, all sounds are not affected equally. Typically, higher frequencies are more difficult to hear than lower frequencies. Accordingly, the first sounds to “disappear” are those that have the highest pitches, such as the voices of women and children. Furthermore, speech becomes much more difficult to comprehend since it is the softer, higher-pitched consonants that provide essential information to facilitate discrimination among words. Consider the following word list: cat, hat, fat, sat. Without the ability to clearly hear the first letter of each of these words, a person is rendered helpless to comprehend what is being said. As a result, people with hearing losses often complain that they can hear others talking but do not understand what is being said.

Hearing Aids

It is now well known that sensorineural hearing loss results from damage to the hair cells in the inner ear (cochlea). This damage produces both frequency-specific hearing loss and frequency-specific loudness recruitment. The recruitment problem associated with sensorineural loss is characterized by little or no sensitivity to low-level signals, mild loss of sensitivity to mid-level signals, and normal sensitivity to high-level signals.

Early generation hearing aids focused on simply amplifying previously inaudible sounds to an audible level, which addressed the overall loss of hearing sensitivity, but not loss of sensitivity at individual frequencies or pitches. The result was under-amplification of certain sounds and over-amplification of other sounds. This problem severely limited improvements in speech intelligibility; so hearing was, in reality, only partially improved.

In the mid 1980’s, hearing aids emerged that amplified sounds at different frequencies by predetermined amounts providing “frequency shaping” for the loss of sensitivity. This allowed little to no amplification at pitches where there was no hearing loss and greater amplification at pitches where there was a hearing loss. Unfortunately, these devices did nothing to address the recruitment problem and continued to allow many soft sounds to be inaudible and loud sounds to be intolerable. The wearer was forced to constantly adjust the hearing aid volume control in an attempt to find an acceptable balance between making soft sounds audible and loud sounds tolerable. Although hearing aids employing this technology helped, these hearing aids generally did not improve speech intelligibility to a level that satisfied users.

In the late 1980’s, multi-band wide dynamic range compression (WDRC) was introduced into hearing aids. This technology enabled the hearing aid to automatically adjust the output of individual frequency bands based on the input levels to those bands, allowing the hearing aid to apply more amplification to low-level sounds than to high-level sounds. The result was a hearing aid design that more closely modeled the operation of the cochlea. Many hearing aid companies now utilize multi-band WDRC circuits that improve speech recognition from previous levels.

By 1996, technological advances based on digital signal processing (DSP) led to the first digital hearing aids. DSP hearing aids allow more effective sound processing algorithms to be built into smaller integrated circuits that consume less power. These circuits accomplish processing tasks that are impossible for analog systems and greatly enhance a hearing aid’s ability to adjust the incoming signal to match the acoustic needs of the hearing impaired individual.

Obtaining a Hearing Aid

An individual who seeks help for a sensorineural hearing loss is generally motivated by a family member or may be referred by a primary care physician or an ear-nose-throat physician to a hearing care professional—an audiologist or a hearing aid dispenser. Most hearing aids in the U.S. are custom-made to each individual’s ear canal, particularly for users in the mild to moderate loss category. The hearing care professional first performs an audiologic examination before taking an impression of the person’s ear canals with a liquid silicone material that hardens to the approximate shape of the canal. This impression is sent to the manufacturer who then builds an aid with a custom shell that matches the impression. This process usually requires about one week. There is considerable art and craftsmanship associated with creating custom hearing aids that fit comfortably. A great deal of judgment is involved in shaping the final shell. If the aid does not fit the patient properly, the hearing care professional may make small modifications to the shell or send the hearing aid back to the manufacturer for a remake. It is not uncommon for a new hearing aid to require remaking, which often requires an additional week.

Our Technology

Our technology strategy is to combine a number of distinct technologies, supported by 45 patents and patent applications in process to date, to produce premium performing digital hearing aids. We seek to protect our intellectual property through patents, licenses, trade secrets and non-disclosure agreements. We hold 34 U.S. patents, and we are the exclusive licensee for hearing aid and hearing protection applications under two patents held by Brigham Young University. We have 11 patent applications pending. The core of our technology is our proprietary DSP platform, which is based on what we believe is a significant advancement in the understanding of human hearing. Using state-of-the-art chip design capabilities, we have embedded our proprietary algorithms into the smallest single-chip DSP platform available in a hearing aid today. As a result, our products are among the smallest hearing aids available today.

Digital Signal Processing Platform

Our proprietary DSP platform contains a patented set of algorithms that are based on our advanced understanding of human hearing. These algorithms pre-process the incoming sound and present it to the impaired cochlea in a way that helps restore natural loudness perception and preserves the cues necessary for speech understanding. In addition, our DSP platform processes sound at a rate we believe to be faster than other digital hearing aids. Traditionally, hearing aids have not processed sounds quickly enough to allow a wearer to localize sounds, or ascertain from which direction a sound emanates. We believe that our products are the first to solve this problem, thus providing a much more natural hearing experience by restoring lost localization and directionality of sound.

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

Our Natura 3, Natura 2 SE, Altair, Tribute and Quartet product lines incorporate our DSP platform, and are among the smallest custom products available today. They can be purchased in the six common models for hearing aids: behind-the-ear (BTE); in-the-ear (ITE); half-shell (HS); in-the-canal (ITC); mini-canal (MC) and completely-in-the-canal (CIC). Our Adesso product is an instant-fit hearing aid that also contains our DSP platform and is the smallest digital hearing aid available.

Our hearing aids provide advanced, customized sound processing through our patented core digital signal processing, speech weighted expansion, proprietary Personalized Noise Reduction technology and Directionalplus system. These features are described in more detail below.

Registered trademarks of Sonic Innovations, Inc. are: Natura, Altair, Tribute, Quartet, Conforma, Adesso, Expressfit, Directionalplus, Personalized Noise Reduction and Sonic Innovations, Inc.

Dynamic Speech Enhancement

Our patented core digital signal processing technology, which is offered in all of our products, not only enhances speech understanding, but also provides a more natural communication experience. Our DSP platform processes frequencies within narrow bands similar to the cochlea and employs very fast-acting compression, which produces virtually instantaneous volume adjustments to sounds. Consequently, our products respond to speech cues and other sounds in real time–without a delay.

Speech Weighted Expansion

To address a common complaint with traditional wide dynamic range compression (WDRC) hearing aids, we have adapted a technology called “expansion” from the professional audio field. Traditional WDRC hearing aids apply the highest level of gain (volume) to the softest sounds, including non-speech sounds. As a result, individuals often complain that non-speech soft sounds, such as fan noise, get too loud and become annoying. Our speech weighted expansion technology, however, actually reduces the volume for low-intensity sounds and can be set to meet each individual’s needs. As a result, our products are “quiet” without compromising volume for normal-intensity sounds.

Personalized Noise Reduction

Our Natura 3, Natura 2 SE and Adesso hearing aids offer our patented Personalized Noise Reduction technology. This technology detects and reduces many background noises to provide the hearing impaired consumer with improved speech understanding in noise and a more comfortable listening and communication experience. Personalized Noise Reduction reduces unwanted background noises and applies gain (volume) only to speech-like inputs in each of nine independent channels. This results in an improved “signal-to-noise ratio” because the amplitude (loudness) of the noise is reduced without altering the amplitude of speech.

Directionalplus System

Typical directional “only” microphone technology helps the user focus on sounds originating from the front by de-emphasizing sounds coming from behind. While such systems have been proven to be effective under certain listening conditions, these systems rely on the assumption that “speech” is the sound arriving from in front of the user and “noise” is any sound originating from behind. Of course in the real world, noise is all around the typical user. Our approach to this challenge is to utilize our sophisticated Directionalplus system that combines our patented Personalized Noise Reduction and switchable directionality. Available on our Natura 2 SE and Natura 3 models, these two technologies emphasize sounds from the front and de-emphasize noise originating from all directions, thus improving the user’s ability to understand speech in the most challenging listening environments.

Expressfit Software

In order to ensure that our advanced digital hearing aids are properly programmed to the individual needs of the hearing aid wearer, we have developed a proprietary programming system, Expressfit, which enables our hearing aids to be easily configured by the hearing care professional to the unique needs of each wearer. Expressfit, which runs on standard personal computers, is an integral part of ensuring that our technologically advanced hearing aids meet the needs of each individual hearing aid wearer.

Improving Speech Understanding in Noise

The number one enhancement sought by hearing aid wearers is improved speech understanding in noise, with 95% of users requesting this improvement. Our products have been clinically proven to enhance speech understanding in the presence of noise, offering hearing aid wearers a unique solution to the problem that challenges them the most. “Clinically proven” means that a two-site study in the U.S., following Food and Drug Administration (FDA) guidelines for hearing aid research as recommended by the Hearing Industries Association (HIA), found a statistically significant benefit in speech intelligibility performance in noise when comparing unaided to aided conditions. Specifically, there were three clinically proven outcomes from this study:

Sonic Innovations Natura (Natura 2 SE and Natura 3) and Altair hearing aids improve speech understanding in noise without the use of directional microphones. Our Natura and Altair products improve speech understanding in noise and do so in one of the most adverse conditions—where speech and noise originate from the same source in front of the user. This was accomplished with small-size, custom hearing aids proving that our core digital signal processing technology improves speech intelligibility in noise, using small-size, custom hearing aids without the burden of directional microphones.

Sonic Innovations Personalized Noise Reduction algorithm provides additional benefit in understanding speech in noise. Our Personalized Noise Reduction algorithm, available on our Natura products, provides additional hearing benefit in understanding speech in noise.

Sonic Innovations Natura hearing aids improve speech understanding in noise over analog hearing aids. Our Natura products provide additional hearing benefit over analog-based hearing aids.

Manufacturing

Our principal manufacturing facility is in Eagan, Minnesota (near Minneapolis), and we also have manufacturing facilities in Herlev, Denmark (near Copenhagen); Copthorne, England (near London); Montreal, Canada; and Parkside, South Australia (near Adelaide). Our principal manufacturing facility was established in Eagan because the presence of many major medical device companies, including hearing aid manufacturers, has created a skilled labor pool in that area. Our manufacturing operations consist of the following activities:

•	overseeing the production of the DSP platform used in our products;

•	assembling and testing the electronic subsystems and non-custom hearing aid products;

•	fabricating custom hearing aid shells;

•	integrating the electronic components into the hearing aid shell; and

•	testing and calibrating the finished hearing aid.

We assemble our custom (CIC, MC, HS, ITC and ITE) products according to specifications received from hearing care professionals. We receive an impression of the wearer’s ear canal and programming requirements of the hearing aid from the hearing care professional, from which we produce a custom hearing aid.

Our BTE products are assembled using a standard plastic housing and are not custom-molded for a wearer’s ear. Similarly, Adesso is assembled using standardized components, consisting of an electronic subsystem, a plastic housing and disposable foam tips that eliminate the need for a custom-molded shell.

A number of key components used in our products are currently available from only a single or limited number of suppliers. For example, our proprietary digital signal processing chips are manufactured by a single supplier. Our relationship with this supplier is critical to our business because our proprietary DSP chip is integral to our products and because only a small number of suppliers would be able or willing to produce our chip in the relatively small quantities and with the exacting specifications we require. Under our agreement with this supplier, we are required to make minimum annual purchases, which may be higher than our requirements. The receivers and microphones used in all our products are available from only two suppliers. We also rely on contract manufacturers and are, therefore, subject to their performance, over which we have little control.

Product Returns, Remakes and Repairs

The hearing aid industry experiences high levels of product returns, remakes and repairs due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expections. Our actual sales returns were $15.9 million in 2003, $16.3 million in 2002 and $15.7 million in 2001. Our actual warranty (remake and repair) costs were $3.4 million in 2003, $3.1 million in 2002 and $2.7 million in 2001.

Sales and Marketing

Hearing aids have traditionally been dispensed (sold to the consumer) by hearing care professionals. Due to the hearing care professional’s influence over a consumer’s choice of a hearing aid brand, we believe that developing and maintaining strong relationships with hearing care professionals is a critical aspect of our sales and marketing strategy. As a result, we aim to deliver a high level of customer service and support to hearing care professionals.

In the U.S., there are more than 12,000 hearing care professionals. However, only approximately 7,200 sell hearing aids. We position our products as premium-priced, premium-performance hearing aids and therefore, our direct sales force targets select hearing care professionals who are capable of and interested in dispensing premium digital hearing aids. We have sold our products to over 3,300 hearing care professional accounts in the U.S.

In addition to our direct sales force, we have an inside sales force and company trainers. We also make extensive use of contract trainers, who both influence and train hearing care professionals in order to differentiate our products and to ensure proficiency with hearing aid programming and fitting. We also advertise our products to hearing care professionals through promotional materials, trade publications and conventions. Our sales force is responsible for implementing loyalty and cooperative advertising programs with specific customers to generate demand for our products.

Outside the U.S., we sell our products directly to hearing aid retailers in Canada, England, Denmark, Switzerland, Austria and the Netherlands. In Australia, we sell directly to the hearing impaired consumer through more than 30 retail clinics and also sell on a wholesale basis to other hearing aid retailers. In Germany, we sell directly to the hearing impaired consumer and pay the ENT physician to perform the hearing aid fitting on the consumer. Elsewhere in the world, we sell through a network of established distributors, who in turn sell to hearing care professionals.

To further our marketing efforts, we sometimes use advertising, public relations and market research agencies. These organizations work in tandem with our internal marketing team to communicate our brands’ advantages to customers. We may, in the future, implement direct-to-consumer advertising and promotion campaigns that reflect our belief that consumers, as well as hearing care professionals, are important to the success of our products.

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

Customers

Our net sales in 2003 of $87.7 million by geography were as follows: North America—$40.8 million; Europe—$31.7 million; and rest-of-world—$15.2 million. Our customers are not generally contractually obligated to purchase any fixed quantities of products and they may stop placing orders with us at any time. If any of our larger customers were to stop or delay purchases, our net sales and operating results would be adversely affected. We may be unable to retain our current customers, and we may be unable to recruit replacement or additional customers. We are selling an increasing number of hearing aids to several audiology clinic consolidators who have a large number of owned or franchised hearing aid clinics, as well as organized buying groups. As sales to larger customers and organized buying groups increase, we are subject to the risk of losing these customers, incurring significant reductions in sales or granting price concessions to these customers. In addition, we are subject to the risk of collecting receivable balances from these customers.

Research and Development

We continue to work on both product improvements and new product development, and we expect to continue both activities in the future. We intend to use product improvements and new product development to enhance our competitive position in the market. As of December 31, 2003, there were 44 employees actively involved in research, development, clinical and regulatory activities. Their skills include audiology research, clinical testing, project management, integrated circuit design and engineering, software engineering, mechanical engineering and materials science. Our integrated circuit design and development efforts are augmented by an outside contractor. Research and development expense was $9.8 million in 2003, $8.3 million in 2002 and $9.1 million in 2001.

Competition

We encounter aggressive competition from a number of hearing aid competitors worldwide. We compete principally with larger companies—Siemens GmbH, Starkey Laboratories, Inc., Widex A/S, William Demant

Holding A/S, Phonak S.A. and Great Nordic A/S—all of which have greater financial, sales and marketing, manufacturing and development resources than we currently possess. Our competitors may develop products that are more effective in treating hearing loss than our own products, thus rendering our technologies and products obsolete or uncompetitive. We may not be able to compete effectively with these competitors. The number of companies who have a manufacturing and marketing presence in the hearing aid industry is approximately one-half of what it was in 1990. Consolidation in the hearing aid industry has occurred in the last several years, as evidenced by the acquisitions of Beltone, Dahlberg/Miracle Ear, ReSound, Philips, Unitron and Sonus, and further consolidation could produce stronger competitors. If we fail to compete effectively, our net sales and operating results will suffer. For instance, we may have to reduce the prices of our products or offer additional customer incentives to stay competitive.

The digital segment of the hearing aid industry is characterized by increasing competition and new product introductions. The proliferation of digital hearing aids is likely to lead to increasing price pressure and intense marketing campaigns as each company tries to differentiate its products from the others. We compete primarily on the basis of sound quality; technology; size, particularly in CIC models; quality; comfort; reliability; price; ease of fitting the hearing aid; marketing, sales and distribution capabilities; and customer service, support and training. We believe we can currently compete effectively on each of these factors.

Patents, Licenses and Trade Secrets

We currently hold 34 U.S. patents and are the exclusive licensee for hearing aid and hearing protection applications under two patents held by Brigham Young University (BYU). We also have 11 patent applications pending.

Under our 1995 license agreement with BYU, as amended in 1996 and 2000, we have an exclusive worldwide license to utilize certain patents and patents pending involving hearing aid signal processing, audio signal processing and hearing compression, including the fundamental sound processing algorithm incorporated into our DSP platform. Under this agreement, which expires in 2013 or the expiration of the last claim of the patents, we are responsible for the payment of all fees and costs associated with filing and maintaining patent rights. As consideration for the license, we issued 105,567 shares of our common stock and paid $580,000 to BYU.

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

In 2003, we entered into a license agreement with another company that provides us with an exclusive worldwide license to utilize patents involving directional signal processing. Under the terms of this agreement, we are required to pay a royalty or a minimum quarterly fee, whichever is greater.

In 2003, we entered into a manufacturing license agreement with a competitor that provides us with the technology to produce hearing aid shells using an automated process. Under the terms of this agreement, we are required to pay a royalty.

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

Government Regulation

Our products are considered to be medical devices and are subject to regulation in the U.S. by the Food and Drug Administration (FDA), which may hamper the timing of our product introductions or subject us to costly penalties in the event we fail to comply. Generally, medical devices must either receive premarket clearance from the FDA through the 510(k) process or be an exempt product. We believe our hearing aids are exempt from the 510(k) process. We must comply with facility registration and product listing requirements of the FDA and adhere to its Quality System Regulations (QSR). The FDA enforces the QSR through periodic inspections, which we have yet to undergo. If we or any third-party contract manufacturers of our products do not conform to the QSR, we will be required to find alternative manufacturers that do conform, which could be a long and costly process. Noncompliance with applicable FDA requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production or criminal prosecution.

Sales of our products outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approvals required by other countries may negatively affect our ability to sell products in those countries. In order to market our products in the member countries of the European Union (EU), we are required to obtain the EU’s CE mark certification, which we have accomplished by meeting the requirements of ISO 13485. Any failure to maintain our ISO 13485 certification or CE Mark could significantly reduce our net sales and operating results.

Employees

As of December 31, 2003, we had 323 employees in North America, including 30 in administration, 74 in sales and marketing, 44 in research, development, clinical and regulatory and 175 in operations. Outside the U.S., we had 263 employees, including 122 in Australia and 141 in Europe. The majority of employees outside the U.S. are in operations and sales and marketing. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider relations with our employees to be good.

Executive Officers of the Registrant

The following table sets forth our officers and their ages as of December 31, 2003:

Name	Age	Position
Andrew G. Raguskus	58	President and Chief Executive Officer
Stephen L. Wilson	50	Senior Vice President and Chief Financial Officer
Michael A. James	55	SeniorVice President Worldwide Commercial Operations
Jorgen Heide	65	Senior Vice President Business Development
Gregory N. Koskowich	43	Vice President Research and Development
Victor H. Bray, Jr.	49	Vice President Quality Systems
Jerry L. DaBell	57	Vice President Product Development
Weston O. Ison	63	Vice President Worldwide Manufacturing
Wayne C. Goebel	61	Vice President U.S. Sales
Michael M. Halloran	43	Vice President and Corporate Controller

Andrew G. Raguskus joined Sonic Innovations in 1996 as President, Chief Executive Officer and director. Mr. Raguskus was Chief Operating Officer of Sonic Solutions, Inc., a maker of digital audio workstations, during 1996. He was Senior Vice President Operations of ReSound Corporation, a hearing aid company, from 1991 to 1995. Prior to joining ReSound, Mr. Raguskus held positions with various technology companies, including Sun Microsystems, Inc. and General Electric’s Medical Systems Division. He serves on the board of the Hearing Industries Association. Mr. Raguskus earned a bachelor’s degree in electrical engineering from Rensselaer Polytechnic Institute.

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

Michael A. James joined Sonic Innovations in October 2002 as Vice President Worldwide Field Operations and became Senior Vice President Worldwide Commercial Operations in February 2003. From September 2000 through September 2002, Mr. James was Vice President Commercial Operations of the Life Sciences division of Motorola, Inc. From 1996 to 2000, he was employed by Medtronic, Inc., a medical device company, most recently as Vice President Marketing of the Perfusion Systems business. Mr. James’ previous experience included positions at Abbott Laboratories, Inc., Dart & Kraft, Inc. and Baxter Healthcare Corporation. He earned a bachelor’s degree in English from Wichita State University and an M.B.A. from University of Chicago.

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

Gregory N. Koskowich, Ph.D., joined Sonic Innovations in June 1997 as Vice President Research and Development. From 1995 to 1997, he was Vice President Product Development of IMP, Inc., a semi-conductor manufacturer. From 1992 to 1995, he was Manager of Microelectronics Engineering at ReSound Corporation, a hearing aid company. He earned a bachelor’s degree and a master’s degree in electrical engineering from University of Calgary and a Ph.D. in electrical engineering from University of Washington.

Victor H. Bray, Jr., Ph.D., joined Sonic Innovations in August 1997 as Vice President Auditory Research and became Vice President Quality Systems in January 2004. From 1993 to 1997, he was employed by ReSound Corporation, a hearing aid company, most recently as Director of Clinical Research. From 1986 to 1993, Dr. Bray was Director of Audiology and Clinical Audiologist at the Austin Ear Clinic. He earned a bachelor’s degree in biochemistry from the University of Georgia, a master’s degree in audiology from Auburn University and a Ph.D. in speech and hearing science from University of Texas at Austin.

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

Weston O. Ison joined Sonic Innovations in October 1999 as Vice President Quality and Regulatory and became Vice President Operations and Quality in June 2001 and Vice President Worldwide Manufacturing in January 2004. From 1992 to 1999, he served as Vice President of Quality, Customer Service and Operations Planning at American National Can, a packaging company. Mr. Ison’s previous experience included positions at Case Corporation, Picker Medical and General Electric. He earned a bachelor’s degree in electrical engineering from University of Utah.

Wayne C. Goebel joined Sonic Innovations in September 2003 as Vice President U.S. Sales. From 2001 to September 2003, he was Vice President of Worldwide Sales of Corneal Science Corporation, an eye care company. From 1995 to 2001, he was Vice President of Sales and Marketing for North America, South America and Asia of Biocompatibles Inc., a contact lens company. From 1989 to 1995, he was Vice President of Sales of Spectrascan Imaging Services Inc., a mammography and ultrasound service business. Mr. Goebel’s prior experience included 14 years with Bausch & Lomb, a contact lens company, where he was Vice President of Sales for the Professional Products Division and General Manager of the Retail Optical Division. He earned a bachelor’s degree in political science from University of Massachusetts at Amherst.

Michael M. Halloran joined Sonic Innovations in April 1999 as Corporate Controller and became Vice President and Corporate Controller in January 2003. From 1994 to 1999, he served in various financial capacities for C.R. Bard, Inc., a medical products company. Prior to that, Mr. Halloran spent eight years in public accounting with Ernst & Young. He earned a bachelor’s degree in accounting from State University of New York at Oswego and is a Certified Public Accountant.

Officers are elected by the board of directors and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors or officers.

Availability of SEC Reports

We maintain an internet website at www.sonici.com, where we make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, each of which is filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. These reports may be accessed through our website’s investor relations page. The information contained on our website is not incorporated by reference in this Form 10-K and should not be considered a part of this report.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

Our future results, plans, objectives, expectations and intentions could be affected by any of the following “risk factors”. Investors should understand that it is not possible to predict or identify all such factors, and we are under no obligation to update these factors. Investors should not consider the factors listed as a complete statement of all potential risks and uncertainties.

WE HAVE A HISTORY OF LOSSES AND NEGATIVE OPERATING CASH FLOWS

Although we reported net income of $1.4 million for the quarter ended December 31, 2003, we have a history of losses and an accumulated deficit of $51.2 million at December 31, 2003. Cash and marketable securities decreased from $35.6 million at December 31, 2002 to $33.2 million at December 31, 2003. We may incur net losses and negative operating cash flows in the future. Whether or not we maintain or increase profitability will depend in significant part on increasing our net sales, maintaining or improving our gross margin and limiting increases to our operating expenses. Consequently, it is possible that we will not achieve or maintain profitability, or increase profitability on a quarterly or annual basis in the future.

WE FACE AGGRESSIVE COMPETITION IN OUR BUSINESS, AND IF WE DO NOT COMPETE EFFECTIVELY OUR NET SALES AND OPERATING RESULTS WILL SUFFER

We encounter aggressive competition from a number of competitors worldwide, six of which have far greater sales and more extensive financial and business resources than we have. Some of our competitors have invested in or advanced money, offered forgivable loans and provided other monetary incentives to retail hearing aid operations. Although we have implemented similar programs on a limited basis, we may not choose to, or be able to, match these incentives, which could put us at a competitive disadvantage. In addition, some competitors have purchased or established their own network of owned or franchised retail hearing aid operations, which could cause us to lose existing customers. If we fail to compete effectively, our net sales and operating results will suffer.

OUR FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE

Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Factors that may cause fluctuations in our operating results include the following: general economic conditions; the competitive performance of our products; government reimbursement levels for hearing aids; distribution of our products; difficulties in relationships with our customers; demand for and market acceptance of our products, particularly our newer products where eventual market acceptance may not follow early indications; a reduction in orders from larger customers; manufacturing problems; high levels of returns, remakes and repairs; changes in our product or customer mix; competitive pressures resulting in lower selling prices or significant promotional costs; unanticipated delays or problems in the introduction of new products; regulatory requirements; difficulties in managing international operations; difficulties in integrating and managing acquired operations that could result in poor performance and write-downs of acquired intangible assets; the effect of future acquisitions, if any; component availability and pricing; the effect of international conflicts and threats; inability to forecast revenue accurately; nonpayment of accounts and notes receivable; the announcement or introduction of new products or services by our competitors; and other business factors beyond our control.

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

As part of our business strategy, we may continue to make acquisitions that complement or expand our existing business. Our acquisition of businesses and expansion of operations involve risks, including (i) the inability to successfully integrate acquired businesses or to realize anticipated synergies, economies of scale or other expected value; (ii) difficulties in managing and coordinating operations at new sites; (iii) loss of key employees of acquired businesses; (iv) loss of key customers of acquired businesses; (v) diversion of management’s attention from other business concerns; and (vi) risks of entering markets in which we have no direct or limited prior experience.

Acquisitions of other businesses may result in the utilization of cash and marketable securities, dilutive issuances of equity securities and the incurrence of debt. In addition, acquisitions may result in the creation of (i) certain definite-lived intangible assets that increase amortization expense, or (ii) goodwill and other indefinite-lived intangible assets that subsequently may result in large write-offs should these assets become impaired.

THE LOSS OF ANY LARGE CUSTOMER OR A REDUCTION IN ORDERS FROM ANY LARGE CUSTOMER COULD REDUCE OUR NET SALES AND HARM OUR OPERATING RESULTS

We anticipate that our operating results in any given period will continue to depend in part upon revenues from a number of larger customers. Our customers are not generally contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time. We may be unable to retain our current customers, and we may be unable to recruit replacement or additional customers. We are selling hearing aids to several audiology clinic consolidators that have a large number of owned or franchised retail hearing aid clinics. We are subject to the risk of losing our larger customers, incurring significant reductions in sales to these customers or reducing future prices in order to maintain our business. In addition, we are subject to the risk of being unable to collect receivable balances from these customers.

WE ARE IN THE PROCESS OF SETTLING A CLASS ACTION LAWSUIT IN WHICH THE PLAINTIFF IS CLAIMING THAT WE AND CERTAIN OF OUR OFFICERS AND DIRECTORS VIOLATED FEDERAL SECURITIES LAWS

We are currently in the process of settling a lawsuit filed in October 2000 claiming that we and certain of our officers and directors violated federal securities laws by providing materially false and misleading information or concealing information about our relationship with Starkey Laboratories, Inc. The complaint alleges that as a result of false statements or omissions, we were able to complete our initial public offering, artificially inflate our financial projections and results and have our stock trade at inflated levels. We continue to deny these allegations. We have reached an agreement in principle to settle the securities class action lawsuits that have been consolidated under the caption Lynda Steinbeck, et al. v. Sonic Innovations, Inc., et al., in the United States District Court for the District of Utah. The terms of the settlement call for a cash payment of $7.0 million, which will be funded by Sonic Innovations’ directors and officers’ liability insurance. The settlement is expected to have no impact on our results of operations and financial condition. Final settlement is contingent on negotiation and execution of a formal settlement stipulation and court approvals of the settlement following notification to members of the class and an opportunity for class members to object. Our directors and officers liability insurance premium, which renews in May 2004, will be substantially higher than in previous years.

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

WE HAVE HIGH LEVELS OF PRODUCT RETURNS, REMAKES AND REPAIRS, AND OUR NET SALES AND OPERATING RESULTS WILL BE LOWER IF THESE LEVELS INCREASE

We generally offer a 60-day return policy and a minimum of a one-year warranty on our hearing aids. Our actual sales returns were $15.9 million in 2003, $16.3 million in 2002 and $15.7 million in 2001. Our actual warranty costs for remakes and repairs were $3.4 million in 2003, $3.1 million in 2002 and $2.7 million in 2001. We may not be able to attain lower levels of returns, remakes and repairs and, in fact, these levels may increase, which could reduce our net sales and operating results.

IF WE FAIL TO DEVELOP NEW AND INNOVATIVE PRODUCTS, OUR COMPETITIVE POSITION WILL SUFFER, AND IF OUR NEW PRODUCTS DO NOT GAIN MARKET SHARE AS RAPIDLY AS WE ANTICIPATE, OUR NET SALES AND OPERATING RESULTS WILL SUFFER

In order to be successful, we must develop new products and be a leader in the commercialization of new technology innovations in the hearing aid market. Technological innovation is expensive and unpredictable and may require hiring (i) expert personnel who are difficult to find and attract or (ii) external vendors to perform complex tasks. Without the timely introduction of new products, our existing products are likely to become technologically obsolete over time, which would harm our business. We may not have the technical capabilities necessary to develop further technologically innovative products. In addition, any enhancements to, or new generations of, our products, even if successfully developed, may not generate revenues in excess of the costs of development. Our products may be rendered obsolete by changing consumer preferences or the introduction of products embodying new technologies or features by us or our competitors. If our products do not gain market share as rapidly as we anticipate, our net sales and operating results will suffer.

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

Third parties have claimed and may claim in the future that we are infringing their intellectual property rights. In fact, we are currently suing a competitor in federal court to obtain a declaratory judgment that we do not infringe on this competitor’s technology. While we do not believe that any of our products infringe the proprietary rights of third parties, we may be unaware of intellectual property rights of others that may cover some of our technology. Whether or not we actually infringe a third party’s rights, any litigation regarding patents or other intellectual property could be costly and time-consuming and divert our management and key personnel from our business operations. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements.

BECAUSE OUR SUCCESS DEPENDS ON OUR PROPRIETARY TECHNOLOGY, IF THIRD PARTIES INFRINGE OUR INTELLECTUAL PROPERTY, WE MAY BE FORCED TO EXPEND SIGNIFICANT RESOURCES ENFORCING OUR RIGHTS OR SUFFER COMPETITIVE INJURY

Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and licensing arrangements to establish and protect our proprietary technology. Additionally, some foreign laws do not protect our proprietary rights to the same extent as U.S. laws. If we fail to successfully enforce our intellectual property rights, our competitive position will suffer.

SELLING THROUGH NON-TRADITIONAL DISTRIBUTION CHANNELS COULD HARM OUR RELATIONSHIPS WITH EXISTING CUSTOMERS AND CAUSE THEM TO PURCHASE FEWER OF OUR PRODUCTS, WHICH WOULD REDUCE OUR NET SALES AND OPERATING RESULTS

In Germany and Australia, we sell hearing aids direct to the hearing impaired consumer, and in some markets we are experimenting with selling our products through non-traditional distribution channels, such as high volume general retail and electronics retail stores and the ear-nose-throat physician group. Our current initiatives or any future initiatives could alienate our traditional hearing care professional customers. It is possible that our hearing care professional customers will react by reducing or discontinuing their purchases from us. In such a scenario, the resulting loss of revenue may not be offset by revenue from new distribution channels, and we may choose not to continue using any of these new channels. Should hearing care professionals react unfavorably to such a strategy, they would likely purchase fewer of our products, which would reduce our net sales and operating results and damage our competitive position.

WE ARE DEPENDENT ON INTERNATIONAL OPERATIONS, WHICH EXPOSES US TO A VARIETY OF RISKS THAT COULD RESULT IN LOWER INTERNATIONAL SALES AND OPERATING RESULTS

International sales, particularly in Germany and Australia, account for a material portion of our net sales. Our reliance on international operations exposes us to related risks and uncertainties, which, if realized, could cause our international sales and operating results to decrease. For example, there is significant government hearing aid reimbursement in a number of countries outside the U.S., which if reduced or eliminated could have a negative effect on hearing aid sales. In addition, in order to market our products in the European Union (EU), we are required to have the EU’s CE Mark certification. Any failure to maintain our CE Mark certification would significantly reduce our net sales and operating results. Furthermore, we face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S. and from the intercompany account balances between our U.S. parent company and our non-U.S. subsidiary companies. Fluctuations in the exchange rates between the U.S. dollar and other currencies could negatively affect the sales price of our products in international markets or lead to currency exchange losses.

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

IF OUR STOCK PRICE DOES NOT INCREASE, WE MAY HAVE DIFFICULTY RETAINING KEY EMPLOYEES

Stock options are an important component of the compensation of our key personnel. If our stock price does not increase in the future, we may face difficulty retaining key employees and may need to exchange existing options for new options or issue new options to motivate and retain our key employees, which would be dilutive to the equity of our shareholders. In addition, recently announced accounting rules will require us to expense the value of stock options vesting or granted after January 1, 2005. This will result in lower reported earnings per share as compared to current accounting practice and may lead us to seek alternative means of providing incentive compensation, which could be less effective at attracting, retaining and motivating key employees or have other negative consequences.

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

IF WE FAIL TO COMPLY WITH FOOD AND DRUG ADMINISTRATION REGULATIONS, WE MAY SUFFER FINES, INJUNCTIONS OR OTHER PENALTIES

Our products are considered to be medical devices and are, accordingly, subject to regulation in the U.S. by the Food and Drug Administration (FDA) and similar entities in other countries. We must comply with facility registration and product listing requirements of the FDA and similar entities and adhere to the FDA’s Quality System Regulations. Noncompliance with applicable FDA and similar entities requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production or criminal prosecution.

TECHNOLOGY STOCKS HAVE EXPERIENCED EXTREME VOLATILITY, AND OUR STOCK PRICE COULD BE EXTREMELY VOLATILE. CONSEQUENTLY, YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE YOU PAID FOR THEM

The stock market in general and technology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our stock.

THERE MAY BE SALES OF OUR STOCK BY OUR DIRECTORS AND OFFICERS, AND THESE SALES COULD CAUSE OUR STOCK PRICE TO FALL

Sales of our stock by our directors and officers, or the perception that such sales will occur, could adversely affect the market price of our stock. Approximately 2.4 million of our outstanding shares of stock are beneficially owned by our directors and officers. Some of our officers have adopted trading plans under SEC Rule 10b5-1 in order to dispose of a portion of their stock in an orderly manner. Other officers or directors may adopt such a trading plan in the future.

PROVISIONS IN OUR CHARTER DOCUMENTS, OUR SHAREHOLDERS RIGHTS PLAN AND DELAWARE LAW MAY DETER TAKEOVER EFFORTS THAT YOU FEEL WOULD BE BENEFICIAL TO SHAREHOLDER VALUE

Our certificate of incorporation and bylaws, shareholder rights plan and Delaware law contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. While we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some shareholders, and a takeover bid otherwise favored by a majority of our shareholders might be rejected by our board of directors.

ITEM 2.	PROPERTIES

We lease manufacturing and office space in support of our business. Total leased space as of December 31, 2003 was 172,918 square feet as follows:

Location	Square Footage	Lease Expiration
Salt Lake City, Utah	55,000	August 2004
Eagan, Minnesota	22,748	October 2006
Copenhagen, Denmark	18,363	August 2005
London, England	6,462	Various through April 2009
Adelaide, Australia	10,591	December 2004
Australia retail locations	28,202	Various through November 2008
Birr-Lupfig, Switzerland	2,580	September 2007
Leibnitz, Austria	1,636	June 2005
Zwolle, Netherlands	8,536	Various through August 2008
Montreal, Canada	7,700	June 2005
Hamburg, Germany	9,300	June 2009
Germany retail locations	1,800	Various through June 2009

Total	172,918

We have sufficient manufacturing capacity to satisfy current and forecasted demand for at least the next 12 months.

ITEM 3.	LEGAL PROCEEDINGS

We are currently in the process of settling a lawsuit filed in October 2000 claiming that we and certain of our officers and directors violated federal securities laws by providing materially false and misleading information, or concealing information, about our relationship with Starkey Laboratories, Inc. This lawsuit, which is pending in the U.S. District Court for the District of Utah, is being brought as a class action on behalf of all purchasers of our common stock from May 2, 2000 to October 24, 2000 and seeks damages in an unspecified amount. The complaint alleges that as a result of false statements or omissions, we were able to complete our IPO, artificially inflate our financial projections and results and have our stock trade at inflated levels. We have reached an agreement in principle to settle the securities class action lawsuits that have been consolidated under the caption Lynda Steinbeck, et al. v. Sonic Innovations, Inc., et al., in the United States District Court for the District of Utah. The terms of the settlement call for a cash payment of $7.0 million, which will be funded by Sonic Innovations’ directors and officers’ liability insurance. The settlement is expected to have no impact on our results of operations and financial position. Final settlement is contingent on negotiation and execution of a formal settlement stipulation and court approvals of the settlement following notification to members of the class and an opportunity for class members to object.

In addition, we are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not expect that the ultimate resolution of these matters will have a material adverse effect on our results of operations and financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Stock Exchange, under the symbol “SNCI”. The high and low sales prices of our common stock, as reported by the Nasdaq Stock Exchange, are set forth below for the periods indicated.

	Price Range
2003	High	Low

First quarter	$3.86	$1.94
Second quarter	4.69	2.18
Third quarter	6.41	3.45
Fourth quarter	8.00	5.60

2002	High	Low

First quarter	$7.35	$4.11
Second quarter	7.44	4.61
Third quarter	7.45	4.50
Fourth quarter	6.19	3.40

The closing price of our common stock as reported by the Nasdaq Stock Exchange on March 8, 2004 was $10.60 per share. As of March 8, 2004, there were approximately 3,200 holders of record of our common stock.

Dividends

We have not historically declared or paid cash dividends on any class of stock. Our board of directors has no present intention to declare or pay cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information concerning our equity compensation plans as of December 31, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,892,202	$4.73	624,076
Equity compensation plans not approved by security holders	—	—	—

Total	4,892,202	$4.73	624,076

ITEM 6.	SELECTED FINANCIAL DATA (In thousands, except share and other data)

	2003	2002	2001	2000	1999
Statements of Operations:
Net sales	$87,690	$68,018	$57,267	$51,660	$28,694
Gross profit	$46,370	$35,421	$26,018	$25,473	$11,632
Percent of net sales	52.9%	52.1%	45.4%	49.3%	40.5%
Operating expenses	$46,714	$36,799	$33,746	$29,224	$25,383
Percent of net sales	53.3%	54.1%	58.9%	56.6%	88.5%
Operating loss	$(344)	$(1,378)	$(7,728)	$(3,751)	$(13,751)
Net income (loss)	$376	$32	$(5,635)	$(4,204)	$(17,337)
Earnings (loss) per common share—basic	$0.02	$0.00	$(0.28)	$(0.31)	$(12.72)
Earnings (loss) per common share—diluted	$0.02	$0.00	$(0.28)	$(0.31)	$(12.72)
Weighted average common shares outstanding—basic	19,941	19,595	19,822	13,479	1,363
Weighted average common shares outstanding—diluted	20,971	20,869	19,822	13,479	1,363
Balance Sheets:
Cash and marketable securities—unrestricted	$21,360	$35,561	$45,806	$52,210	$5,939
Cash and marketable securities—restricted	$11,852	$—	$—	$—	$—
Total assets	$106,996	$74,746	$70,856	$76,248	$18,462
Total liabilities	$41,943	$14,901	$13,692	$11,977	$21,134
Shareholders’ equity (deficit)	$65,053	$59,845	$57,164	$64,271	$(38,801)
Other:
Countries with operations	9	8	3	2	1
Number of employees	586	531	430	342	211

	First	Second	Third	Fourth
Unaudited quarterly results of operations:

2003:
Net sales	$17,014	$21,887	$23,084	$25,705
Cost of sales	7,795	10,646	11,155	11,724

Gross profit	9,219	11,241	11,929	13,981
Operating expenses	10,498	11,325	12,219	12,672

Operating profit (loss)	(1,279)	(84)	(290)	1,309
Other income	557	589	44	347

Income (loss) before income taxes	(722)	505	(246)	1,656
Provision for income taxes	124	341	142	210

Net income (loss)	$(846)	$164	$(388)	$1,446

Basic and diluted earnings (loss) per common share	$(0.04)	$0.01	$(0.02)	$0.07

2002:
Net sales	$15,104	$17,351	$18,317	$17,246
Cost of sales	7,441	8,364	8,689	8,103

Gross profit	7,663	8,987	9,628	9,143
Operating expenses	8,471	9,281	9,397	9,650

Operating profit (loss)	(808)	(294)	231	(507)
Other income	389	451	172	464

Income (loss) before income taxes	(419)	157	403	(43)
Provision for income taxes	—	—	—	66

Net income (loss)	$(419)	$157	$403	$(109)

Basic and diluted earnings (loss) per common share	$(0.02)	$0.01	$0.02	$(0.01)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except share data)

FORWARD–LOOKING STATEMENTS

This Form 10-K, including the following discussion, which should be read in conjunction with the consolidated financial statements and related notes, contains forward-looking statements that involve risks and uncertainties. These statements refer to our future results, plans, objectives, expectations and intentions including statements regarding: significant growth of the hearing impaired population; demographic trends such as the aging of the developed world’s population accelerating the size of the hearing impaired population and resulting in increasing hearing aid sales over time; our fourth quarter results being indicative of on-going quarterly results; the hearing aid market transitioning from analog to digital products and the continuing transition thereof; our benefiting from this transition to digital products; strengthened international sales capability; expectations for Europe to be our fastest growth geography in 2004, led by the expansion of our German business; overall average selling price decreasing in 2004; gross margin expansion in 2004 depending on overhead absorption, cost savings initiatives, product returns, repair costs per unit, overall average selling price and certain government reimbursement levels; selling, general and administrative expense and research and development expense increasing in dollars, but not necessarily as a percentage of sales, in 2004; expansion of our direct selling capability, adding new customers, expanding our product offerings and promotional material, pursuing branding and advertising campaigns and other additional costs related to the growth of our business; improvement in our effective income tax rate; continuance of product improvement and design and development of new products; the use of new products and product improvements to improve our competitive position; contracting of certain advanced integrated circuit design and development to a third party; ability to compete effectively; exemption of future products and enhancements from the FDA’s 501(k) process; reductions in returns, rework and repairs; significance of large customers; amortization of deferred stock-based compensation; growth in operating expenses; capital expenditures to improve manufacturing and development capabilities; future acquisitions; and sufficiency of cash to fund our operations in 2004. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements.

Factors that could contribute to these differences include, but are not limited to, the following risks: we have a history of losses and negative operating cash flows; we face aggressive competition in our business, mainly from six substantially larger competitors; our financial results and stock price have fluctuated in the past and may fluctuate in the future; any acquisitions that we undertake could be difficult to integrate, disrupt our business and dilute our shareholders; we may lose a large customer or suffer a reduction in orders from a large customer and may be unable to collect significant receivable balances; our shareholder lawsuit has been settled in principle, but is not yet final; we rely on several sole source or limited source suppliers and contractors who may be unable to meet our requirements; we have high rates of returns, remakes and repairs; we must have innovative, technologically superior products to compete effectively and gain market share; we may be unable to expand our manufacturing capabilities; we may have issues with infringing on others’ intellectual property; we may have issues protecting our proprietary technology; we may harm our relationships with our traditional customers by selling through non-traditional channels, such as to high volume general retail or electronics retail stores or to ear-nose-throat physicians; we are dependent on international operations, particularly in Germany and Australia, which exposes us to a variety of risks that could result in lower international sales; we may encounter difficulties in hiring and retaining sufficient sales and technical personnel; we may have difficulty retaining key employees if our stock price does not increase because stock options are a significant component of compensation; we could be sued for product liability; we could suffer penalties if we fail to comply with U.S. Food and Drug Administration regulations; our stock price could be volatile because we are a technology company; our stock price could suffer due to sales by our directors and officers; and provisions in our charter documents, shareholder rights plan and Delaware law could deter any takeover of the Company. These factors are discussed in detail in the section titled, “Factors That May Affect Future Performance” included in Item 1 of this Form 10-K. Investors should understand that it is not possible to predict or identify all such factors that could cause actual results to differ from expectations, and we are under no obligation to update these factors.

OVERVIEW

We design, develop, manufacture and market advanced digital hearing aids designed to provide the highest levels of satisfaction for hearing impaired consumers. Capitalizing on what we believe is an advanced understanding of human hearing, we have developed patented digital signal processing (DSP) technologies and embedded them in the smallest single-chip DSP platform ever installed in a hearing aid. In the United States (U.S.), Canada, Denmark, England, Switzerland, Austria and the Netherlands, we sell finished hearing aids principally to hearing care professionals. In Germany and Australia, we sell hearing aids directly to hearing impaired consumers. In other parts of the world where we do not have a direct presence, we sell finished hearing aids and hearing aid kits principally to distributors. We first began shipping product in the fourth quarter of 1998.

While we believe the number of hearing impaired people continues to grow significantly on a worldwide basis, the sale of hearing aids has not exhibited significant growth. There is no worldwide sales data available for the hearing aid industry, so most industry followers utilize U.S. sales data provided by the Hearing Industry Association (HIA) as a proxy for worldwide hearing aid sales data. After declines in U.S. hearing aid unit sales from 2000 to 2001 and from 2001 to 2002, as reported by the HIA, the market grew from 2002 to 2003.

Our net sales in 2003 of $87,690 increased 29% from 2002 net sales of $68,018. Our 2003 results were favorably affected by acquisitions and foreign currency translation. In particular, our acquisition of a business in Germany in the second quarter 2003 significantly improved our overall business.

The fourth quarter 2003 was a break-out quarter for our business as we achieved net sales of $25,705 and net income of $1,446, or $.07 per share. We believe our performance in that quarter is indicative of the results we are now capable of achieving.

There are several over-arching issues affecting our business currently:

•	The market has been transitioning from analog to digital hearing aids, which has resulted in the U.S. market now being 66% digital. We do not believe this encroachment will continue at as rapid a pace as we have been experiencing.

•	Economic conditions worldwide have caused people to defer the purchase of a new hearing aid or to repair or recondition an existing hearing aid rather than purchase a new hearing aid. We are hopeful that improving economic conditions will result in increasing hearing aid sales.

•	We have expanded our product offering to provide our customers with products that cover a broader pricing spectrum. This has resulted in a higher sales mix of lower priced products as hearing impaired consumers seek out lower priced digital hearing aids.

•	We have been acquisitive over the past several years, having acquired one business in 2001, seven businesses in 2002 and one business in 2003. Six of these businesses were our former distributors. All of these acquisitions were outside the U.S. and have considerably strengthened our international sales capability. We are now much more an international company as shown in this table of percentage of net sales by geography:

	2003	2002	2001
North America	46.6%	58.6%	72.4%
Europe	36.1	20.9	15.6
Rest-of-world	17.3	20.5	12.0

	100.0%	100.0%	100.0%

Because of our investments in European distribution (six of our nine acquisitions were in Europe), we look for Europe to be our fastest growth geography in 2004.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and operating results and which require us to make our most difficult and subjective judgments, often based on matters that are highly uncertain at the time of estimation. Based on this definition, our most critical policies include: revenue recognition, warranty accruals, valuation of intangible assets and income taxes. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies and accounting estimates relating to uncollectible accounts receivable and valuation of inventory. We believe that these other key accounting policies and other accounting estimates either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.

Revenue Recognition

Sales are recognized when (i) products are shipped, except for retail sales in Germany and Australia, which are recognized upon acceptance by the hearing impaired consumer, (ii) persuasive evidence of an arrangement exists, (iii) title and risk of loss has transferred, (iv) the price is fixed and determinable, (v) contractual obligations have been satisfied and (vi) collectability is reasonably assured. Net sales consist of product sales less provisions for sales returns, which are made at the time of sale. We generally have a 60-day return policy. We analyze the rate of historical returns by geography, by product family and by model, as appropriate, when evaluating the adequacy of the provision for sales returns.

Revenues related to sales of separately priced extended service contracts are deferred and recognized on a straight-line basis over the contracted periods, which range from one to five years.

Warranty Accruals

Our products are sold with warranties that require us to remedy deficiencies in quality or performance over specified periods of time, which range from one to five years. We analyze the amount of historical warranty by geography, product family and model, as appropriate, when evaluating the adequacy of the accrual. Warranty costs are mainly affected by product failure rates, the cost of material and labor necessary to service the product and the cost of shipping the product to and from our customers. If actual product failure rates or material, labor and shipping costs differ from our estimates, revisions to the warranty accrual would be required.

Valuation of Intangible Assets

We evaluate our goodwill and indefinite-lived intangible assets on an annual basis in the fourth quarter in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”. In conducting the evaluation, we apply various techniques to estimate the fair value of our reporting units. These techniques are inherently subjective and the resulting values are not necessarily representative of the values we might obtain in a sale of our reporting units to a willing third party. If this evaluation indicates that the value of the asset may be impaired, we make an assessment of the impairment of the asset using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and could have a material adverse effect on our results of operations and financial position.

We evaluate our definite-lived intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Definite-lived intangible assets consist of contract rights, customer relationships, trademarks and trade-names and covenants not to compete. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. If this evaluation indicates that the value of an asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If the asset is not recoverable based on the estimated undiscounted future cash flows of the acquired entity or technology over the remaining amortization period, we will reduce the carrying value of the related asset to fair value and may adjust the remaining amortization period. Any such impairment charge could be significant and could have a material adverse effect on our results of operations and financial position.

Income Taxes

The relative proportions of our domestic and foreign revenue and income directly affect our effective income tax rate. We are also subject to changing tax laws in the multiple jurisdictions in which we operate. As of December 31, 2003, we had a valuation allowance against certain deferred income tax assets of $14,348 and a net deferred income tax liability totaling $1,973. We currently do not believe it is more likely than not that our results of future operations will generate sufficient taxable income to utilize certain of our deferred income tax assets. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, and if we determine we would be able to realize all or part of our net deferred income tax assets in the future, we would adjust the valuation allowance in the period we make that determination.

We do not provide for U.S. income taxes on the earnings of our foreign subsidiaries because they are considered permanently invested outside of the U.S.

RESULTS OF OPERATIONS—2003 COMPARED WITH 2002

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of sale. Net sales by geography were as follows:

	2003	2002	Change
Net sales:
North America	$40,834	$39,881	2%
Europe	31,695	14,209	123
Rest-of-world	15,161	13,928	9

Net sales	$87,690	$68,018	29%

Net sales increased 29% from $68,018 in 2002 to $87,690 in 2003. By geography, sales in North America of $40,834 in 2003 increased 2% from 2002 sales of $39,881 principally due to the full year effect of two companies that were acquired in Canada in the second quarter 2002. U.S. sales decreased 2% from 2003 to 2002 mainly due to decreased sales of our Adesso product resulting from the poor acceptance of the “instant-fit” paradigm in the U.S. market. European sales of $31,695 in 2003 increased 123% from 2002 sales of $14,209, and were aided by our 2003 acquisition of a distribution business in Germany and the full year effect of our 2002 acquisitions of distribution businesses in England, Switzerland, Austria and the Netherlands. These acquisitions have allowed us to (i) move from distributor-based to direct-sale operations to gain better control over and improve our profitability in the local markets and (ii) expand our capabilities to deliver a full line of Sonic Innovations’ products in these countries. Rest-of-world sales of $15,161 in 2003 increased 9% from 2002 sales of $13,928 as increased sales of our Australian business more than offset the loss of business in Japan resulting from the purchase of our distributor by a competitor and in Brazil resulting from the termination of our distributor. In addition, the favorable effect of foreign currency translation due to the weaker U.S. dollar increased 2003 net sales by approximately $4,900 over 2002 levels.

With the introduction of our high-end Natura 3 product family in the second quarter 2003, we now have a five-tiered product family strategy with our Natura 3, Natura 2 SE, Altair, Tribute and Quartet product families.

We believe it is important to have a number of product families to provide our customers with pricing flexibility in selling to the hearing impaired consumer. Our lower priced product families, Quartet and Tribute, have become increasingly important to our sales effort, as relatively weak economies continue to cause consumers to seek lower priced digital hearing aids. The shift to lower priced products reduces our overall average selling price, which puts pressure on gross margin. Offsetting this somewhat are lower sales return rates experienced for our lower priced products. The introduction of Natura 3 and the reduction in sales of Adesso helped our overall average selling price to remain consistent from 2002 to 2003; however, we now expect our overall average selling price to decrease until we introduce our next generation product line in 2005.

We generally have a 60-day return policy for our hearing aids. Our actual sales returns were $15,924 and $16,300 in 2003 and 2002, respectively. Sales returns as a percentage of sales improved from 19.3% in 2002 to 15.4% in 2003 for a number of reasons:

•	We had a higher percentage of net sales outside the U.S. in 2003 and return rates are considerably lower outside the U.S.

•	Germany and Australia sales are at the retail level and are recognized upon customer acceptance. Therefore, returns in these two countries, both of which have significant sales, are much lower.

•	Our lower priced Altair, Tribute and Quartet product families have experienced a lower return rate than our higher priced Natura 3 and Natura 2 SE families. Generally, in the hearing aid business, the higher the price of the hearing aid, the greater the rate at which it is returned.

•	We continue to implement improved manufacturing techniques and better programming software for fitting our hearing aids.

•	Customers have become more experienced with our products.

We believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations.

Gross Profit. Our gross profit and gross margin in 2003 and 2002 were as follows:

	2003	2002
Gross profit	$46,370	$35,421
Gross margin	52.9%	52.1%

Increased gross margin in 2003 principally resulted from reduced purchased component costs, improved labor utilization and manufacturing structure, and better absorption of overhead as a result of higher unit volume, as well as the incremental margin derived from the full year impact of the acquisitions in 2002 of several of our distributors. This gross margin improvement in 2003 was partially offset by severance costs of $615 associated with a consolidation of manufacturing operations in the third quarter. Cost of sales primarily consists of manufacturing costs, royalty expenses, quality costs and costs associated with product remakes and repairs (warranty). The warranty periods range from one to five years for hearing aids. Our actual warranty costs increased from $3,115 in 2002 to $3,422 in 2003 as a result of the increase in the number of hearing aids covered under warranty, partially offset by a decrease in warranty costs per unit. The decrease in warranty costs per unit is a result of reduced component costs and better overhead absorption resulting from higher volume in our repair facility. Further gross margin expansion in 2004 will only be possible if (i) no or little additional overhead is necessary to support increasing volumes, (ii) cost saving initiatives and programs to reduce component costs and product repair costs are successful, (iii) product returns continue to trend down, (iv) per unit repair costs continue to trend down, (v) overall average selling price does not deteriorate, (vi) foreign currency positions do not decline, and (vii) certain government-based reimbursement levels for hearing aids are not reduced.

Selling, General and Administrative. Selling, general and administrative expense primarily consists of wages and benefits for sales and marketing personnel, sales commissions, promotions and advertising, marketing support, distribution and administrative expenses. Selling, general and administrative expense was $36,846, or 42.0% of net sales, in 2003, an increase of $8,698 (31%) from selling, general and administrative expense of $28,148, or 41.4% of net sales, in 2002. This increase was mainly the result of an acquisition of a German business in the second quarter 2003 and, to a lesser extent, the full year effect of acquisitions made during 2002 in Canada, Denmark, England, Switzerland, Austria and the Netherlands totaling approximately $6,400. In addition, foreign currency translation due to the weaker U.S. dollar resulted in an increase in 2003 selling, general and administrative expense of approximately $2,100 over 2002 levels. Excluding the effect of acquisitions and foreign currency translation, selling, general and administrative expense in 2003 increased by approximately $200, or 0.7%, from 2002 levels, reflecting our objective of gaining leverage from our existing infrastructure.

We expect selling, general and administrative expense to increase in 2004 as we incur a full year of operations of our German business acquired in 2003, continue to expand our direct selling capability, add new customers, expand our product offerings and product and promotional materials, pursue branding and advertising campaigns and incur additional costs related to the anticipated growth of our business. As a result, in 2004, we expect selling, general and administrative expense to increase in dollars, although not necessarily as a percentage of sales. Sales and marketing expenses may also vary considerably from quarter to quarter as a result of the timing of our tradeshows and promotional and advertising campaigns.

Research and Development. Research and development expense primarily consists of wages and benefits for research, development, engineering, regulatory and clinical personnel, and also includes consulting, intellectual property, clinical study and engineering support costs. Research and development expense was $9,750, or 11.1% of net sales, in 2003, an increase of $1,450 (17%) from research and development expense of $8,300, or 12.2% of net sales, in 2002. The increase in research and development expense was principally due to costs associated with the design, development and introduction of the Natura 3 product family and assistance in the design and development of advanced integrated circuitry by a third-party contractor. We expect research and development expense to increase in dollars, although not necessarily as a percentage of sales, in 2004 as we design and develop new products and continue to contract certain advanced integrated circuit design and development to a third-party contractor.

Stock-based Compensation. Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of our common stock on the grant date for stock options granted in the one-year period preceding the initial filing of our initial public offering and is being amortized over the vesting periods of the individual stock options, periodically adjusted for employee separations. In 2003 and 2002, $118 and $351, respectively was amortized as stock-based compensation expense. The unamortized balance of $36 as of December 31, 2003 is expected to be amortized as follows: 2004–$26; and 2005–$10. These amounts will decrease if any of the related stock options are forfeited prior to vesting.

Other Income. Other income was $1,537 in 2003 compared to $1,476 in 2002. The increase was principally a result of foreign currency exchange gains of $1,220 in 2003 compared to $527 in 2002. Foreign currency exchange gains resulted from the effect of the weakening U.S. dollar on the intercompany balances between our U.S. parent company and our non-U.S. subsidiaries. These gains were partially offset by a reduction in interest income and other from $982 in 2002 to $482 in 2003 mainly due to lower cash and marketable securities balances and lower interest rates. In addition we incurred interest expense of $165 in 2003 associated with the debt incurred to fund the acquisition of our German business.

Provision for Income Taxes. The effective income tax rate in 2003 was 68.5% compared to 67.3% in 2002. We have been profitable in certain foreign locations, for which tax provisions have been provided. The U.S. tax provision in 2003 was due to alternate minimum tax. Net operating loss carry-forwards available to offset future taxable income as of December 31, 2003 were $20,888 in the U.S. and $8,147 outside the U.S. Our effective income tax rate in 2004 and beyond should improve from the effective rates experienced in 2003 and 2002. We have maintained a full valuation allowance on our U.S. and the majority of our non-U.S. deferred tax income assets. We continually assess the realization of these deferred income tax assets.

RESULTS OF OPERATIONS—2002 COMPARED WITH 2001

Net Sales. Net sales in 2002 and 2001 were comprised of:

	2002	2001	% Change
Net hearing aid sales:
North America	$39,697	$37,556	6%
Europe	14,209	8,904	60
Rest-of-world	13,156	5,776	128

Total net hearing aid sales	67,062	52,236	28
Net component sales	956	5,031	(81)

Total net sales	$68,018	$57,267	19%

Net sales increased 19% from $57,267 in 2001 to $68,018 in 2002. By geography, hearing aid sales in North America of $39,697 in 2002 increased 6% from 2001 sales of $37,556 principally due to sales of our lower priced Tribute product family and Adesso product, both of which were introduced in the first quarter 2002, and the acquisition of two companies in Canada in the second quarter 2002. U.S. sales increased 3% from 2001 to 2002. European hearing aid sales of $14,209 in 2002 increased 60% from 2001 sales of $8,904, and were aided by our 2002 acquisitions of distribution operations in Denmark, England, Switzerland, Austria and the Netherlands. Rest-of-world hearing aid sales of $13,156 in 2002 increased 128% from 2001 sales of $5,776 and included a full year of our Australian business which was acquired in July 2001. In addition, Australian sales in 2002 benefited from the success of our lower-priced Quartet product family, which we introduced in late 2001 in that market.

In 2002, our lower priced product families, Quartet, which was introduced in late 2001, and Tribute, which was introduced in the first quarter 2002, became increasingly important to our sales effort, as relatively weak economies caused consumers to seek lower priced hearing aids. The shift to lower priced products reduced our overall average selling price, which put pressure on gross margin. Offsetting this somewhat were lower sales return rates experienced for our lower priced products.

Component sales were $956 in 2002, a decrease from $5,031 in 2001. The majority of the sales reduction resulted from discontinuing sales to Starkey Laboratories, to which we had sales of $3,900 in 2001.

Actual sales returns were $16,300 and $15,726 in 2002 and 2001, respectively. Sales returns as a percentage of hearing aid sales improved from 21.5% in 2001 to 19.3% in 2002 for the following reasons:

•	We had a higher percentage of net sales outside the U.S. in 2002 and return rates were considerably lower outside the U.S.

•	Our lower priced Altair and Tribute product families experienced a lower return rate than our higher priced Natura 2 SE family. Generally, in the hearing aid business, the higher the price of the hearing aid, the greater the rate at which it is returned.

•	We implemented improved manufacturing techniques and better programming software for fitting our hearing aids.

Gross Profit. Our gross profit and gross margin in 2002 and 2001 were as follows:

	2002	2001
Gross profit	$35,421	$26,018
Gross margin	52.1%	45.4%

Increased gross margin in 2002 principally resulted from reduced purchased component costs, reduced outsourcing and contracting costs, expiration of a royalty license in late 2001, improved labor utilization and manufacturing structure and better absorption of overhead as a result of higher unit volume, as well as the incremental gross margin derived from the acquisition of several of our distributors. This gross margin improvement was achieved in an environment of a declining overall average selling price due to product mix shift toward lower priced products and, to a lesser extent, price competition. Warranty costs increased by 15% from $2,718 in 2001 to $3,115 in 2002, primarily as a result of our increased sales volume. Warranty costs per unit decreased in 2002 due to decreased component costs and better overhead absorption due to higher volume in our repair facility.

Selling, General and Administrative. Selling, general and administrative expense was $28,148, or 41.4% of net sales, in 2002, an increase of $4,186 (17%) from selling, general and administrative expense of $23,962, or 41.8% of net sales, in 2001. This increase was mainly the result of acquisitions made during 2002 in Canada, Denmark, England, Switzerland, Austria and the Netherlands, and more importantly the effect of a full year of our Australian business, which we purchased in 2001 totaling approximately $5,700. Excluding the effect of acquisitions, selling, general and administrative expense in 2002 decreased by approximately $1,500 from 2001 levels primarily as a result of fourth quarter 2001 cost reduction initiatives in the U.S. and Europe.

Research and Development. Research and development expense was $8,300, or 12.2% of net sales, in 2002, a decrease of $757 (8%) from research and development expense of $9,057, or 15.8% of net sales, in 2001. The decrease was mainly the result of a fourth quarter 2001 cost reduction initiative mainly related to headcount reductions in the U.S.

Stock-based Compensation. Deferred stock-based compensation expense was $351 and $727 in 2002 and 2001, respectively.

Other Income. Other income was $1,476 in 2002 compared to $2,093 in 2001. The reduction principally resulted from a decrease in interest income from $2,268 in 2001 to $982 in 2002 mainly due to lower cash and marketable securities balances and significantly lower interest rates. The decrease in interest income was offset somewhat by foreign currency exchange gains of $527 in 2002 versus losses of $66 in 2001. Foreign currency exchange gains in 2002 resulted from the effect of the weakening U.S. dollar on the intercompany balances between our U.S. parent company and our non-U.S. subsidiaries.

Provision for Income Taxes. We recorded an income tax provision in 2002 of $66 based on our profitability in certain countries outside the U.S.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2,048 in 2003. Positive cash flow items included net income of $376, as impacted by non-cash items, including depreciation and amortization of $2,812, stock-based compensation of $118 and deferred income taxes of $290. These positive cash flow items were offset by cash used to reduce accounts payable and accrued expenses of $1,106; increases in accounts receivable of $2,378, inventory of $340 and prepaid expenses and other of $210 resulting primarily from European working capital growth; and a foreign currency transaction gain of $1,610. Net cash provided by operating activities was $681 in 2002. Positive cash flow items included net income of $32, as impacted by non-cash items including depreciation of amortization of $2,019, a decrease in accounts receivable mainly due to increased collections of $1,429 and a decrease in inventories of $801, mainly due to better inventory management. These positive cash flow items more than offset cash used to reduce accounts payable and accrued expenses and less cash received from items accounted for as deferred revenue totaling $3,375. Net cash provided by operating activities of $3,437 in 2001 resulted principally from a decrease in accounts receivable mainly due to increased collections of $3,208 and a decrease in inventories mainly due to better inventory management of $2,048. These positive cash flow changes more than offset the net loss of $5,635, as impacted by $2,760 of non-cash expenses related to depreciation, amortization, stock-based compensation and foreign currency losses.

Net cash used in investing activities of $11,142 in 2003 resulted from cash paid for (i) the acquisition of a Germany business in May 2003 of $13,414, less cash received of $5,768, (ii) other acquisition activity of $635, (iii) purchases of property and equipment of $2,292 and (iv) the net purchase of marketable securities of $815. These cash outflows were offset somewhat by a decrease in customer advances of $246. Net cash used in investing activities of $1,449 in 2002 resulted from cash paid for the acquisition of seven hearing aid businesses outside the U.S. of $7,511, purchases of property and equipment of $2,146 and an increase in other assets pertaining mainly to customer advances of $1,798. These cash outflows were substantially offset by net proceeds from the maturity of marketable securities of $10,006. Net cash provided by investing activities of $5,586 in 2001 resulted from net proceeds from the maturity of marketable securities of $13,021, offset in part by cash paid for the acquisition of our Australian business of $5,143, purchases of property and equipment of $1,567 and investments and advances of $725.

Net cash provided by financing activities of $7,403 in 2003 resulted from proceeds from (i) a long-term loan (payable over 7 years) to fund the Germany acquisition of $8,445 and (ii) stock option exercises and shares issued under our employee stock purchase plan of $1,253. This was offset, in part, by repayment of long-term principal obligations of $399 and the transfer of a portion of our cash and cash equivalents to collateralize our letter of credit of $1,896. Net cash provided by financing activities of $140 in 2002 resulted from proceeds from stock option exercises and shares issued under our employee stock purchase plan of $1,147, substantially offset by repayment of long-term principal obligations of $349 and purchases of common stock for treasury of $658. During 2002 and 2001, we repurchased a total of 874,000 shares of our common stock under a share repurchase program which authorized up to a total of 1,000,000 shares to be repurchased by March 31, 2002. Net cash used in financing activities of $2,355 in 2001 resulted from purchases of common stock for treasury of $2,745 and repayment of long-term principal obligations of $377, offset, in part by, receipt of proceeds from stock option exercises and shares issued under our employee stock purchase plan of $767.

Our cash and marketable securities, including restricted amounts, totaled $33,212 as of December 31, 2003. We expect to experience growth in our operating expenses in order to execute our business plan. Accordingly, we expect that these increasing operating expenses, together with capital expenditures necessary to improve our manufacturing and development capabilities, will constitute a significant use of our cash for at least the next twelve months. In addition, we may use cash to fund acquisitions of complimentary businesses and technologies. We believe that our cash and marketable securities balance will be adequate to meet our operating, working capital and investment requirements in 2004.

Commitments. Our contractual obligations as of December 31, 2003 have been summarized in the table below:

		For the year(s) ending December 31,
	Total	2004	2005 – 2006	2007 – 2008	After 2008
Long-term debt	$9,100	$1,255	$2,510	$2,510	$2,825
Operating leases	6,981	3,046	2,819	1,046	70
Purchase commitment	2,043	2,043
Earn-out on acquisitions	5,767	2,315	3,452
Minimum royalty payments	520	80	280	160

Total	$24,411	$8,739	$9,061	$3,716	$2,895

Recent Accounting Pronouncements. Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, requires a liability to be recorded for costs associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets (i.e., when an event leaves the company little or no discretion to avoid transferring or using the assets in the future). Under previous accounting rules, if a company’s management approved an exit plan, the company generally could record the costs of that plan as a liability on the approval date, even if the company did not incur the costs until a later date. Under SFAS No. 146, some of those costs might qualify for immediate recognition, while others might be recorded during one or more future periods. Our adoption of SFAS No. 146 did not have a material impact on our results of operations and financial position.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Our adoption of EITF No. 00-21 had no effect on our results of operations and financial condition.

In November 2002, the Financial Accounting Standards Board (FASB), issued Financial Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others”, (FIN 45), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Our adoption of FIN 45 had no effect on our results of operations and financial position.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities”, (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. FIN 46 is effective for all new variable interest entities acquired or created after January 31, 2003. In December 2003, the FASB issued FIN 46R, a revision to FIN 46. Among other changes, the revisions of FIN 46R clarified some requirements of original FIN 46, eased some implementation problems and added new scope exceptions. FIN 46R deferred the effective date to the end of the first reporting period ending after March 15, 2004. Under these guidelines, we will adopt FIN 46R in the first quarter of 2004. Our adoption of FIN 46R is expected to have no effect on our financial condition and results of operations since we currently do not have any financial interests in variable interest entities.

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement requires that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying hedged risk to conform to language used in FIN 45 and amends certain other existing pronouncements. This statement, the provisions of which are to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003. Our adoption of SFAS No. 149 had no effect on our results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that a company classify a financial instrument that is within SFAS No. 150’s scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the company. Many of those instruments were previously classified as equity. SFAS No. 150 requires a company to classify the following instruments as liabilities (or assets in some circumstances): mandatorily redeemable financial instruments; obligations to repurchase company equity shares by transferring assets; and certain obligations to issue a variable number of company equity shares. SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Our adoption of SFAS No. 150 had no effect on our results of operations and financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We generally invest our cash in money market funds and corporate debt securities that are subject to minimal credit and market risk considering that they are short-term (expected maturities of 18 months or less from date of purchase) and provided that we hold them to maturity, which is our intention. As of December 31, 2003, we had $22.7 million held in investments in debt securities that carry an effective fixed interest rate of 1.6%. A hypothetical one percentage point change in interest rates would not have had a material effect on our liquidity, financial condition or results of operations. The interest rates on our customer advances, approximates the market rates for comparable instruments and are fixed. Given current interest rates, we believe the market risks associated with these financial instruments are minimal.

Derivative Instruments. We enter into readily marketable forward contracts with financial institutions to minimize the short-term impact of foreign currency fluctuations on certain foreign currency receivables and payables primarily denominated in Australian and European currencies. These contracts create limited earnings volatility because gains and losses associated with exchange rate movements are offset by the transaction gains and losses on certain foreign currency receivables and payables recognized in earnings. We had no derivative instruments outstanding as of December 31, 2003.

We do not enter into these agreements for trading or speculation purposes. Gains and losses on the contracts are included in other income in the statements of operations and offset foreign exchange gains or losses recognized on the revaluation of our intercompany accounts. Our foreign exchange forward contracts generally range from one to three months in original maturity.

Foreign Currency Risk. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S., and from intercompany account balances between our U.S. parent and our non-U.S. subsidiaries. In 2003, approximately 55% of our net sales and 44% of our operating expenses were denominated in currencies other than the U.S. dollar. Inventory purchases were transacted primarily in U.S. dollars. The local currency of each foreign subsidiary is considered the functional currency, and revenue and expenses are translated at average exchange rates for the reported periods. Therefore, our foreign sales and expenses will be higher in a period in which there is a weakening of the U.S. dollar and will be lower in a period in which there is a strengthening of the U.S. dollar. The Australian dollar, Euro, Canadian dollar, British pound sterling and Danish kroner are our most significant foreign currencies. Given the uncertainty of exchange rate fluctuations and the varying performance of our foreign subsidiaries, we cannot estimate the affect of these fluctuations on our future business, results of operations and financial condition . Fluctuations in the exchange rates between the U.S. dollar and other currencies could effectively increase or decrease the selling prices of our products in international markets where the prices of our products are denominated in U.S. dollars. We regularly monitor our foreign currency risks and may take measures to reduce the impact of foreign exchange fluctuations on our operating results. To date, we have not used derivative financial instruments for hedging, trading or speculating on foreign currency exchange, except to hedge intercompany payables and receivables. Average currency exchange rates to convert one U.S. dollar into each local currency for which we had sales of over $3,000 in 2003 were as follows:

	2003	2002	2001
Australian dollar	1.54	1.84	1.93
Euro	0.89	1.06	1.12
Canadian dollar	1.40	1.57	1.55
British pound sterling	0.61	0.67	0.69
Danish kroner	6.58	7.88	8.32

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements information is set forth in Item 15 of this Form 10-K. Supplementary data is set forth in Item 6 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 1, 2003, our Board of Directors, upon recommendation of the Audit Committee, unanimously approved the dismissal of Arthur Andersen LLP as our independent auditing firm and appointed KPMG LLP to serve as our new independent auditing firm.

Arthur Andersen LLP’s report on our consolidated financial statements for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended December 31, 2001 and the period from January 1, 2002 through July 1, 2002, there was no disagreement between us and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to Arthur Andersen LLP’s satisfaction, would have caused Arthur Andersen LLP to make reference to the subject matter of such disagreement in its reports on our consolidated financial statements for such years; and there occurred no reportable event as defined in Item 304(a)(1)(v) of Regulation S-K.

During the year ended December 31, 2001 and through July 1, 2002, we did not consult with KPMG LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

In accordance with Item 304 of Regulation S-K, we submitted this disclosure to Arthur Andersen LLP and KPMG LLP and presented them with the opportunity to include a statement if they believed the above statements were incorrect or incomplete.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding Section 16(a) compliance, the Audit Committee, the Company’s code of ethics and background of the directors appearing under the captions “Stock Ownership,” “Governance of the Company” and “Election of Directors” in the Company’s definitive Proxy Statement for the May 6, 2004 Annual Meeting of Shareholders to be filed within 120 days after our fiscal year end of December 31, 2003 (Proxy Statement) is hereby incorporated by reference. Information concerning our executive officers is set forth in Part I, Item 1 of this Form 10-K. The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item set forth under the captions “Executive Compensation and Other Information” and “Director Compensation” of the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item set forth under the caption “Share Ownership by Certain Beneficial Owners and Named Executive Officers” of the Proxy Statement is incorporated herein by reference. Other information required by this Item is submitted in a separate section of this Form 10-K. See Item 5 above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The information required by this item set forth under the caption “Directors” of the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item set forth under the caption “Ratification of Appointment of the Independent Auditing Firm” of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

(1)	FINANCIAL STATEMENTS

The following consolidated financial statements and independent auditors’ reports are included herein as a separate section beginning on page F-1 of this report:

(2)	FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule is filed as part of this Form 10-K:

SCHEDULE NUMBER	DESCRIPTION	PAGE NUMBER
II	Valuation and Qualifying Accounts	36

The independent auditors’ reports with respect to the Company’s financial statement schedule are on page 37. All other financial statements and schedules not listed have been omitted because the required information is included in the consolidated financial statements or notes thereto, or is not applicable.

(3)  EXHIBITS

Exhibit Number	Exhibit Description

2.1(7)	Sale and Purchase agreement between the selling shareholders of Sanomed Handelsgesellschaft mbH and PALME Verwaltungsgesellschaft mbH and the registrant.

3.2(1)	Amended and Restated Bylaws of the registrant.

10.1(1)	Form of indemnification agreement entered into by the registrant with each of its directors and executive officers.

10.2(1)#	1993 Stock Plan and form of agreements thereunder.

10.3(5)#	2000 Stock Plan and form of agreements thereunder.

10.4(4)#	2000 Employee Stock Purchase Plan.

10.5	Form of management continuity agreement entered into by the registrant with its executive officers.

10.6(3)	Preferred Stock Rights Agreement dated as of March 27, 2001 between the registrant and American Stock Transfer & Trust Company.

10.7(1)	License and Manufacturing Agreement dated February 20, 1997 between the registrant and Atmel Corporation.

10.8(6)*	Amendment dated January 7, 2002 to License and Manufacturing Agreement between the registrant and Atmel Corporation.

10.10(1)	Amended and Restated License Agreement dated March 21, 2000 between the registrant and Brigham Young University.

10.11(1)	Amended and Restated Exclusive License Agreement dated March 21, 2000 between the registrant and Brigham Young University.

10.13(1)	Lease Agreement dated April 28, 1999 between the registrant and 2795 E. Cottonwood Parkway, L.C.

10.14(1)#	Letter Agreement dated February 8, 1998 between the registrant and Michael D. Monahan.

10.15(1)#	Letter Agreement dated May 4, 1997 between the registrant and Gregory N. Koskowich.

10.16(1)#	Letter Agreement dated September 24, 1999 between the registrant and Stephen L. Wilson.

10.17(2)	Subscription Agreement between K/S HIMPP and the registrant dated September 13, 2000.

10.18(2)	Patent License Agreement between K/S HIMPP and the registrant dated September 13, 2000.

21.1	Subsidiaries of the registrant.

Exhibit Number	Exhibit Description

23.1	Consent of Independent Auditors.

23.2	Information regarding consent of Arthur Andersen LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (file no. 333-30566), as amended.

(2)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(3)	Incorporated by reference from the registrant’s Registration Statement on Form 8-A filed on April 16, 2001.

(4)	Incorporated by reference from the registrant’s Registration Statement on From S-8 filed on August 16, 2002.

(5)	Incorporated by reference from the registrant’s Registration Statement on From S-8 filed on August 30, 2002.

(6)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(7)	Incorporated by reference from the registrant’s Form 8-K filed on May 29, 2003.

#	Designates a management contract or compensatory plan or arrangement required to be filed as an exhibit.

*	Confidential treatment has been requested for portions of this exhibit.

(b)	REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter ended December 31, 2003.

(c)	EXHIBITS

See Item 15(a)(1).

(d)	FINANCIAL STATEMENT SCHEDULE

See Item 15(a)(2).

Sonic Innovations, Inc.

Schedule II—Valuation and Qualifying Accounts

(in thousands)

	Year	Beginning balance	Additions	Deductions	Ending balance
Allowance for sales returns	2003	$2,629	$16,782	$15,924	$3,487
	2002	2,925	16,004	16,300	2,629
	2001	2,767	15,884	15,726	2,925

Allowance for doubtful accounts	2003	930	652	37	1,545
	2002	1,196	311	577	930
	2001	676	676	156	1,196

Accrued warranty	2003	3,613	3,924	3,422	4,115
	2002	2,347	4,381	3,115	3,613
	2001	1,229	3,836	2,718	2,347

Inventory reserves	2003	1,111	1,133	380	1,864
	2002	774	908	571	1,111
	2001	1,107	2,080	2,413	774

Deferred income tax asset valuation allowances	2003	15,102	1,470	2,224	14,348
	2002	15,866	—	764	15,102
	2001	13,790	2,076	—	15,866

INDEPENDENT AUDITORS’ REPORTS ON

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders

Sonic Innovations, Inc.:

Under date of January 24, 2004, we reported on the consolidated balance sheets of Sonic Innovations, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended included in this Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as it relates to the years ended December 31, 2003 and 2002 included in this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, the 2003 and 2002 information included in the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Salt Lake City, Utah

January 24, 2004

The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company’s financial statement schedule for 2001 referred to in Item 14(a)(2) of our annual report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this schedule because Arthur Andersen LLP has ceased operations.

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

SONIC INNOVATIONS, INC.

Date: March 15, 2004	By:	/s/ ANDREW G. RAGUSKUS
Andrew G. Raguskus President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ STEPHEN L. WILSON
Stephen L. Wilson Senior Vice President and Chief Financial Officer and Secretary (Principal Financial Officer)

	By:	/s/ MICHAEL M. HALLORAN
Michael M. Halloran Vice President and Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers on behalf of the registrant on March 15, 2004.

By:	/s/ ANDREW G. RAGUSKUS
Andrew G. Raguskus President and Chief Executive Officer

By:	/s/ STEPHEN L. WILSON Stephen L. Wilson Senior Vice President and Chief Financial Officer and Secretary

By:	/s/ MICHAEL M. HALLORAN Michael M. Halloran Vice President and Corporate Controller

By:	/s/ LEWIS S. EDELHEIT
Director

By:	/s/ ANTHONY B. EVNIN
Director

By:	/s/ KEVIN J. RYAN
Director

By:	/s/ LAWRENCE C. WARD
Director

By:	/s/ SAMUEL L. WESTOVER
Director

INDEPENDENT AUDITORS’ REPORTS

To the Board of Directors and Shareholders of Sonic Innovations, Inc.:

We have audited the accompanying consolidated balance sheets of Sonic Innovations, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The accompanying consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 25, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Innovations, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

Salt Lake City, Utah

January 24, 2004

The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company’s consolidated financial statements as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this annual report because Arthur Andersen LLP has ceased operations.

To Sonic Innovations, Inc.:

We have audited the accompanying consolidated balance sheets of Sonic Innovations, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Innovations, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/    ARTHUR ANDERSEN LLP

Salt Lake City, Utah

January 25, 2002

SONIC INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share data

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$8,630	$13,690
Marketable securities	8,565	16,255
Restricted cash, cash equivalents and marketable securities	5,989	—
Accounts receivable, net	16,232	8,208
Inventories	9,361	6,485
Prepaid expenses and other	2,492	1,809
Receivable from insurance company	7,000	—

Total current assets	58,269	46,447

Long-term marketable securities	4,165	5,616
Restricted long-term marketable securities	5,863	—
Property and equipment, net	6,493	5,862
Goodwill and indefinite-lived intangible assets	26,972	13,311
Definite-lived intangible assets, net	3,529	1,609
Other assets	1,705	1,901

Total assets	$106,996	$74,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$1,255	$102
Payable for settlement of lawsuit	7,000	—
Accounts payable	8,455	4,111
Accrued payroll and related expenses	3,166	2,890
Accrued warranty	4,115	3,613
Deferred revenue	2,773	1,809
Deferred income tax liabilities	1,459	—
Other accrued liabilities	1,700	2,376

Total current liabilities	29,923	14,901

Long-term obligations, net of current portion	7,845	—
Deferred revenue, net of current portion	3,058	—
Deferred income tax liabilities, net of current portion	866	—
Other liabilities	251	—

Total liabilities	41,943	14,901

Commitments and contingencies (Notes 3, 6, 7 and 9)
Shareholders’ equity:
Common stock, $0.001 par value; 70,000 shares authorized; 21,170 and 20,686 shares issued, respectively	21	21
Additional paid-in capital	114,685	113,434
Deferred stock-based compensation	(36)	(156)
Accumulated deficit	(51,208)	(51,584)
Accumulated other comprehensive income	5,364	1,533
Treasury stock, at cost; 830 and 730 shares, respectively	(3,773)	(3,403)

Total shareholders’ equity	65,053	59,845

Total liabilities and shareholders’ equity	$106,996	$74,746

See accompanying notes to consolidated financial statements.

SONIC INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share data

	For the Years Ended December 31,
	2003	2002	2001
Net sales	$87,690	$68,018	$57,267
Cost of sales	41,320	32,597	31,249

Gross profit	46,370	35,421	26,018

Selling, general and administrative expense	36,846	28,148	23,962
Research and development expense	9,750	8,300	9,057
Stock-based compensation expense	118	351	727

Operating loss	(344)	(1,378)	(7,728)
Other income, net	1,537	1,476	2,093

Income (loss) before income taxes	1,193	98	(5,635)
Provision for income taxes	817	66	—

Net income (loss)	$376	$32	$(5,635)

Basic and diluted earnings (loss) per common share:	$0.02	$0.00	$(0.28)

Weighted average number of common shares outstanding:
Basic	19,941	19,595	19,822

Diluted	20,971	20,869	19,822

Stock-based compensation expense allocable to each caption:
Cost of sales	$6	$16	$33
Selling, general and administrative expense	95	287	595
Research and development expense	17	48	99

Stock-based compensation expense	$118	$351	$727

See accompanying notes to consolidated financial statements.

SONIC INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

In thousands

	Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2000	19,812	$20	$111,633	$(1,346)	$(45,981)	$(55)	$—	$64,271
Comprehensive loss:
Net loss	—	—	—	—	(5,635)	—	—	(5,635)
Foreign currency translation adjustment	—	—	—	—	—	(221)	—	(221)

Comprehensive loss								(5,856)

Exercise of stock options and employee stock purchase plan issuances	309	—	767	—	—	—	—	767
Treasury stock purchases, 730 shares	—	—	—	—	—	—	(2,745)	(2,745)
Stock-based compensation	—	—	(112)	839	—	—	—	727

Balance, December 31, 2001	20,121	20	112,288	(507)	(51,616)	(276)	(2,745)	57,164
Comprehensive income:
Net income	—	—	—	—	32	—	—	32
Foreign currency translation adjustment	—	—	—	—	—	1,809	—	1,809

Comprehensive income								1,841

Exercise of stock options and warrant and employee stock purchase plan issuances	565	1	1,146	—	—	—	—	1,147
Treasury stock purchases, 144 shares	—	—	—	—	—	—	(658)	(658)
Stock-based compensation	—	—	—	351	—	—	—	351

Balance, December 31, 2002	20,686	21	113,434	(156)	(51,584)	1,533	(3,403)	59,845
Comprehensive income:
Net income	—	—	—	—	376	—	—	376
Foreign currency translation adjustment	—	—	—	—	—	3,831	—	3,831

Comprehensive income								4,207

Exercise of stock options and employee stock purchase plan issuances	484	—	1,253	—	—	—	—	1,253
Treasury stock acquired in acquisition, 100 shares (Note 3)	—	—	—	—	—	—	(370)	(370)
Stock-based compensation	—	—	(2)	120	—	—	—	118

Balance, December 31, 2003	21,170	$21	$114,685	$(36)	$(51,208)	$5,364	$(3,773)	$65,053

See accompanying notes to consolidated financial statements.

SONIC INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$376	$32	$(5,635)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,812	2,019	1,967
Stock-based compensation	118	351	727
Foreign currency (gain) loss	(1,610)	(527)	66
Deferred income taxes	290	—	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(2,378)	1,429	3,208
Inventories	(340)	801	2,048
Prepaid expenses and other	(442)	32	(251)
Other assets	232	(81)	638
Accounts payable, accrued expenses and deferred revenue	(1,106)	(3,375)	669

Net cash provided by (used in) operating activities	(2,048)	681	3,437

Cash flows from investing activities:
Acquisitions, net of cash acquired	(8,281)	(7,511)	(5,143)
Purchase of property and equipment	(2,292)	(2,146)	(1,567)
Investments and advances, net	246	(1,798)	(725)
Purchase of marketable securities	(27,281)	(70,301)	(42,864)
Proceeds from sale or maturity of marketable securities	26,466	80,307	55,885

Net cash provided by (used in) investing activities	(11,142)	(1,449)	5,586

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan issuances	1,253	1,147	767
Restricted cash deposit to collateralize letter of credit	(1,896)	—	—
Proceeds from short-term loan	13,000	—	—
Principal payment on short-term loan	(13,000)	—	—
Proceeds from long-term obligation	8,445	—	—
Principal payments on long-term obligations	(399)	(349)	(377)
Purchase of common stock for treasury	—	(658)	(2,745)

Net cash provided by (used in) financing activities	7,403	140	(2,355)

Effect of exchange rate changes on cash and cash equivalents	727	389	(51)

Net increase (decrease) in cash and cash equivalents	(5,060)	(239)	6,617
Cash and cash equivalents, beginning of the year	13,690	13,929	7,312

Cash and cash equivalents, end of the year	$8,630	$13,690	$13,929

Supplemental cash flow information:
Cash paid during the year for interest	$92	$35	$78
Cash paid during the year for income taxes	65	—	—

Supplemental disclosure of acquisition related activity:
Fair value of assets acquired	$23,493	$13,411	$6,630
Liabilities assumed	9,444	4,695	1,478

Net cash paid	14,049	8,716	5,152
Cash acquired	5,768	1,205	9

Acquisitions, net of cash acquired	$8,281	$7,511	$5,143

See accompanying notes to consolidated financial statements.

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands, except share data

NOTE 1    NATURE OF OPERATIONS

Sonic Innovations, Inc. (the Company) designs, develops, manufacturers and markets advanced digital hearing aids that are intended to provide the highest levels of satisfaction for hearing impaired customers. Capitalizing on what it believes is an advanced understanding of human hearing, the Company has developed patented digital signal processing (DSP) technologies and embedded them in the smallest single-chip DSP platform ever installed in a hearing aid. In countries where the Company has a direct presence, the Company principally sells finished hearing aids to hearing care professionals, except in Australia and Germany where the Company principally sells hearing aids directly to hearing impaired consumers. In countries where the Company does not have a direct presence, the Company sells finished hearing aids and hearing aid kits principally to distributors.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Sonic Innovations, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to allowance for doubtful accounts, sales returns, inventory obsolescence, long-lived asset impairment, warranty accruals and deferred income tax asset valuation allowances. Actual results could differ from those estimates.

Revenue Recognition and Concentrations of Credit Risk. Sales are recognized when (i) products are shipped, except for retail sales in Germany and Australia, which are recognized upon acceptance by the hearing impaired consumer, (ii) persuasive evidence of an arrangement exists, (iii) title and risk of loss has transferred, (iv) the price is fixed and determinable, (v) contractual obligations have been satisfied, and (vi) collectability is reasonably assured. Net sales consist of product sales less provisions for sales returns which are made at the time of sale. The Company generally has a 60-day return policy, and allowances for sales returns are reflected as a reduction of sales. Allowances for sales returns were as follows:

	2003	2002	2001
Balance, beginning of year	$2,629	$2,925	$2,767
Provisions and acquisitions	16,782	16,004	15,884
Returns processed	(15,924)	(16,300)	(15,726)

Balance, end of year	$3,487	$2,629	$2,925

The Company performs ongoing credit evaluations of its customers and provides for doubtful accounts. As of December 31, 2003 and 2002, allowances for doubtful accounts were $1,545 and $930, respectively. No single customer comprised 10% or more of net sales in either 2003 or 2002. One customer comprised 10% of net sales in 2001.

Revenues related to sales of separately priced extended service contracts are deferred and recognized on a straight-line basis over the contractual periods, which range from one to five years.

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

Warranty Costs. The Company provides for the cost of remaking and repairing products under warranty at the time of sale. These costs are included in cost of sales. Warranty periods range from one to five years. The Company analyzes the amount of historical warranty by geography, product family and model, as appropriate, when evaluating the adequacy of the reserve. Because of the length of the warranty period, adjustments to the originally recorded provisions may be necessary from time to time. Accrued warranty was as follows:

	2003	2002	2001
Balance, beginning of year	$3,613	$2,347	$1,229
Provisions and acquisitions	3,924	4,381	3,836
Costs	(3,422)	(3,115)	(2,718)

Balance, end of year	$4,115	$3,613	$2,347

Derivative Instruments. The Company enters into forward contracts with financial institutions to minimize the short-term impact of foreign currency fluctuations on certain intercompany account balances. The Company does not enter into these contracts for trading or speculation purposes. Gains and losses on the contracts are included in net income (loss) and offset foreign exchange gains or losses recognized on the revaluation of intercompany accounts. The Company’s foreign currency forward contracts generally mature one to three months from the contract date. As of December 31, 2003, there were no hedging instruments outstanding.

Cash Equivalents. The Company considers all short-term investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2003 and 2002, cash equivalents consisted of certificates of deposit and money market funds totaling $5,917 and $9,080, respectively. As of December 31, 2003, the Company had pledged $11,852 of cash, cash equivalents and marketable securities to secure a long-term loan (see Note 6).

Marketable Securities. The Company designates the classification of its marketable securities at the time of purchase and re-evaluates this designation as of each balance sheet date. As of December 31, 2003 and 2002, the Company’s investment portfolio consisted of corporate debt securities classified as held-to-maturity and was presented at its amortized cost, which approximated market value. The amortized cost of corporate debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. A decline in the market value below cost that is deemed other than temporary is charged to results of operations resulting in the establishment of a new cost basis. The Company’s investment policy is to purchase debt securities with (i) anticipated maturity dates of 18 months or less from the date of purchase and (ii) minimum ratings of A-1 from Standard & Poor’s and P-1 from Moody’s.

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

The Company’s investments as of December 31 consisted of the following:

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate	$11,584	$6	$(6)	$11,584
U.S. government	7,668	8	(8)	7,668
Municipal obligations	2,861	—	—	2,861
Other	573	—	(1)	572

Total	$22,686	$14	$(15)	$22,685

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate	$13,895	$20	$(8)	$13,907
U.S. government	6,393	23	(3)	6,413
Municipal obligations	1,377	—	—	1,377
Other	206	—	(3)	203

Total	$21,871	$43	$(14)	$21,900

Inventories. Inventories are stated at the lower of cost or market value using the first-in, first-out (FIFO) method. Inventories as of December 31 consisted of the following:

	2003	2002
Raw materials	$1,709	$1,480
Components	2,244	1,352
Work in progress	223	165
Finished goods	5,185	3,488

Total	$9,361	$6,485

Provision is made to reduce excess and obsolete inventories to their estimated net realizable values. As of December 31, 2003 and 2002, reserves for excess and obsolete inventories were $1,864 and $1,111, respectively.

Purchase Commitments. The Company reviews its firm purchase commitments at each reporting date to determine if commitments are at prices in excess of net realizable value. To the extent such commitments exceed

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

net realizable value, the Company’s policy is to recognize a loss in the period in which an impairment in value becomes evident. There were no such losses recognized in 2003, 2002 and 2001.

Property and Equipment. Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of 7 years for furniture and fixtures and 3 to 5 years for machinery and equipment. Leasehold improvements are amortized over the lease term of up to 5 years. Upon the retirement or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts. The resulting gain or loss is included in net income (loss). Major renewals and betterments are capitalized while minor expenditures for maintenance and repairs are charged to expense as incurred. Property and equipment as of December 31 consisted of the following:

	2003	2002
Machinery and equipment	$5,272	$5,372
Computer equipment and software	7,570	3,429
Furniture and office equipment	4,188	4,324
Leasehold improvements	397	324

	17,427	13,449

Less accumulated depreciation and amortization	(10,934)	(7,587)

Total	$6,493	$5,862

Impairment of Long-Lived Assets. Long-lived tangible assets and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset group and its eventual disposition. Measurement of an impairment loss for such assets is based on the fair value of the asset. There were no such losses recognized in 2003, 2002 and 2001.

Goodwill and Indefinite-Lived Intangible Assets. Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, prohibits the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives. Goodwill and indefinite-lived intangibles are required to be tested for impairment on an annual basis (and between annual tests in certain circumstances) and written down when impaired. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Based on impairment tests performed on each of the Company’s acquired operations, there was no impairment of goodwill or the Company’s renewable government license asset in 2003, 2002 and 2001. The Company has chosen to perform annual impairment testing in the fourth quarter of each year. There can be no assurance that future impairment tests will not result in an impairment charge.

Patents. During 2003, 2002 and 2001, the Company expensed direct costs associated with obtaining and filing patents of $256, $272 and $253, respectively.

Research and Development. Research and development costs, which include basic research, development of useful ideas into new products, continuing support and enhancement of existing products and regulatory and clinical activities, are expensed as incurred.

Advertising. Advertising costs are expensed as incurred. Advertising costs for 2003, 2002 and 2001 were $2,209, $2,605 and $1,822, respectively.

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

Earnings (Loss) Per Common Share. Basic earnings (loss) per common share is calculated based upon the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per common share is calculated based upon the weighted average shares of common stock outstanding, plus the dilutive effect of common stock equivalents calculated using the treasury stock method. Dilutive common stock equivalents in 2003 and 2002 consisted of 1,030,412 and 1,273,619 shares, respectively pertaining to 2,855,110 and 2,978,695 stock options, respectively. Antidilutive common stock equivalents, consisting of stock options and warrants, of 1,920,081, 1,548,439 and 3,580,994 in 2003, 2002 and 2001, respectively were excluded from diluted earnings (loss) per common share calculations.

Fair Value of Financial Instruments. The Company’s financial instruments consist primarily of cash equivalents, marketable securities, accounts receivable, accounts payable and long-term debt. The carrying values of the financial instruments approximate their fair values. The estimated fair values have been determined using appropriate market information and valuation methodologies.

Foreign Currency Translation. The accounts of the Company’s subsidiaries are translated into United States (U.S.) dollars using the exchange rate at the balance sheet date for assets and liabilities and the weighted average exchange rate for the period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in other income (expense).

Employee Stock Option Plans. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amended SFAS No. 123, “Accounting for Stock-Based Compensation”, and gives companies electing to expense employee stock options three methods to do so. In addition, the statement amends the disclosure requirements to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. The Company has elected to continue using the intrinsic value method of accounting for stock-based compensation. Therefore, SFAS No. 148 did not have any effect on the Company’s results of operations and financial position. See information below and Note 11 for additional disclosures regarding stock-based compensation.

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

Under the intrinsic value method, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s results of operations. However, the Company is required under SFAS No. 123 to disclose pro forma information regarding stock option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. Pro forma information was as follows:

	2003	2002	2001
Net income (loss):
As reported	$376	$32	$(5,635)
Add: Stock-based employee compensation included in reported net income (loss)	118	351	727
Deduct: Stock-based employee compensation expense determined under fair value-based method	(3,280)	(3,792)	(2,746)

Pro forma	$(2,786)	$(3,409)	$(7,654)

Basic earnings (loss) per share:
As reported	$0.02	$0.00	$(0.28)

Pro forma	$(0.14)	$(0.17)	$(0.39)

Diluted earnings (loss) per share:
As reported	$0.02	$0.00	$(0.28)

Pro forma	$(0.14)	$(0.17)	$(0.39)

In determining the pro forma amounts in the table above, the fair market value of each option was estimated on the date of grant using the Black-Scholes option-pricing model amortized on a straight-line basis over the vesting period of the option and based on the following weighted average assumptions:

	2003	2002	2001
Risk free rate of return	3.07%	4.63%	6.50%
Expected dividend yield	0.00%	0.00%	0.00%
Volatility	86.7%	89.1%	95.5%
Expected life	5 years	5 years	5 years

Comprehensive Income (Loss). The Company computes comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income”. SFAS No. 130 establishes standards for the reporting and presentation of other comprehensive income (loss) and its components in the financial statements. Other comprehensive income (loss) includes net income (loss) plus the results of certain shareholders’ equity changes not reflected in the results of operations. The Company’s comprehensive income (loss) consisted of changes in foreign currency translation adjustments, which were not adjusted for income taxes as they relate to specific indefinite investments in international subsidiaries.

NOTE 3    ACQUISITIONS

In May 2003, the Company acquired 100% of the stock of Sanomed Handelsgesellschaft mbH (Sanomed), a distribution company that markets hearing aids directly to German hearing impaired customers through ear-nose-

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

throat (ENT) physicians. Sanomed was founded in 1990 as a limited liability company. The Company acquired Sanomed to establish a location and meaningful presence in Germany. The acquisition was effected through a wholly owned subsidiary of the Company, PALME Verwaltungsgellschaft mbH, whose name was subsequently changed to Sonic Innovations GmbH. The initial consideration paid by the Company including expenses was $13,414. Additional consideration of up to a maximum of $5,021 may be payable based on sales performance over a three-year period.

In 2002, the Company acquired seven hearing aid businesses outside the U.S. for a total cash purchase price of $8,716 and in 2001 acquired one hearing aid business for a purchase price of $5,152. Additional payments of $635 have been made since the acquisitions based on sales performance and were accounted for as increases to goodwill. As of December 31, 2003 and 2002, there were accrued milestone payments of $350 included in accounts payable. Additional consideration for these acquisitions of up to a maximum of $746 may be payable based on 2004 sales performance.

Goodwill was reduced in 2003 by $512 as a result of the reversal of certain deferred tax asset valuation allowances, which had been established in the Australian subsidiary when it was purchased due to the initial uncertainty of their realization.

The Company’s acquisitions have all been accounted for as purchases in accordance with SFAS No. 141, “Business Combinations”. The purchase prices of these businesses have been allocated to the net assets acquired based on independent valuations. The following table sets forth the allocation of the aggregate purchase price of the acquired businesses:

	2003	2002	2001
Current assets	$10,576	$4,555	$1,394
Property and equipment and other assets	401	457	1,030
Goodwill and indefinite-lived intangible assets	10,469	7,834	4,206
Definite-lived intangible assets	2,046	565	—
Current liabilities	(2,480)	(4,695)	(1,478)
Deferred revenue	(3,543)	—	—
Deferred taxes and other liabilities	(3,420)	—	—

Total	$14,049	$8,716	$5,152

Goodwill represents the excess purchase price over the net identifiable assets acquired in the Company’s various acquisitions. In 2003, acquired other assets included $370 of Sonic Innovations, Inc. common stock, which had been previously purchased by Sanomed. This amount has been classified as treasury stock in the consolidated financial statements.

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

The results of operations of Sanomed are included in the consolidated results of operations of the Company from May 1, 2003. The following table sets forth summary pro forma consolidated financial information as if the acquisition had taken place at the beginning of the periods presented:

	2003	2002
Net sales	$94,163	$84,730
Operating profit	1,287	145
Net income	1,306	771
Earnings per common share:
Basic	$0.07	$0.04

Diluted	$0.06	$0.04

Weighted average number of common shares outstanding:
Basic	19,908	19,587

Diluted	20,938	20,864

NOTE 4    INTANGIBLE ASSETS

Intangible assets as of December 31 consisted of the following:

	2003
	Original Cost	Accumulated Amortization	Translation	Carrying Value	Useful Lives
Definite-lived intangible assets:
Technology license	$1,350	$(416)	$—	$934	13 years
Trademarks	1,701	(205)	160	1,656	3-10 years
Distribution agreements	456	(224)	98	330	2-5 years
Non-compete agreements	362	(56)	56	362	5 years
Other intangibles	283	(97)	61	247	2-5 years

Sub-total	4,152	(998)	375	3,529
Goodwill and indefinite-lived intangible assets	21,906	—	5,066	26,972

Total	$26,058	$(998)	$5,441	$30,501

	2002
	Original Cost	Accumulated Amortization	Translation	Carrying Value	Useful Lives
Definite-lived intangible assets:
Technology licenses	$1,425	$(317)	$—	$1,108	1-13 years
Trademarks	208	(34)	17	191	3-5 years
Distribution agreements	186	(57)	34	163	3-5 years
Other intangibles	171	(18)	(6)	147	3-5 years

Sub-total	1,990	(426)	45	1,609
Goodwill and indefinite-lived intangible assets	12,083	—	1,228	13,311

Total	$14,073	$(426)	$1,273	$14,920

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

During 2003, the impact of foreign currency translation increased the balance of intangible assets by $5,441. Amortization expense was $498 and $207 in 2003 and 2002, respectively. Annual forecasted amortization expense for the years 2004 through 2008 is as follows: 2004–$622; 2005–$554; 2006–$486; 2007–$422; and 2008–$294.

Technology licenses relate to agreements with (i) a partnership of hearing aid companies to which the Company paid $1,800 for a paid-up license to use the partnership’s technology, and (ii) a private company to which the Company paid $75 for the use of a certain material used in hearing aids. The Company received cash dividends from the partnership of $100 in 2002 and $350 in 2001, which were accounted for as reductions to the technology license. The license from the partnership is being amortized over the life of the technology through 2013. The Company chose not to integrate the certain material used in hearing aids and therefore, expensed the $75 technology license in 2003.

NOTE 5    OTHER ASSETS

Other assets as of December 31 consisted of the following:

	2003	2002
Investments and advances	$1,461	$1,707
Other assets	244	194

Total	$1,705	$1,901

Investments and advances consisted of one investment and one advance to two separate business partners and several advances to customers. The advances are secured by the assets of the business, life insurance policies and/or personal guarantees. Prior to the advance, the Company performs a credit evaluation. The advances bear interest at rates ranging from 5% to 8%, are evidenced by promissory notes, and have terms from one to five years. The Company discontinues the accrual of interest income when a loan is determined to be non-performing. Investments and advances are stated at cost, net of valuation allowances of $153 and $110 as of December 31, 2003 and 2002, respectively.

NOTE 6    LONG-TERM OBLIGATIONS

The $13,000 initial purchase price of the Company’s German acquisition was funded by a short-term loan from a U.S. bank. During the third quarter 2003, the loan was repaid and partially replaced with a long-term loan of 7,500 Euro ($8,445) from a German bank. The interest rate applicable to the new loan is 1.0% above the EURIBOR rate (3.18% as of December 31, 2003) as defined in the loan agreement. The loan is collateralized by a letter of credit from a U.S. bank, and the Company pledged $11,852 of its cash, cash equivalents and marketable securities as security to obtain a reduced interest rate of 0.6% on this letter of credit. The loan payments are 250 Euro ($314 as of December 31, 2003) per quarter. The Company’s effective interest rate for the period through December 31, 2003 was 3.78%.

The long-term capital lease obligation as of December 31, 2002 of $103 (present value of $102) was paid in full in 2003. As of December 31, 2002, the Company held certain property and equipment with a cost of $973 under this capital lease agreement with a bank and had recorded accumulated amortization of $875.

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

NOTE 7    CAPITAL STOCK

Preferred Stock. The Company’s certificate of incorporation authorizes the issuance of 5,000,000 shares of preferred stock with terms and preferences designated therein. As of December 31, 2003, no preferred shares were outstanding.

Shareholder Rights Plan. The Company has a shareholder rights plan pursuant to which it declared a dividend of one preferred share purchase right for each outstanding share of common stock. Each right entitles the holder, under certain circumstances, to purchase common stock of the Company with a value of twice the exercise price of the right. The rights are redeemable by the Company and expire in 2011.

NOTE 8    OTHER INCOME

Other income consisted of the following:

	2003	2002	2001
Interest income and other	$482	$982	$2,268
Interest expense	(165)	(33)	(109)
Foreign currency exchange gain (loss)	1,220	527	(66)

Total	$1,537	$1,476	$2,093

NOTE 9    COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases various equipment and office space under noncancelable operating leases that expire at various dates through 2009. Rental expense for 2003, 2002 and 2001 was $3,545, $2,233 and $1,750, respectively. Future minimum lease payments under noncancelable leases for the next five years and thereafter as of December 31, 2003 totaled $6,981 and are due as follows: 2004—$3,046; 2005—$1,605; 2006—$1,214; 2007—$740; 2008—$306; and thereafter—$70. Sublease revenue of $118, $263 and $186 in 2002, 2001 and 2000, respectively was netted against lease expense. Future sublease revenue of $112 is due in 2004.

Brigham Young University Technology License Agreements. In 1995, the Company entered into a license agreement, as amended in 1996 and 2000, with Brigham Young University (BYU) to utilize certain patents involving hearing aid signal processing, audio signal processing and hearing compression. The agreement remains in effect until the expiration of the last patent right in 2013 and can be terminated by BYU in the event of circumstances outlined in the agreement. During the term of the agreement, the Company is responsible for the payment of all fees and costs associated with filing and maintaining patent rights. As consideration for the license, the Company issued 105,567 shares of its common stock and paid license fees totaling $580 through 2001, at which time the license was paid in full.

In 1997, the Company entered into a separate license agreement with BYU to utilize certain “noise suppression” technologies owned by BYU. The agreement remains in effect indefinitely, unless terminated by BYU in the event of circumstances outlined in the agreement. Under the terms of this agreement, the Company is required to make royalty payments to BYU in the amount of 0.5% of the adjusted gross sales of the licensed products sold or otherwise transferred to an end user for as long as the Company uses this technology. This agreement may be terminated without cancellation fees. Royalty expense pertaining to this license was $129, $160 and $139 in 2003, 2002 and 2001, respectively.

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

K/S HIMPP License Agreement. In 2000, the Company entered into a license agreement with K/S HIMPP, a Danish partnership, whereby the Company licensed rights to use technology covered by approximately 200 patents owned by K/S HIMPP that are considered essential for the sale of programmable hearing aids. The Company paid $1,800 for a paid-up license to use this technology and an equity interest in K/S HIMPP. The paid-up license is being amortized over the life of the technology through 2013. Amortization expense pertaining to this license was $99, $106 and $136 in 2003, 2002 and 2001, respectively.

Digital License Agreement. In 2003, the Company entered into a license agreement with another company that provides the Company with an exclusive worldwide license to utilize patents involving directional signal processing. Under the terms of this agreement, the Company is required to pay a royalty equal to 0.5% of net sales of hearing aid products or a minimum quarterly fee, whichever is greater. Royalty expense pertaining to this license was $40 in 2003.

Manufacturing License Agreement. In 2003, the Company entered into a license agreement with a competitor that provides the Company with the technology to produce hearing aid shells using an automated process. Under the terms of this agreement, the Company is obligated to pay a royalty based on the number of units produced using such technology. There was no royalty expense pertaining to this license in 2003.

Other License Agreements. In 1999, the Company entered into a license agreement to resolve a claim of patent infringement made by a competitor under which the Company paid a 1.5% royalty on all net sales of hearing aids for the period 1998 through 2001, at which time the license was paid in full. Royalty expense pertaining to this license was $559 in 2001 and no subsequent payments are required.

Supplier Purchase Commitment and Concentrations. In 1997, the Company entered into an agreement, as amended in 2000 and 2002, with an integrated circuit manufacturer to purchase integrated circuits used in all the Company’s products. The agreement provides the manufacturer with a non-exclusive, non-transferable license to use the Company’s technology for non-hearing applications. The manufacturer granted the Company a license to minor improvements or enhancements made to the technology by the manufacturer for hearing applications. The Company made purchases from this manufacturer totaling $2,601, $1,550 and $1,525, in 2003, 2002 and 2001, respectively. The agreement requires the Company to make minimum purchases based on a fixed minimum number of integrated circuits at a fixed price per integrated circuit. Minimum payments remaining under the agreement are $1,800 in 2004. The Company purchases all of its integrated circuits from this manufacturer. Should this manufacturer be unable to provide the Company with these integrated circuits, the ability of the Company to produce products for sale would be materially impaired.

Legal Matters. The Company is a defendant in a lawsuit filed in October 2000 claiming that the Company and certain of its officers and directors violated federal securities laws by providing materially false and misleading information or concealing information about the Company’s relationship with Starkey Laboratories, Inc. The complaint alleges that as a result of false statements or omissions, the Company was able to complete its IPO, artificially inflate its financial projections and results and have its stock trade at inflated levels. The Company reached an agreement in principle to settle the securities class action lawsuits that have been consolidated under the caption Lynda Steinbeck, et al. v. Sonic Innovations, Inc., et al., in the United States District Court for the District of Utah. The terms of the settlement call for a cash payment of $7,000 which will be funded by the Company’s directors and officers liability insurance. The settlement is expected to have no impact on the Company’s results of operations and financial position. Final settlement is contingent on

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

negotiation and execution of a formal settlement stipulation and court approvals of the settlement following notification to members of the class and an opportunity for class members to object.

In addition, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate resolution of these matters will have a material adverse effect on the Company’s results of operations and financial position.

NOTE 10    INCOME TAXES

Income (loss) before income taxes consisted of the following:

	2003	2002	2001
Domestic	$3,495	$315	$(4,108)
Foreign	(2,302)	(217)	(1,527)

Total	$1,193	$98	$(5,635)

The provision for income taxes consisted of the following:

	2003	2002	2001
Domestic:
Current	$119	$—	$—
Deferred	—	—	—

	119	—	—
Foreign:
Current	408	66	—
Deferred	290	—	—

	698	66	—

Total	$817	$66	$—

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of its non-U.S. subsidiaries since these earnings are intended to be reinvested indefinitely. As a result, in accordance with APB No. 23, the foreign currency translation adjustment included in other comprehensive income (loss) has not been tax effected. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

The following table presents the principal reasons for the difference between the actual effective income tax rate and the U.S. federal statutory income tax rate:

	2003	2002
U.S. federal statutory income tax rate	34.0%	34.0%
State income tax rate, net of federal income tax effect	1.5	—
Foreign earnings taxed at different rates	124.1	142.6
Non-deductible items	11.1	37.8
Change in valuation allowance attributable to operations	(102.2)	(147.1)

Effective income tax rate	68.5%	67.3%

In 2001, operating losses were incurred in all tax jurisdictions and offset in full by valuation allowances. Therefore, no income tax reconciliation is presented.

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

Deferred income taxes are determined based on the differences between the financial reporting and income tax bases of assets and liabilities using enacted income tax rates expected to apply when the differences are expected to be settled or realized. As of December 31 the components of the net deferred income tax liability were as follows:

	2003	2002
Deferred income tax assets:
Net operating loss carry-forwards	$9,971	$10,909
Allowance for sales returns and doubtful accounts	1,479	1,102
Inventory allowances and warranty accruals	956	998
Deferred revenue	730	398
Accumulated research and development credits	854	704
Start up amortization	—	429
Other	958	562

Sub-total	14,948	15,102

Valuation allowance	(14,348)	(15,102)

Deferred income tax assets	600	—

Deferred income tax liabilities:
Inventory	(1,020)	—
Depreciation	(65)	—
Acquired intangible assets	(866)	—
Other	(622)	—

Deferred income tax liabilities	(2,573)	—

Net deferred income tax liability	$(1,973)	$—

Valuation allowances for the deferred income tax assets were recorded due to the uncertainty of their realization based principally upon the Company’s lack of profitability to date. In addition, deferred income tax assets recognized in the Company’s acquisitions were fully reserved. In 2003, the Company reversed a valuation allowance of $512 established in connection with the acquisition of its Australian business and accordingly reduced the recorded indefinite-lived intangible asset. As of December 31, 2003, the Company had net operating loss carry-forwards for U.S. federal income tax reporting purposes totaling $20,888 that will begin to expire in 2018 if not utilized. The Company has various state net operating loss carry-forwards, which expire depending on the rules of the various states to which the net operating loss is allocated. Non-U.S. net operating loss carry-forwards of $8,147 will begin to expire in 2004.

Approximately $895 of net operating loss carry-forwards as of December 31, 2003 were attributable to deductions associated with the exercise of Company stock options, the benefit of which will be credited to additional paid-in capital when realized.

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

NOTE 11    STOCK–BASED COMPENSATION

Stock Options. The Company’s 2000 Stock Plan provides for the issuance of a maximum of 7,552,632 shares of common stock. The plan allows for the grant of incentive or nonqualified stock options and stock purchase rights and is administered by the Board of Directors who determines the type, quantity and terms and conditions of any award, including any vesting conditions. The maximum term of an option may not exceed ten years and the plan will expire in 2010. As of December 31, 2003, 624,076 shares were available for grant under the plan. Options generally vest over a four-year period from the grant date. The plan contains an evergreen provision that allows the board to annually increase the number of shares available by the lesser of (i) 5% of the total outstanding shares, (ii) 789,474 shares, or (iii) a lesser amount as determined by the Board.

In connection with the grant of certain stock options prior to the Company’s initial public offering in May 2000, the Company recorded deferred stock-based compensation of $4,638, representing the difference between the exercise price and the deemed fair value of the Company’s common stock on the date of grant for stock options granted in the one-year period preceding the initial filing of the Company’s initial public offering. The Company is amortizing the deferred stock-based compensation over the option vesting periods of three to six years and periodically adjusts the balance for option forfeitures. The Company’s stock option activity was as follows:

	Option shares	Weighted average exercise price
Outstanding at December 31, 2000	2,988,645	$4.52
Granted	851,463	4.47
Exercised	(115,224)	1.25
Forfeited or expired	(164,596)	7.10

Outstanding at December 31, 2001	3,560,288	4.50
Granted	1,523,989	4.70
Exercised	(352,283)	1.44
Forfeited or expired	(204,860)	6.70

Outstanding at December 31, 2002	4,527,134	4.72
Granted	1,521,250	4.75
Exercised	(279,858)	2.01
Forfeited or expired	(876,324)	5.55

Outstanding at December 31, 2003	4,892,202	$4.73

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

As of December 31, 2003, 2002 and 2001, there were options exercisable for 2,546,903, 2,051,019 and 1,694,567 shares of common stock at weighted average exercise prices of $4.54, $4.13 and $3.12 per share, respectively. Stock options outstanding and exercisable as of December 31, 2003 were as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	Weighted average exercise price	Weighted average remaining life	Shares	Weighted average exercise price
$ 0.19 — $ 2.86	1,150,233	$1.85	6.37	631,880	$1.03
3.49 — 4.20	1,070,595	3.81	7.31	818,254	3.86
4.36 — 5.44	823,464	4.82	8.52	264,721	5.02
5.47 — 6.18	846,221	5.91	8.12	366,682	5.76
6.23 — 10.88	902,548	7.31	8.32	370,980	8.16
13.30 — 18.00	99,141	13.84	6.24	94,386	13.80

Total	4,892,202	$4.73	7.60	2,546,903	$4.54

Warrant. The Company issued a warrant in 2000 to purchase 20,706 shares of common stock at $3.80 per share in connection with obtaining a bank line of credit, and this warrant was subsequently exercised on a net basis and 7,806 shares were issued in 2002. As of December 31, 2003, there were no warrants outstanding.

NOTE 12    EMPLOYEE BENEFIT PLANS

The Company has an employee savings and retirement plan that is a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows for matching contributions at the discretion of the Company. The Company began matching 25% of each employee’s first 4% of salary deferral in May 2002 and expensed $109 in 2003 and $72 in 2002.

The Company has an employee stock purchase plan that allows participating employees to purchase, through employee payroll deductions, shares of the Company’s unissued common stock at 85% of the fair market value on specified dates. Employees purchased 204,556, 205,841 and 184,724 shares of common stock in 2003, 2002 and 2001, respectively under the plan. As of December 31, 2003, 153,329 shares of common stock were reserved for issuance under the plan. The plan contains an evergreen provision that allows the board to annually increase the number of shares available under the plan by the lesser of (i) 2% of the total outstanding shares, (ii) 200,000 shares, or (iii) a lesser amount as determined by the Board.

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

NOTE 13    SEGMENT INFORMATION

The Company’s operations involve the design, development, manufacturing and marketing of hearing aids. The Company conducts business globally and is managed geographically. The Company’s Chief Executive Officer and senior management rely on internal management reports that provide sales and operational information by geographic location. Sales are attributed to a location based on the ordering location of the customer. The Company’s management makes financial decisions and allocates resources based on the information it receives from these internal management reports. The Company does not allocate its U.S.-based corporate research and development, sales and marketing and general and administrative expenses to its non-U.S. locations. Management considers these expenses part of its U.S. operations in evaluating U.S. performance. Accordingly, these expenses are included in the Company’s North American segment. Based on established criteria, the Company has three reportable segments: North America, Europe and Rest-of-world.

	North America	Europe	Rest-of-world	Total
2003
Net sales to external customers	$40,834	$31,695	$15,161	$87,690
Operating profit (loss)	1,209	(2,502)	949	(344)
Identifiable segment assets	55,824	38,154	13,018	106,996
Goodwill and indefinite-lived intangible assets	2,016	17,894	7,062	26,972
Long-lived assets	8,600	21,061	9,390	39,051

2002
Net sales to external customers	$39,881	$14,209	$13,928	$68,018
Operating profit (loss)	(2,333)	244	711	(1,378)
Identifiable segment assets	50,305	14,047	10,394	74,746
Goodwill and indefinite-lived intangible assets	1,655	5,937	5,719	13,311
Long-lived assets	8,776	6,764	7,143	22,683

2001
Net sales to external customers	$41,433	$8,904	$6,930	$57,267
Operating profit (loss)	(8,114)	(887)	1,273	(7,728)
Identifiable segment assets	59,629	4,055	7,172	70,856
Goodwill and indefinite-lived intangible assets	—	—	5,719	5,719
Long-lived assets	5,171	365	5,457	10,993

The majority of the Company’s assets as of December 31, 2003, 2002 and 2001 were attributable to its U.S. operations. In addition to the U.S., the Company operates in two countries, Germany and Australia, in which assets and sales were in excess of 10% of consolidated amounts.