Form 10-Q
period 2004-03-31
SONIC INNOVATIONS INC
filed 2004-05-10
CIK 1105982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) .

☒ Yes ☐ No

As of April 29, 2004, there were 20,555,052 shares of the registrant’s $.001 par value common stock outstanding.

SONIC INNOVATIONS, INC.

PART I FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$9,373	$8,630
Marketable securities	8,065	8,565
Restricted cash, cash equivalents and marketable securities	5,709	5,989
Accounts receivable, net	16,927	16,232
Inventories	8,610	9,361
Prepaid expenses and other	3,089	2,492
Receivable from insurance company	7,000	7,000

Total current assets	58,773	58,269
Long-term marketable securities	5,066	4,165
Restricted long-term marketable securities	6,180	5,863
Property and equipment, net	7,012	6,493
Goodwill and indefinite-lived intangible assets	26,577	26,972
Definite lived intangible assets, net	3,306	3,529
Other assets	1,478	1,705

Total assets	$108,392	$106,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of loan payable	$1,217	$1,255
Payable for settlement of lawsuit	7,000	7,000
Accounts payable	7,163	7,830
Accrued payroll and related expenses	3,304	3,166
Accrued warranty	4,072	4,115
Deferred revenue	3,120	2,773
Other accrued expenses	3,905	3,784

Total current liabilities	29,781	29,923
Loan payable, net of current portion	7,304	7,845
Deferred revenue, net of current portion	2,780	3,058
Other liabilities	895	1,117

Total liabilities	40,760	41,943
Shareholders’ equity:
Common stock	21	21
Additional paid-in capital	116,007	114,685
Deferred stock-based compensation	(29)	(36)
Accumulated deficit	(49,620)	(51,208)
Accumulated other comprehensive income	5,026	5,364
Treasury stock, at cost	(3,773)	(3,773)

Total shareholders’ equity	67,632	65,053

Total liabilities and shareholders’ equity	$108,392	$106,996

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2004	2003
Net sales	$26,306	$17,014
Cost of sales	11,729	7,797

Gross profit	14,577	9,217
Selling, general and administrative expense	10,044	8,003
Research and development expense	2,554	2,493

Operating profit (loss)	1,979	(1,279)
Other income (expense)	(49)	557

Income (loss) before income taxes	1,930	(722)
Provision for income taxes	342	124

Net income (loss)	$1,588	$(846)

Earnings (loss) per common share:
Basic	$0.08	$(0.04)

Diluted	$0.07	$(0.04)

Weighted average number of common shares outstanding:
Basic	20,408	19,824

Diluted	22,790	19,824

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,588	$(846)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	810	570
Stock-based compensation	7	43
Foreign currency losses (gains)	43	(384)
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable, net	(1,005)	(168)
Inventories	596	(69)
Prepaid expenses and other	(976)	(351)
Other assets	411	46
Accounts payable, accrued expenses and deferred revenue	(156)	411

Net cash provided by (used in) operating activities	1,318	(748)
Cash flows from investing activities:
Acquisition related payments	—	(388)
Purchases of property and equipment	(1,181)	(279)
Investments and advances, net	148	(380)
Proceeds from (purchases of) marketable securities, net	(401)	7,436

Net cash provided by (used in) investing activities	(1,434)	6,389
Cash flows from financing activities:
Principal payments on long-term obligations	(312)	(72)
Increase in restricted cash, cash equivalents and marketable securities	(37)	—
Proceeds from exercise of stock options	1,322	27

Net cash provided by (used in) financing activities	973	(45)
Effect of exchange rate changes on cash and cash equivalents	(114)	85

Net increase in cash and cash equivalents	743	5,681
Cash and cash equivalents, beginning of the period	8,630	13,690

Cash and cash equivalents, end of the period	$9,373	$19,371

Supplemental cash flow information:
Cash paid for interest	$74	$1
Cash paid for income taxes	209	10

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for the full year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

Principles of Consolidation. The consolidated financial statements include the accounts of Sonic Innovations, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to doubtful accounts, sales returns, inventory obsolescence, long-lived asset impairment, warranty and deferred income tax asset valuation allowances. Actual results could differ from those estimates.

Revenue Recognition. Sales are recognized when (i) products are shipped, except for retail sales in Australia and Germany, which are recognized upon acceptance by the hearing impaired consumer, (ii) persuasive evidence of an arrangement exists, (iii) title and risk of loss has transferred, (iv) the price is fixed and determinable, (v) contractual obligations have been satisfied and (vi) collectability is reasonably assured. Net sales consist of product sales less provisions for sales returns, which are made at the time of sale. The Company generally has a 60-day return policy and provisions for sales returns are reflected as reductions of sales. Changes in the Company’s allowance for sales returns were as follows:

	As of March 31,
	2004	2003
Balance, beginning of period	$3,487	$2,629
Provisions	3,151	3,943
Returns processed	(3,487)	(3,616)

Balance, end of period	$3,151	$2,956

Revenues related to sales of separately priced extended service contracts are deferred and recognized on a straight-line basis over the contractual periods, which range from one to five years.

Warranty Costs. The Company provides for the cost of remaking and repairing products under warranty at the time of sale. These costs are included in cost of sales. Warranty periods range from one to three years. The Company analyzes the amount of historical warranty by geography, product family and model, as appropriate, when evaluating the adequacy of the reserve. Because of the length of the warranty period, adjustments to the originally recorded provisions may be necessary from time to time. Changes in the Company’s warranty accrual were as follows:

	As of March 31,
	2004	2003
Balance, beginning of period	$4,115	$3,601
Provisions	989	717
Actual expenditures	(1,032)	(720)

Balance, end of period	$4,072	$3,598

Derivative Instruments. The Company enters into readily marketable forward contracts and options with financial institutions to help reduce the exposure to certain foreign currency fluctuations. The Company does not enter into these agreements for trading or speculation purposes. Gains and losses on the contracts are included in other income (expense) in the statements of operations and offset foreign currency transaction gains and losses recognized on the revaluation of intercompany accounts. The Company entered into a forward contract on March 31, 2004 for 3,425 Australian dollars, which expires on June 30, 2004.

Reclassifications. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications did not impact previously reported total assets, liabilities, shareholders’ equity or net income (loss).

Marketable Securities. The Company designates the classification of its marketable securities at the time of purchase and re-evaluates this designation as of each balance sheet date. As of March 31, 2004 and December 31, 2003, the Company’s investment portfolio consisted of corporate debt securities classified as held-to-maturity and was presented at its amortized cost, which approximated market value. The amortized cost of corporate debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. A decline in the market value below cost that is deemed other than temporary is charged to results of operations resulting in the establishment of a new cost basis.

Comprehensive Income (Loss). The Company computes comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” The Company’s comprehensive income (loss) consisted of net income (loss) plus changes in foreign currency translation adjustments, which were not adjusted for income taxes as they relate to specific indefinite investments in such subsidiaries, as follows:

	Three months ended March 31,
	2004	2003
Net income (loss)	$1,588	$(846)
Foreign currency translation adjustments	(338)	533

Comprehensive income (loss)	$1,250	$(313)

Stock-Based Compensation. The Company accounts for stock options issued to employees, officers and directors under Accounting Principles Board (“APB”) Opinion No. 25, which requires compensation cost to be recognized only if an option’s exercise price is below the fair market value of the Company’s common stock at the measurement date. If compensation expense for all stock options, including employee stock purchase plan (ESPP) options, had been determined using the fair value based method under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and basic and diluted earnings (loss) per share would have been as follows:

	Three months ended March 31,
	2004	2003
Net income (loss) as reported	$1,588	$(846)
Stock-based compensation expense included in reported net income (loss)	7	43
Pro forma impact of options granted and ESPP discount	(918)	(730)

Pro forma net income (loss)	$677	$(1,533)

Basic earnings (loss) per share as reported	$0.08	$(0.04)

Diluted earnings (loss) per share as reported	$0.07	$(0.04)

Pro forma basic and diluted earnings (loss) per share	$0.03	$(0.08)

Earnings (Loss) Per Common Share. Basic earnings (loss) per common share is calculated based upon the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based upon the weighted average shares of common stock outstanding, plus the dilutive effect of common stock equivalents calculated using the treasury stock method. Dilutive common stock equivalents for the three months ended March 31, 2004 consisted of 2,382 shares pertaining to 4,470 stock options. Antidilutive common stock equivalents of 175 and 4,724 for the three months ended March 31, 2004 and 2003, respectively were excluded from the diluted earnings per share calculation.

2.	ACQUISITION

In May 2003, the Company acquired 100% of the stock of Sanomed Handelsgesellschaft mbH (“Sanomed”), which markets hearing aids directly to German hearing impaired consumers through ear, nose and throat (“ENT”) physicians. The Company accounted for this acquisition under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations.” The initial consideration paid by the Company including expenses was $13,414. Additional consideration of up to a maximum of $5,021 may be payable over a three-year period based on sales performance.

The results of operations of Sanomed are included in the Company’s consolidated results of operations from May 1, 2003. The following table sets forth summary pro forma consolidated financial information as if the acquisition had taken place on the first day of each reporting period:

	Three months ended March 31,
	2004	2003
Net sales	$26,306	$21,872
Operating profit	1,979	119
Net income (loss)	1,588	(62)
Earnings per common share:
Basic	$0.08	$0.00

Diluted	$0.07	$0.00

Weighted average number of common shares outstanding:
Basic	20,408	19,724

Diluted	22,790	19,724

3.	INVENTORIES

Inventories are stated at the lower of cost or market value using the first-in, first-out (“FIFO”) method and were as follows:

	As of March 31, 2004	As of December 31, 2003
Raw materials	$2,547	$1,709
Components	2,264	2,244
Work-in-process	41	223
Finished goods	3,758	5,185

Total	$8,610	$9,361

4.	INTANGIBLE ASSETS

Intangible assets were as follows:

	March 31, 2004
	Original Cost	Accumulated Amortization	Cumulative Translation	Carrying Value	Useful Lives
Definite-lived intangible assets:
Technology license	$1,350	$(441)	$—	$909	13 years
Trademarks	1,701	(257)	115	1,559	3-10 years
Distribution agreements	456	(251)	83	288	2-5 years
Non-compete agreements	362	(73)	44	333	5 years
Other intangibles	283	(120)	54	217	2-5 years

Sub-total	4,152	(1,142)	296	3,306
Goodwill and indefinite-lived intangible assets	21,906	—	4,671	26,577

Total	$26,058	$(1,142)	$4,967	$29,883

	December 31, 2003
	Original Cost	Accumulated Amortization	Cumulative Translation	Carrying Value	Useful Lives
Definite-lived intangible assets:
Technology license	$1,350	$(416)	$—	$934	13 years
Trademarks	1,701	(205)	160	1,656	3-10 years
Distribution agreements	456	(224)	98	330	2-5 years
Non-compete agreements	362	(56)	56	362	5 years
Other intangibles	283	(97)	61	247	2-5 years

Sub-total	4,152	(998)	375	3,529
Goodwill and indefinite-lived intangible assets	21,906	—	5,066	26,972

Total	$26,058	$(998)	$5,441	$30,501

Amortization expense was $158 and $62 for the three months ended March 31, 2004 and 2003, respectively.

5.	OTHER ASSETS

Other assets consisted of the following:

	March 31, 2004	December 31, 2003
Investments and advances	$1,316	$1,461
Other	162	244

Total	$1,478	$1,705

Investments and advances consisted of one investment and one advance to two separate business partners and several advances to customers. The advances are secured by the assets of the business, life insurance policies and/or personal guarantees, bear interest at rates ranging from 5% to 8% and have terms from one to five years. Investments and advances are stated at cost, net of valuation allowances of $157 and $153 as of March 31, 2004 and December 31, 2003, respectively.

6.	LOAN PAYABLE

The Company borrowed 7,500 Euro ($8,445) from a German bank in connection with its acquisition of Sanomed. The interest rate applicable to the loan is 1.0% above the EURIBOR rate (3.15% as of March 31, 2004) as defined in the loan agreement. The loan is collateralized by a letter of credit from a U.S. bank, and the Company has pledged $11,889 as of March 31, 2004 of its cash, cash equivalents and marketable securities as security to obtain a reduced interest rate of 0.6% on this letter of credit. The loan payments are 250 Euro ($312 as of March 31, 2004) per quarter. The Company’s effective interest rate for the quarter ended March 31, 2004 was 3.84%.

7.	INCOME TAXES

For the three months ended March 31, 2004 and 2003, certain of the Company’s foreign operations were profitable and the U.S. incurred an alternative minimum tax due to usage of a net operating loss carryforward, resulting in a provision for income taxes of $342 and $124, respectively. The Company’s provision for income taxes is based on the estimated annualized effective income tax rate for each tax jurisdiction. If changes in conditions cause actual results to be more or less favorable, adjustments to the effective income tax rate would be required. The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries since these earnings are intended to be reinvested indefinitely.

8.	SEGMENT INFORMATION

The table below presents selected information for the Company’s geographic segments. Rest-of-world (ROW) includes export sales from the U.S. to ROW countries.

	North America	Europe	ROW	Total
Three months ended March 31, 2004
Net sales to external customers	$9,593	$12,573	$4,140	$26,306
Operating profit	1,172	518	289	1,979
Three months ended March 31, 2003
Net sales to external customers	9,504	4,298	3,212	17,014
Operating profit (loss)	(1,401)	(47)	169	(1,279)
March 31, 2004
Identifiable segment assets	55,561	39,609	13,222	108,392
Long-lived assets	8,581	20,537	9,255	38,373
December 31, 2003
Identifiable segment assets	55,824	38,154	13,018	106,996
Long-lived assets	8,600	21,061	9,038	38,699

9.	LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit filed in October 2000 claiming that the Company and certain of its officers and directors violated federal securities laws by providing materially false and misleading information or concealing information about the Company’s relationship with Starkey Laboratories, Inc. The complaint alleges that as a result of false statements or omissions, the Company was able to complete its IPO, artificially inflate its financial projections and results and have its stock trade at inflated levels. The Company reached an agreement in principle to settle the securities class action lawsuits that have been consolidated under the caption Lynda Steinbeck, et al. v. Sonic Innovations, Inc., et al., in the United States District Court for the District of Utah. The terms of the settlement call for a cash payment of $7,000 which will be funded by the Company’s directors and officer’s liability insurance. The settlement will have no impact on the Company’s results of operations and financial position. Final settlement is contingent on negotiation and execution of a formal settlement stipulation and court approvals of the settlement following notification to members of the class and an opportunity for class members to object.

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

The following discussion contains forward-looking statements that involve risks and uncertainties. These statements refer to our future results, plans, objectives, expectations and intentions. These forward-looking statements include statements regarding the following: our overall average selling price decreasing until new generation products are introduced in 2005; the Quartet product line helping our U.S. sales growth through the balance of 2004; the low-priced segment of the digital hearing aid market being the fastest growing portion of the U.S. market; the effectiveness with which the Quartet product line can compete in the low-priced digital segment of the U.S. market; Europe contributing to our sales growth in 2004 as a result of our May 2003 acquisition of a business in Germany and organic growth in the German market; Germany sales decreasing from the first quarter 2004 to the second quarter 2004 due to reduced patient flow relating to changes in the German healthcare system; Australia sales continuing to increase; establishing distribution relationships in the ROW market; anticipation of further reducing sales return rates; factors expected to result in gross margin improvement; pressure on gross margin from declining overall average selling price, including the affect of the U.S. market introduction of Quartet; selling, general and administrative expense increasing in dollars, but decreasing as a percentage of net sales due to better leverage; research and development expense increasing in dollars and to be approximately 10% of net sales; expectation for the 2004 effective income tax rate to be in the high teens; assessment of the need for a valuation allowance against our deferred tax asset; growth in our operating expenses; and sufficiency of cash to fund our operations, capital expenditures and potential acquisitions for at least the next year; impact on our results of operations and financial condition of litigation matters. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks discussed in the section titled “Factors That May Affect Future Performance” elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2003. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

We design, develop, manufacture and market advanced digital hearing aids designed to provide the highest levels of satisfaction for hearing impaired consumers. Capitalizing on what we believe is an advanced understanding of human hearing; we have developed patented digital signal processing (DSP) technologies and embedded them in the smallest single-chip DSP platform ever installed in a hearing aid. In the U.S., Canada, Denmark, England, Switzerland, Austria and the Netherlands, we sell finished hearing aids principally to hearing care professionals. In Germany and Australia, we sell hearing aids directly to hearing impaired consumers. In other parts of the world where we do not have a direct presence, we sell finished hearing aids and hearing aid kits principally to distributors. We first began shipping product in the fourth quarter of 1998.

RESULTS OF OPERATIONS

The following table sets forth selected statements of operations information for the periods indicated expressed as a percentage of net sales.

	March 31, 2004	March 31, 2003
Net sales	100.0%	100.0%
Cost of sales	44.6	45.8

Gross profit	55.4	54.2
Selling, general and administrative expense	38.2	47.0
Research and development expense	9.7	14.7

Operating profit (loss)	7.5	(7.5)
Other income (expense)	(0.2)	3.3

Income (loss) before income taxes	7.3	(4.2)
Provision for income taxes	1.3	0.8

Net income (loss)	6.0%	(5.0)%

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of the related sale. Net sales were $26,306 for the quarter ended March 31, 2004, a 55% increase from net sales of $17,014 for the quarter ended March 31, 2003. The $9,292 increase in net sales from first quarter 2003 to first quarter 2004 was mainly the result of sales from our German business, which was acquired in May 2003 and the favorable effect of foreign currency resulting from a weaker U.S. dollar.

We believe it is important to have a number of product families to provide our customers with pricing flexibility in selling to the hearing impaired consumer. Our lower-priced product families, Quartet and Tribute, have become increasingly important to our sales effort, as relatively weak economies continue to cause consumers to seek lower priced digital hearing aids. The shift to lower-priced products reduces our overall average selling price. Offsetting this somewhat are lower sales return rates experienced internationally and for our lower priced products. We expect our overall average selling price to decrease until we introduce our next generation product line in 2005.

North America sales in the first quarter 2004 of $9,593 were slightly above first quarter 2003 sales of $9,504 as the U.S. experienced a small increase in sales. We introduced our Quartet line in the U.S. market in April and anticipate that this product line will help our U.S. sales growth through the balance of the year. Quartet will be our low-priced digital line that will compete with our competition’s low-priced digital offerings. This is the fastest growing segment of the U.S. market and Quartet should allow us to compete more effectively in this segment.

Europe sales of $12,573 in the first quarter 2004 were up 193% from first quarter 2003 sales of $4,298 principally as a result of the acquisition in Germany and the favorable effect of foreign currency. We expect Europe to contribute to our sales growth in 2004 mainly as a result of the full year effect of the German acquisition and organic growth in the German market. However, we expect German sales in the second quarter 2004 to decrease from first quarter 2004 levels due to reduced patient flow relating to changes in the German healthcare system.

Rest-of-world, or ROW, sales of $4,140 were up 29% from first quarter 2003 sales of $3,212 as a result of favorable foreign currency effects and increasing sales in Australia. We expect sales in Australia, which have exhibited growth since our acquisition in 2001, to continue to increase sales. In addition, we continue to examine opportunities for establishing distribution relationships in the balance of the ROW market.

We generally have a 60-day return policy for our products. Sales returns were $3,487 and $3,616 for the quarters ended March 31, 2004 and 2003, respectively. Sales returns as a percentage of hearing aid sales were 11.7% in the first quarter 2004, down from 17.5% in the first quarter 2003. The decrease in returns from first quarter 2003 to first quarter 2004 was mainly the result of a greater percentage of sales outside the U.S., where return rates are lower; a greater percentage of sales in Germany and Australia, where return rates are very low because sales are made at the retail level and are recognized only upon customer acceptance; and a greater percentage of sales of our lower priced Altair, Tribute and Quartet product families, which experience a lower return rate than our higher priced Natura 3 and Natura 2 SE families. Generally, in the hearing aid business, the higher the price of the hearing aid, the greater the rate at which it is returned. In addition, we continue to implement improved manufacturing techniques and better programming software for fitting our hearing aids, which we anticipate will further reduce our sales return rate. We believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance inconsistent with hearing impaired consumers’ expectations.

Gross Profit. Cost of sales consists of manufacturing costs, fitting fees paid to physicians and nurses, royalty expenses, quality assurance costs and costs associated with product remakes and repairs. Gross profit in the first quarter 2004 of $14,577 was up 58% from last year’s first quarter level of $9,217 and gross margin improved to 55.4% in the first quarter 2004 from 54.2% in the first quarter 2003 mainly due to better overhead absorption due to increased unit volume, product cost reduction programs, lower return rates and a favorable foreign currency effect.

We have experienced increasing gross margin from our inception and we anticipate gross margin to continue to improve based on better overhead absorption resulting from additional unit volume, lower sales return rates, lower expenses resulting from our rationalization efforts and reduced purchased component costs. In addition, we continue with cost reduction efforts on a number of fronts. However, gross margin will be negatively affected by the continuation of pressure on our overall average selling price and this will be further affected by the introduction of the Quartet product line in the U.S. market.

We provide for the cost of remaking and repairing products under warranty. Warranty periods range from one to three years. Actual warranty costs were $1,032 and $720 for the quarters ended March 31, 2004 and 2003, respectively. The increase in warranty costs was principally due to the increase in sales. Partially offsetting the increase was a reduction in repair cost per unit due to lower material, labor and overhead expenses.

Selling, General and Administrative. Selling, general and administrative (SG&A) expense consists of wages and benefits for sales and marketing personnel, sales commissions, promotions and advertising, marketing support, distribution and administrative expenses. SG&A expense in the first quarter 2004 of $10,044 was up $2,041, or 26%, from last year’s first quarter level of $8,003 principally as a result of our German acquisition and the negative effect of foreign currency. As a percentage of sales, SG&A expense improved from 47.0% in the first quarter 2003 to 38.2% in the first quarter 2004. This represents the second consecutive quarter that SG&A expense has been below 40%. While we expect SG&A expense to increase in dollars in future periods, we intend to continue to exert pressure on total

SG&A expense to gain better leverage from our existing infrastructure. Therefore, we expect that SG&A expense should continue to improve as a percentage of net sales.

Research and Development. Research and development (R&D) expense consists of wages and benefits for research, development, engineering, regulatory and clinical personnel, and also includes consulting, intellectual property, clinical study and engineering support costs. R&D expense in the first quarter 2004 of $2,554 was up $61, or 2%, from last year’s first quarter level of $2,493 mainly as a result of the timing of expenses related to the development of our next generation integrated circuitry. As a percentage of net sales, R&D expense improved from 14.7% in the first quarter 2003 to 9.7% in the first quarter 2004. We expect research and development expense to increase in dollars in future periods, and at this point we have achieved our goal for R&D expense to be approximately 10% of net sales.

Operating Profit. Operating profit in the first quarter 2004 was $1,979 compared to an operating loss of $1,279 in the first quarter 2003. Operating margin was over 7% in the first quarter 2004 as a result of increased net sales, improved gross margin and better leveraged operating expenses.

Other Income/Expense. Other expense in the first quarter of 2004 was $49, compared to other income of $557 in the first quarter of 2003, principally as a result of reduced interest income resulting from a lower cash balance, interest expense on our acquisition-related loan and a large foreign currency transaction gain in last year’s first quarter compared to a small loss in this year’s first quarter.

Income Taxes. We had an income tax provision in the first quarter 2004 of $342, which equated to an effective income tax rate of 18%, compared to a tax provision of $124 in the first quarter 2003. Income taxes related primarily to profitable operations in certain countries outside the U.S. Income taxes on U.S. profits have been negated in part by utilization of our net operating carryforward. Our worldwide net operating loss carryforwards total over $27,000. Our effective income tax rate in future periods will depend on our mix of profitability between countries, but for 2004 we continue to expect an effective tax rate in the high teens. We assess the need for a valuation allowance against the deferred income tax asset relating to our net operating loss carryforwards at each balance sheet date. If we were to determine that a valuation allowance is no longer necessary in a particular jurisdiction, we would reflect that net operating loss carryforward as a deferred income tax asset and decrease our income tax provision accordingly.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1,318 for the quarter ended March 31, 2004. Positive cash flow resulted from net income of $1,588 as affected by non-cash items (including depreciation and amortization of $810, stock-based compensation of $7 and foreign currency losses of $43). In addition, cash was provided by decreases in inventory and other assets of $596 and $411, respectively. These positive cash flow items were offset in part by cash used to reduce accounts payable, accrued expenses and deferred revenue by $156 and increase accounts receivable and prepaid expenses and other by $1,005 and $976, respectively. The increase in accounts receivable related primarily to increased sales in Germany, and the decrease in inventories related primarily to better inventory management.

Net cash used in investing activities of $1,434 for the quarter ended March 31, 2004 resulted from purchases of property and equipment of $1,181 and net purchases of marketable securities of $401. This was partially offset by customers’ repayments of advances of $148.

Net cash provided by financing activities of $973 for the quarter ended March 31, 2004 resulted from proceeds from the exercise of stock options of $1,322, offset in part by repayment of long-term obligations of $312 and an increase in restricted cash, cash equivalents and marketable securities of $37.

As of March 31, 2004, we had $34,393 in cash, cash equivalents and marketable securities. We expect to experience growth in our operating expenses in order to execute our business plan. Accordingly, we expect that these increasing operating expenses, together with capital expenditures necessary to improve our manufacturing and development capabilities, will constitute a significant use of our cash for at least the next twelve months. In addition, we may use cash to fund acquisitions of complimentary businesses and technologies. We believe that our cash and marketable securities balance will be adequate to meet our operating, working capital and investment requirements for at least the next year.

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

WE HAVE A HISTORY OF LOSSES

Although we reported net income of $0.4 million for the year ended December 31, 2003 and $1.6 million for the quarter ended March 31, 2004, we have a history of losses and an accumulated deficit of $49.6 million as of March 31, 2004. We may incur net losses in the future. Whether or not we maintain or increase profitability will depend in significant part on increasing our net sales, maintaining or improving our gross margin and limiting increases in our operating expenses. Consequently, it is possible that we will not maintain profitability, or increase profitability on a quarterly or annual basis in the future.

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

OUR FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE

Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Factors that may cause fluctuations in our operating results include the following: general economic conditions; the competitive performance of our products; changes in government healthcare systems and reductions in reimbursement levels for hearing aids; distribution of our products; difficulties in relationships with our customers; demand for and market acceptance of our products, particularly our newer products where eventual market acceptance may not follow early indications; reductions in orders from larger customers; manufacturing problems; high levels of returns, remakes and repairs; changes in our product or customer mix; competitive pressures resulting in lower selling prices or significant promotional costs; unanticipated delays or problems in the introduction of new products; regulatory requirements; difficulties in managing international operations; difficulties in integrating and managing acquired operations that could result in poor performance and write-downs of acquired intangible assets; the effect of future acquisitions, if any; component availability and pricing; the effect of international conflicts and threats; inability to forecast revenue accurately; nonpayment of accounts and notes receivable; the announcement or introduction of new products or services by our competitors; and other business factors beyond our control.

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

Certain components used in our products are currently available only from a single or limited number of suppliers. For example, our proprietary digital signal processing chips are manufactured by a single supplier. Our relationship with this supplier is critical to our business because only a small number of suppliers would be able or willing to produce our chips in the relatively small quantities and with the exacting specifications we require. This supplier may not be willing or able to satisfy our future advanced technology requirements. Under our agreement with this supplier, we are required to make minimum annual purchases, which may be higher than our requirements. The receivers and microphones used in all our products are available from only two suppliers. We also rely on contractors for certain hearing aid component assembly and advanced integrated circuitry development and are therefore subject to their performance, over which we have little control. We may be forced to cease producing our products if we experience significant shortages of critical components from these key suppliers or lose the services of our contractors. Finding a substitute part, process, supplier or contractor may be expensive, time-consuming or impossible.

WE HAVE HIGH LEVELS OF PRODUCT RETURNS, REMAKES AND REPAIRS, AND OUR NET SALES AND OPERATING RESULTS WILL BE LOWER IF THESE LEVELS INCREASE

We generally offer a 60-day return policy and a minimum of a one-year warranty on our hearing aids. Our actual sales returns were $3.5 million in the first quarter 2004, $15.9 million in 2003 and $16.3 million in 2002. Our actual warranty costs for remakes and repairs were $1.0 million in the first quarter 2004, $3.4 million in 2003 and $3.1 million in 2002. We may not be able to attain lower levels of returns, remakes and repairs and, in fact, these levels may increase, which could reduce our net sales and operating results.

IF WE FAIL TO DEVELOP NEW AND INNOVATIVE PRODUCTS, OUR COMPETITIVE POSITION WILL SUFFER, AND IF OUR NEW PRODUCTS DO NOT GAIN MARKET SHARE AS RAPIDLY AS WE ANTICIPATE, OUR NET SALES AND OPERATING RESULTS WILL SUFFER

In order to be successful, we must develop new products and be a leader in the commercialization of new technology innovations in the hearing aid market. Technological innovation is expensive and unpredictable and may require hiring (i) expert personnel who are difficult to find and attract, or (ii) external contractors to perform complex tasks. Without the timely introduction of new products, our existing products are likely to become technologically obsolete over time, which would harm our business. We may not have the technical capabilities necessary to develop further technologically innovative products. In addition, any enhancements to, or new generations of, our products, even if successfully developed, may not generate revenues in excess of the costs of development. Our products may be rendered obsolete by changing consumer preferences or the introduction of products embodying new technologies or features by us or our competitors. If our new products do not gain market share as rapidly as we anticipate, our net sales and operating results will suffer.

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

Third parties have claimed and may claim in the future that we are infringing their intellectual property rights. In fact, we are currently suing a competitor in federal court to obtain a declaratory judgment that we do not infringe on this competitor’s intellectual property. While we do not believe that any of our products infringe the proprietary rights of others, we may be unaware of intellectual property rights of others that may cover some of our technology. Whether or not we actually infringe a third party’s rights, any litigation regarding intellectual property could be costly and time-consuming and divert our management and key personnel from our business operations. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements.

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

In Germany and Australia, we sell hearing aids direct to the hearing impaired consumer, and in some markets we are experimenting with selling our products through non-traditional distribution channels, such as high-volume general retail and electronics retail stores and the ear-nose-throat physician. Our current initiatives or any future initiatives could alienate our traditional hearing care professional customers. It is possible that our hearing care professional customers will react by reducing or discontinuing their purchases from us. In such a scenario, the resulting loss of revenue may not be offset by revenue from new distribution channels, and we may choose not to continue using any of these new channels. Should hearing care professionals react unfavorably to such a strategy, they would likely purchase fewer of our products, which would reduce our net sales and operating results and damage our competitive position.

WE ARE DEPENDENT ON INTERNATIONAL OPERATIONS, WHICH EXPOSES US TO A VARIETY OF RISKS THAT COULD RESULT IN LOWER INTERNATIONAL SALES AND OPERATING RESULTS

International sales, particularly in Germany and Australia, account for a material portion of our net sales. Our reliance on international operations exposes us to related risks and uncertainties, which, if realized, could cause our international sales and operating results to decrease. There is significant government hearing aid reimbursement in a number of countries outside the U.S., which if reduced or eliminated would likely have a negative effect on hearing aid sales. Other changes in the healthcare systems of countries outside the U.S., such as instituting co-payments or co-insurance, would likely have negative effects on hearing aid sales. In order to market our products in the European Union (EU), we are required to have the EU’s CE Mark certification. Any failure to maintain our CE Mark certification would significantly reduce our net sales and operating results. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S. and from the intercompany account balances between our U.S. parent company and our non-U.S. subsidiary companies. Fluctuations in the exchange rates between the U.S. dollar and other currencies could negatively affect the sales price of our products in international markets or lead to currency exchange losses.

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

IF OUR STOCK PRICE DOES NOT INCREASE, WE MAY HAVE DIFFICULTY RETAINING KEY EMPLOYEES

Stock awards are an important component of the compensation of our key personnel. If our stock price does not increase in the future, we may face difficulty retaining key employees and may need to issue new stock awards to motivate and retain our key employees, which would be dilutive to the equity of our shareholders. In addition, recently announced accounting rules will require us to expense the value of stock options vesting or granted after January 1, 2005. This will result in lower reported earnings per share as compared to current accounting practice and may lead us to seek alternative means of providing incentive compensation, which could be less effective at attracting, retaining and motivating key employees or have other negative consequences.

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

THERE MAY BE SALES OF OUR STOCK BY OUR DIRECTORS AND OFFICERS, AND THESE SALES COULD CAUSE OUR STOCK PRICE TO FALL

Sales of our stock by our directors and officers, or the perception that such sales will occur, could adversely affect the market price of our stock. Approximately 2.3 million of our outstanding shares of stock are beneficially owned by our directors and officers. Some of our officers have adopted trading plans under SEC Rule 10b5-1 in order to dispose of a portion of their stock in an orderly manner. Other officers or directors may adopt such a trading plan in the future.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS (Amounts in thousands)

Interest Rate Risk. We generally invest our cash in money market funds and investment grade corporate debt securities, which we believe are subject to minimal credit and market risk considering that they are relatively short-term (expected maturities of 18 months or less from date of purchase) and provided that we hold them to maturity, which is our intention.

Derivative Instruments. We enter into readily marketable forward contracts and options with financial institutions to help reduce our exposure to certain foreign currency fluctuations. We do not enter into these agreements for trading or speculation purposes. Gains and losses on the contracts are included in other income (expense) in the statements of operations and offset foreign currency transaction gains or losses recognized on the revaluation of our intercompany accounts. Our foreign exchange forward contracts generally range from one to three months in original maturity. We entered into a forward contract on March 31, 2004 for 3,425 Australian dollars, which expires on June, 2004.

Foreign Currency Risk. We face foreign currency risks primarily as a result of sales made outside the U.S., expenses incurred outside the U.S. and from intercompany account balances between our U.S. parent and our non-U.S. subsidiaries. In the quarter ended March 31, 2004, approximately 64% of our net sales and 47% of our operating expenses were denominated in currencies other than the U.S. dollar. Inventory purchases were transacted primarily in U.S. dollars. The local currency of each foreign subsidiary is considered the functional currency, and revenue and expenses are translated at average exchange rates for the reported periods. Therefore, our foreign sales and expenses will be higher in periods in which there is a weakening of the U.S. dollar and will be lower in periods in which there is a strengthening of the U.S. dollar. The Euro, Australian dollar, Danish krone, Canadian dollar and British pound sterling are our most significant foreign currencies. Given the uncertainty of exchange rate fluctuations and the varying performance of our foreign subsidiaries, we cannot estimate the affect of these fluctuations on our future business, results of operations and financial condition. Fluctuations in the exchange rates between the U.S. dollar and other currencies could effectively increase or decrease the selling prices of our products in certain international markets where the prices of our products are denominated in U.S. dollars. We regularly monitor our foreign currency risks and may take measures to reduce the impact of foreign exchange fluctuations on our operating results. To date, we have used derivative financial instruments to hedge intercompany payables and receivables. Average currency exchange rates to convert one U.S. dollar into each local currency for which we had sales of over $500 for the quarters ended March 31, were as follows:

	2004	2003
Euro	0.80	0.93
Australian dollar	1.31	1.69
Danish krone	5.97	6.93
Canadian dollar	1.32	1.51
British pound sterling	0.54	0.62

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Sonic Innovations, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

In addition, the Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate resolution of these matters will have a material adverse effect on the Company’s results of operations and financial position.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit #	Description

10.1	Management Bonus Program

31.1	Rule 13a-14(a) / 15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15-d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K. A report on Form 8-K was filed on January 27, 2004 in connection with the Company’s release of its earnings for the quarter and year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2004

/s/ STEPHEN L. WILSON

Stephen L. Wilson Senior Vice President and Chief Financial Officer