Form 10-Q
period 2004-06-30
SONIC INNOVATIONS INC
filed 2004-08-09
CIK 1105982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

As of August 5, 2004, there were 20,859,973 shares of the registrant’s $.001 par value common stock outstanding.

SONIC INNOVATIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$10,727	$8,630
Marketable securities	6,798	8,565
Restricted cash, cash equivalents and marketable securities	7,541	5,989
Accounts receivable, net	14,855	16,232
Inventories	9,048	9,361
Prepaid expenses and other	2,865	2,492
Receivable from insurance company	—	7,000

Total current assets	51,834	58,269
Long-term marketable securities	6,881	4,165
Restricted long-term marketable securities	4,187	5,863
Property and equipment, net	7,701	6,493
Goodwill and indefinite-lived intangible assets	27,777	26,972
Definite-lived intangible assets, net	3,924	3,529
Other assets	1,570	1,705

Total assets	$103,874	$106,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of loan payable	$1,208	$1,255
Payable for settlement of lawsuit	—	7,000
Accounts payable	7,474	7,830
Accrued payroll and related expenses	2,645	3,166
Accrued warranty	4,059	4,115
Deferred revenue	2,996	2,773
Other accrued liabilities	5,883	3,784

Total current liabilities	24,265	29,923
Loan payable, net of current portion	6,947	7,845
Deferred revenue, net of current portion	3,355	3,058
Other liabilities	1,001	1,117

Total liabilities	35,568	41,943
Shareholders’ equity:
Common stock	22	21
Additional paid-in capital	116,853	114,685
Deferred stock-based compensation	(22)	(36)
Accumulated deficit	(48,996)	(51,208)
Accumulated other comprehensive income	4,222	5,364
Treasury stock, at cost	(3,773)	(3,773)

Total shareholders’ equity	68,306	65,053

Total liabilities and shareholders’ equity	$103,874	$106,996

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net sales	$24,338	$21,887	$50,644	$38,901
Cost of sales	10,663	10,648	22,392	18,445

Gross profit	13,675	11,239	28,252	20,456
Selling, general and administrative expense	10,562	9,035	20,606	17,038
Research and development expense	2,346	2,288	4,900	4,781

Operating profit (loss)	767	(84)	2,746	(1,363)
Other income (expense), net	(29)	589	(78)	1,146

Income (loss) before income taxes	738	505	2,668	(217)
Provision for income taxes	114	341	456	465

Net income (loss)	$624	$164	$2,212	$(682)

Earnings (loss) per common share:
Basic	$0.03	$0.01	$0.11	$(0.03)

Diluted	$0.03	$0.01	$0.10	$(0.03)

Weighted average number of common shares outstanding:
Basic	20,682	19,934	20,545	19,879

Diluted	22,775	20,620	22,783	19,879

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,212	$(682)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,583	1,185
Stock-based compensation	14	77
Foreign currency losses (gains)	196	(903)
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable, net	1,280	(1,540)
Inventories	309	352
Prepaid expenses and other	(857)	(505)
Other assets	338	47
Accounts payable, accrued liabilities and deferred revenue	(800)	255

Net cash provided by (used in) operating activities	4,275	(1,714)
Cash flows from investing activities:
Acquisition related payments, net of cash received	(1,600)	(8,638)
Purchases of property and equipment	(2,606)	(921)
Investments and advances, net	193	(215)
Proceeds from (purchases of) marketable securities, net	(949)	12,002

Net cash provided by (used in) investing activities	(4,962)	2,228
Cash flows from financing activities:
Principal payments on long-term obligations	(613)	(103)
Increase (decrease) in restricted cash, cash equivalents and marketable securities	124	(13,000)
Proceeds from short-term loan	—	13,000
Proceeds from collection of pre-acquisition receivables payable to previous owners of acquired company	1,322	—
Proceeds from exercise of stock options and ESPP purchases	2,169	355

Net cash provided by financing activities	3,002	252
Effect of exchange rate changes on cash and cash equivalents	(218)	322

Net increase in cash and cash equivalents	2,097	1,088
Cash and cash equivalents, beginning of the period	8,630	13,690

Cash and cash equivalents, end of the period	$10,727	$14,778

Supplemental cash flow information:
Cash paid for interest	$121	$22
Cash paid for income taxes	1,230	116

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the full year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

Revenue Recognition. Sales are recognized when (i) products are shipped, except for sales made directly to the hearing impaired consumer in Australia and Germany, which are recognized upon acceptance by the hearing impaired consumer, (ii) persuasive evidence of an arrangement exists, (iii) title and risk of loss has transferred, (iv) the price is fixed and determinable, (v) contractual obligations have been satisfied and (vi) collectability is reasonably assured. Net sales consist of product sales less provisions for sales returns, which are made at the time of sale. The Company generally has a 60-day return policy and provisions for sales returns are reflected as reductions of sales. Changes in the allowance for sales returns were as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Balance, beginning of period	$3,151	$2,956	$3,487	$2,629
Provisions	2,888	4,318	6,039	8,261
Returns processed	(3,225)	(3,987)	(6,712)	(7,603)

Balance, end of period	$2,814	$3,287	$2,814	$3,287

Revenues related to sales of separately priced extended service contracts are deferred and recognized on a straight-line basis over the contractual periods, which range from one to five years.

Warranty Costs. The Company provides for the cost of remaking and repairing products under warranty at the time of sale. These costs are included in cost of sales. Warranty periods range from one to three years. The Company analyzes the amount of historical warranty by geography, product family and model, as appropriate, when evaluating the adequacy of the reserve. Because of the length of the warranty period, adjustments to the originally recorded provisions may be necessary from time to time. Changes in the warranty accrual were as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Balance, beginning of period	$4,072	$3,598	$4,115	$3,613
Provisions	1,001	948	1,990	1,700
Actual expenditures	(1,014)	(966)	(2,046)	(1,733)

Balance, end of period	$4,059	$3,580	$4,059	$3,580

Derivative Instruments. The Company enters into readily marketable forward contracts and options with financial institutions to help reduce the exposure to certain foreign currency fluctuations. The Company does not enter into these agreements for trading or speculation purposes. Gains and losses on the contracts are included in other income (expense) in the statements of operations and offset foreign currency translation gains and losses recognized on the revaluation of intercompany accounts. The Company realized gains of $57 from the settlement of foreign currency contracts during the six months ended June 30, 2004. The Company entered into forward contracts on June 30, 2004 for 3,425 Australian dollars and 4,170 Euro, which expire on September 30, 2004.

Reclassifications. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform with the current period presentation. These reclassifications did not impact previously reported total assets, liabilities, shareholders’ equity or net income (loss).

Marketable Securities. The Company designates the classification of its marketable securities at the time of purchase and re-evaluates this designation as of each balance sheet date. As of June 30, 2004 and December 31, 2003, the Company’s investment portfolio consisted of corporate debt securities classified as held-to-maturity and was presented at its amortized cost, which approximated market value. The amortized cost of corporate debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. If a decline in the market value below cost that is deemed other than temporary were to occur, the decline would be charged to results of operations resulting in the establishment of a new cost basis. For the six months ended June 30, 2004, the Company did not experience any declines in market value which were deemed other than temporary.

Comprehensive Income (Loss). The Company computes comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” The Company’s comprehensive income (loss) consisted of net income (loss) plus changes in foreign currency translation adjustments, which were not adjusted for income taxes as they relate to specific indefinite investments in subsidiaries, as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss)	$624	$164	$2,212	$(682)
Foreign currency translation adjustments	(804)	1,253	(1,142)	1,786

Comprehensive income (loss)	$(180)	$1,417	$1,070	$1,104

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$624	$164	$2,212	$(682)
Stock-based compensation expense included in reported net income (loss)	7	34	14	77
Pro forma impact of options granted and ESPP	(925)	(887)	(1,844)	(1,573)

Pro forma net income (loss)	$(294)	$(689)	$382	$(2,178)

Basic earnings (loss) per share as reported	$0.03	$0.01	$0.11	$(0.03)

Diluted earnings (loss) per share as reported	$0.03	$0.01	$0.10	$(0.03)

Pro forma basic and diluted earnings (loss) per share	$(0.01)	$(0.03)	$0.02	$(0.11)

Earnings (Loss) Per Common Share. Basic earnings (loss) per common share is calculated based upon the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based upon the weighted average shares of common stock outstanding, plus the dilutive effect of common stock equivalents calculated using the treasury stock method. Dilutive common stock equivalents for the three and six months ended June 30, 2004 consisted of 2,093 and 2,238 shares, respectively. Dilutive common stock equivalents for the three months ended June 30, 2003 consisted of 686 shares. Antidilutive common stock equivalents of 186 and 181 for the three and six months ended June 30, 2004, respectively were excluded from the diluted earnings per share calculation. Antidilutive common stock equivalents of 3,074 and 3,899 for the three and six months ended June 30, 2003, respectively were excluded from the diluted earnings per share calculation.

2. ACQUISITION

In May 2003, the Company acquired 100% of the stock of Sanomed Handelsgesellschaft mbH (“Sanomed”), which markets hearing aids directly to German hearing impaired consumers through the ear-nose-throat (“ENT”) physician. The Company accounted for this acquisition under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations.” The initial consideration paid by the Company including expenses was $13,414. Additional consideration of up to a maximum of 4,000 Euro ($4,833 at June 30, 2004) may be payable based on sales levels achieved through May 31, 2006. During the second quarter of 2004, the Company recorded 1,250 Euro ($1,510) as additional consideration based on the sales levels achieved for the period from June 1, 2003 through May 31, 2004. This additional purchase price consideration was recorded as an increase to goodwill and other accrued liabilities as of June 30, 2004 and was paid in July 2004.

At the time of the acquisition, Sanomed was involved in litigation to collect disputed receivables from certain German insurance companies. Cash received on these disputed receivables is to be paid to the former owners, net of taxes. As of June 30, 2004, the Company recorded in other accrued liabilities an amount due to the former owners of $1,322 for such cash received, net of estimated taxes.

The results of operations of Sanomed have been included in the Company’s consolidated results of operations from May 1, 2003. The following table sets forth summary pro forma consolidated financial information as if the acquisition had taken place on January 1, 2003:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net sales	$24,338	$23,502	$50,644	$45,374
Operating profit	767	73	2,746	192
Net income	624	250	2,212	188
Earnings per common share:
Basic	$0.03	$0.01	$0.11	$0.01

Diluted	$0.03	$0.01	$0.10	$0.01

Weighted average number of common shares outstanding:
Basic	20,682	19,934	20,545	19,879

Diluted	22,775	20,620	22,783	20,490

In May 2004, the Company acquired 100% of the stock of a Switzerland-based hearing aid retail chain for $2,328, including expenses of $155. The acquisition was done to strengthen the Company’s distribution capability in Switzerland. The Company accounted for this acquisition under the purchase method of accounting in accordance with SFAS No. 141. Additional consideration of up to a maximum of 225 CHF ($178) may be payable in 2005 based on sales performance. The results of this acquisition have been included in the Company’s consolidated results of operations from May 1, 2004. The following table sets forth the Company’s preliminary allocation of the purchase consideration based on the tangible and intangible assets acquired and liabilities assumed:

Cash and cash equivalents	$728
Accounts receivable	400
Inventories	328
Other assets	56
Accounts payable and accrued expenses	(452)
Definite-lived intangible assets	818
Goodwill	450

Total	$2,328

The Company is in the process of obtaining an independent appraisal of the fair values of the acquired assets and liabilities. The results of this appraisal may change the Company’s preliminary allocation of the purchase consideration.

3. INVENTORIES

Inventories are stated at the lower of cost or market value using the first-in, first-out (“FIFO”) method and were as follows:

	June 30, 2004	December 31, 2003
Raw materials	$2,693	$1,709
Components	2,057	2,244
Work-in-process	161	223
Finished goods	4,137	5,185

Total	$9,048	$9,361

4. INTANGIBLE ASSETS

The changes in the carrying amount of goodwill and indefinite-lived intangible assets for the six months ended June 30, 2004 were as follows:

Gross Carrying Amount
Balance as of December 31, 2003	$26,972
Additional Germany acquisition purchase price consideration	1,510
Switzerland acquisition	450
Foreign currency translation	(1,155)

Balance as of June 30, 2004	$27,777

Definite-lived intangible assets were as follows:

	June 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Useful Lives
Trademarks	$2,134	$(323)	3-10 years	$1,861	$(205)	3-10 years
Technology license	1,350	(467)	13 years	1,350	(416)	13 years
Other intangibles	1,760	(530)	2-5 years	1,316	(377)	2-5 years

Total	$5,244	$(1,320)		$4,527	$(998)

Amortization expense was $185 and $57 for the three months ended June 30, 2004 and 2003, respectively and $343 and $115 for the six months ended June 30, 2004 and 2003, respectively. Annual forecasted amortization expense for the years 2004 through 2008 is as follows:

	2004	2005	2006	2007	2008
Annual forecasted amortization expense	$688	$658	$590	$526	$400

5. INVESTMENTS AND ADVANCEMENTS

Investments and advances totaling $1,763 and $1,949 as of June 30, 2004 and December 31, 2003, respectively consisted of one investment and one advance to two separate business partners and a number of advances to customers. The advances are secured by the assets of the business, life insurance policies and/or personal guarantees; bear interest at rates ranging from 5% to 8%; and have terms from one to five years. Investments and advances are stated at cost, net of valuation allowances of $161 and $153 as of June 30, 2004 and December 31, 2003, respectively.

6. LOAN PAYABLE

The Company borrowed 7,500 Euro from a German bank in connection with its acquisition of Sanomed (see Note 2). The interest rate applicable to the loan is 1.0% above the EURIBOR rate (3.15% as of June 30, 2004) as defined in the loan agreement. The loan is collateralized by a letter of credit from a U.S. bank, and the Company has pledged $11,728 as of June 30, 2004 of its cash, cash equivalents and marketable securities as security to obtain a reduced interest rate of 0.6% on this letter of credit. The loan payments are 250 Euro ($301 as of June 30, 2004) per quarter. The Company’s effective interest rate on this loan for the six months ended June 30, 2004 was 3.84%.

7. INCOME TAXES

In 2004 and 2003, certain of the Company’s foreign operations were profitable and the U.S. incurred an alternative minimum tax due to usage of a net operating loss carryforward, resulting in a provision for income taxes. The Company’s provision for income taxes is based on the estimated annualized effective income tax rate for each tax jurisdiction. If changes in conditions cause actual results to be more or less favorable, adjustments to the effective income tax rate would be required. The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries since these earnings are intended to be reinvested indefinitely.

8. SEGMENT INFORMATION

The table below presents selected information for the Company’s geographic segments. Rest-of-world (ROW) includes export sales from the U.S. to ROW countries.

	North America	Europe	ROW	Total
Three months ended June 30, 2004
Net sales to external customers	$9,614	$10,502	$4,222	$24,338
Operating profit (loss)	1,120	(603)	250	767
Three months ended June 30, 2003
Net sales to external customers	10,705	7,220	3,962	21,887
Operating profit (loss)	(478)	10	384	(84)
Six months ended June 30, 2004
Net sales to external customers	19,207	23,075	8,362	50,644
Operating profit (loss)	2,292	(85)	539	2,746
Six months ended June 30, 2003
Net sales to external customers	20,209	11,518	7,174	38,901
Operating profit (loss)	(1,788)	(37)	462	(1,363)
June 30, 2004
Identifiable segment assets	50,589	41,367	11,918	103,874
Long-lived assets	9,186	23,301	8,485	40,972
December 31, 2003
Identifiable segment assets	55,824	38,154	13,018	106,996
Long-lived assets	8,600	21,061	9,038	38,699

9. LEGAL PROCEEDINGS

The Company was a defendant in a lawsuit filed in October 2000 claiming that the Company and certain of its officers and directors violated federal securities laws by providing materially false and misleading information or concealing information about the Company’s relationship with Starkey Laboratories, Inc. The complaint alleged that as a result of false statements or omissions, the Company was able to complete its IPO, artificially inflate its financial projections and results and have its stock trade at inflated levels. The Company reached an agreement to settle the securities class action lawsuits that have been consolidated under the caption Lynda Steinbeck, et al. v. Sonic Innovations, Inc., et al., in the United States District Court for the District of Utah. The terms of the settlement included a cash payment of $7,000 which was funded by the Company’s directors and officer’s liability insurance. The settlement had no impact on the Company’s results of operations and financial position. Final settlement was approved by the court on May 25, 2004 and judgment was entered dismissing the action with prejudice.

In addition, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate resolution of these matters will have a material adverse effect on the Company’s results of operations and financial position.

10. RECENTLY ENACTED ACCOUNTING STANDARDS

In March 2004, the Emerging Issues Task Force (“EITF”) issued EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF 03-01 provides guidance on other-than-temporary impairments for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. EITF 03-01 developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The provisions of EITF 03-01 will be effective for the Company’s third quarter 2004 and will be applied prospectively to all current and future investments. Quantitative and qualitative disclosures for investments accounted for under SFAS No. 115 are effective for the Company’s fiscal year ending December 31, 2004. The adoption of EITF 03-01 is not expected to have a material effect on the Company’s results of operations and financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands, except per share data)

The following discussion contains forward-looking statements that involve risks and uncertainties. These statements refer to our future results, plans, objectives, expectations and intentions. These forward-looking statements include statements regarding the following: our overall average selling price decreasing until our new generation product line is introduced in early 2005; the low-priced segment of the digital hearing aid market being the fastest growing segment of the U.S. market; the downward trend in reimbursement levels in Germany; Germany sales decreasing from the second quarter 2004 to the third quarter 2004; establishing distribution relationships in the ROW market; anticipation of further reducing sales return rates, particularly in the U.S.; anticipation of continued gross margin improvement; factors expected to result in gross margin improvement; pressure on gross margin from declining overall average selling price, including the effect of Quartet sales in the U.S. market; selling, general and administrative expense for the next two quarters not exceeding this quarter’s level; additional spending later this year in connection with the introduction of our next generation product; research and development expense increasing in dollars and to be approximately 10% of net sales; expectation for the 2004 effective income tax rate to be in the teens; assessment of the need for a valuation allowance against our deferred tax asset; growth in our operating expenses; sufficiency of cash to fund our operations, capital expenditures and potential acquisitions for at least the next year; and the impact of EITF 03-01 on our results of operations and financial position. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks discussed in the section titled “Factors That May Affect Future Performance” elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2003. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

We design, develop, manufacture and market advanced digital hearing aids designed to provide the highest levels of satisfaction for hearing impaired consumers. Capitalizing on what we believe is an advanced understanding of human hearing; we have developed patented digital signal processing (DSP) technologies and embedded them in the smallest single-chip DSP platform ever installed in a hearing aid. In most countries where we have direct operations, we sell finished hearing aids principally to hearing care professionals. However, in a few countries where we have direct operations, we sell hearing aids directly to hearing impaired consumers. In other parts of the world where we do not have a direct presence, we sell finished hearing aids and hearing aid kits principally to distributors. We first began shipping product in the fourth quarter of 1998.

RESULTS OF OPERATIONS

The following table sets forth selected statements of operations information for the periods indicated expressed as a percentage of net sales.

	For three months ended June 30,		For six months ended June 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	43.8	48.6	44.2	47.4

Gross profit	56.2	51.4	55.8	52.6
Selling, general and administrative expense	43.4	41.3	40.7	43.8
Research and development expense	9.6	10.5	9.7	12.3

Operating profit (loss)	3.2	(0.4)	5.4	(3.5)
Other income (expense), net	(0.2)	2.7	(0.1)	2.9

Income (loss) before income taxes	3.0	2.3	5.3	(0.6)
Provision for income taxes	0.5	1.6	0.9	1.2

Net income (loss)	2.6%	0.7%	4.4%	(1.8)%

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of the related sale. Net sales were $24,338 in the second quarter 2004, up 11% from net sales of $21,887 in the corresponding quarter in 2003. The $2,451 increase in net sales from second quarter 2003 to second quarter 2004 was mainly the result of sales from our German business, which was acquired in May 2003 and grew significantly during the period.

We believe it is important to have a number of product families to provide our customers with pricing flexibility in selling to the hearing impaired consumer. Our lower-priced product families, Quartet and Tribute, have become increasingly important to our sales effort, as relatively weak economies continue to cause consumers to seek lower priced digital hearing aids. The shift to lower-priced products reduces our overall average selling price. Offsetting this somewhat are lower sales return rates experienced internationally and for our lower priced products. We expect our overall average selling price to decrease until we introduce our next generation product line in early 2005.

North American sales of $9,614 in the second quarter 2004 were down 10% compared to second quarter 2003 sales of $10,705 as U.S. sales fell by 12%. For the six months ended June 30, 2004, North America sales were $19,207 compared to $20,209 for the same period in 2003 as U.S. sales decreased by 5%. Second quarter 2003 U.S. sales had established an all time high as a result of the introduction of our Natura 3 product family. Our low-priced Quartet product family, which was introduced in April 2004, sold well in the fastest growing segment of the U.S. market and helped support a small increase in unit growth from first quarter 2004.

European sales of $10,502 in the second quarter 2004 were up 45% from second quarter 2003 sales of $7,220 and increased by 100% to $23,075 for the six months ended June 30, 2004 from $11,518 for the corresponding period in the prior year, primarily as a result of our acquisition of the business in Germany in May 2003, the subsequent growth of that business and the effects of foreign currency exchange rates. Second quarter 2004 European sales were down 16% from the first quarter 2004 level primarily due to a significant decrease in sales in Germany, mainly resulting from changes in the German healthcare system, most notably the introduction of a co-payment for visits to specialty doctors like ear-nose-throat physicians. In addition, reimbursement levels in Germany are trending downward. We expect sales in Germany to decline again in the third quarter 2004 from the second quarter 2004.

Rest-of-world sales of $4,222 in the second quarter 2004 were up 7% from second quarter 2003 sales of $3,962 and for the first six months 2004 sales of $8,362 were up 17% from 2003 sales of $7,174, primarily as a result of increased Australian sales, mainly due to the effects of foreign currency exchange rates. We continue to examine opportunities for establishing distribution relationships in the balance of the ROW market.

We generally have a 60-day return policy for our products. Actual sales returns were $3,225 and $3,987 for the quarters ended June 30, 2004 and 2003, respectively and $6,712 and $7,603 for the six months ended June 30, 2004 and 2003, respectively. Sales returns as a percentage of hearing aid sales were 11.9% in the second quarter 2004, down from 15.4% in the second quarter 2003. The decrease in returns from second quarter 2003 to second quarter 2004 was mainly the result of a greater percentage of sales outside the U.S., where return rates are lower; a greater percentage of sales in Germany and Australia, where return rates are lower because sales are made at the retail level and are recognized upon customer acceptance; and a greater percentage of sales of our lower-priced Altair, Tribute and Quartet product families, which experience a lower return rate than our higher-priced Natura 3 and Natura 2SE product families. Generally, in the hearing aid business, the higher the price of the hearing aid, the greater the rate at which it is returned. In addition, we continue to implement improved manufacturing techniques and better programming software for fitting our hearing aids, which has and we anticipate will further reduce our sales return rate particularly in the U.S. We believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance inconsistent with hearing impaired consumers’ expectations.

Gross Profit. Cost of sales consists of manufacturing costs, fitting fees paid to physicians and nurses, royalty expenses, quality assurance costs and costs associated with product remakes and repairs. Gross profit for the six months ended June 30, 2004 of $28,252 was up $7,796, or 38%, from gross profit of $20,456 for the six months ended June 30, 2003. Gross profit of $13,675 in the second quarter 2004 was up $2,436, or 22%, from gross profit of $11,239 in last year’s second quarter as a result of increased sales and better gross margin. Gross margin was a record 56.2% in the second quarter 2004 and was improved from last year’s second quarter level of 51.4% mainly due to higher unit volumes that resulted in improved overhead absorption, product cost reduction programs, geographic mix, foreign currency exchange rates and lower sales return rates.

We have experienced increasing gross margin from our inception and we anticipate gross margin to continue to improve based on better overhead absorption resulting from additional unit volume, lower sales return rates, lower expenses resulting from our rationalization efforts and reduced purchased component and assembly costs. In addition, we continue with manufacturing cost reduction efforts on a number of fronts. However, gross margin will be negatively affected by the continuation of pressure on our overall average selling price and this will be further affected by increasing sales of the Quartet product line in the U.S. market.

We provide for the cost of remaking and repairing products under warranty. Warranty periods range from one to three years. Actual warranty expenditures were $1,014 and $966 for the three months ended June 30, 2004 and 2003, respectively. Actual warranty expenditures were $2,046 and $1,733 for the six months ended June 30, 2004 and 2003, respectively. The increase in warranty costs was principally due to the increase in sales.

Selling, General and Administrative. Selling, general and administrative (SG&A) expense consists of wages and benefits for sales and marketing personnel, sales commissions, promotions and advertising, marketing support, distribution and administrative expenses. SG&A expense in the second quarter 2004 of $10,562 was up $1,527, or 17%, from last year’s second quarter level of $9,035 and SG&A expense of $20,606 for the six months ended June 30, 2004 was up $3,568, or 21%, from $17,038 for the same period in 2003, principally as a result of our German acquisition, increased expenses in Australia related to a new branding strategy, costs associated with implementing new information systems in Australia and throughout Europe, and the negative effect of foreign currency exchange rates. As a percentage of sales, SG&A expense increased from 41.3% in the second quarter 2003 to 43.4% in the second quarter 2004. This was disappointing, particularly in light of the fact that SG&A expense was below 40% of sales in each of the two previous quarters. The increased percentage was exacerbated by the lower sales level. We are attempting to contain SG&A expense for the next two quarters at a level below this quarter’s level; however, this will be difficult because we will have additional spending later this year in connection with the introduction of our next generation product in early 2005.

Research and Development. Research and development (R&D) expense consists of wages and benefits for research, development, engineering, regulatory and clinical personnel, and also includes consulting, intellectual property, clinical study and engineering support costs. R&D expense in the second quarter 2004 of $2,346 was up $58, or 3%, from last year’s second quarter level of $2,288 and R&D expense for the six months ended June 30, 2004 was up $119, or 2%, from $4,781 for the same period in 2003, mainly as a result of the timing of expenses related to the development of our next generation integrated circuitry and the next generation product family that results from that circuit. As a percentage of net sales, R&D expense improved from 10.5% in the second quarter 2003 to 9.6% in the second quarter 2004. We expect R&D expense to increase in dollars in future periods, and at this point we have achieved our goal for R&D expense to be approximately 10% of net sales.

Operating Profit. Operating profit was $767 and $2,746 for three and six months ended June 30, 2004, respectively compared to an operating loss of $84 and $1,363 for the three and six months ended June 30, 2003, respectively as a result of increased net sales and improved gross margin.

Other Income/Expense, net. Other expense in the second quarter of 2004 was $29, compared to other income of $589 in the second quarter of 2003 and other expense for the six months ended 2004 was $78, compared to other income of $1,146 for the six months ended June 30, 2004, principally as a result of foreign currency moving from a large gain in last year’s second quarter to a small loss in this year’s second quarter. In 2004, we incurred a full period of interest expense on our loan payable, which was executed in the second quarter 2003.

Income Taxes. Income tax provision in the second quarter 2004 of $114, which equated to an effective income tax rate of 15%, compared to an income tax provision of $341 in the second quarter 2003. Income tax provision for the first six months of 2004 was $456 compared to a tax provision of $465 for the first six months of 2003. Income taxes related primarily to profitable operations in certain countries outside the U.S. Income taxes on U.S. profits have been negated in part by utilization of our net operating carryforwards. Our worldwide net operating loss carryforwards total over $26,600. Our effective income tax rate in future periods will depend on our mix of profitability among countries, but for 2004 we expect an effective tax rate in the teens. We assess the need for a valuation allowance against the deferred income tax asset relating to our net operating loss carryforwards as of each balance sheet date. If we were to determine that a valuation allowance is no longer necessary in a particular jurisdiction, we would reflect that net operating loss carryforward as a deferred income tax asset and decrease our income tax provision accordingly.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4,275 for the six months ended June 30, 2004. Positive cash flow resulted from net income of $2,212 as affected by non-cash items (including depreciation and amortization of $1,583, stock-based compensation of $14 and foreign currency losses of $196). In addition, cash was provided by decreases in accounts receivable of $1,280, inventories of $309 and other assets of $338. These positive cash flow items were offset in part by cash used to reduce accounts payable, accrued liabilities and deferred revenue by $800 and increase prepaid expenses and other by $857. The decrease in accounts receivable from December 31, 2003 to June 30, 2004 related primarily to lower sales volume in the second quarter 2004 compared to the fourth quarter 2003. The decrease in inventories related primarily to better inventory management.

Net cash used in investing activities of $4,962 for the six months ended June 30, 2004 resulted from the purchase of (i) property and equipment of $2,606; (ii) a Switzerland-based retail chain for $1,600 (net of cash received); and (iii) marketable securities (net) of $949. This was partially offset by net repayments of advances of $193.

Net cash provided by financing activities of $3,002 for the six months ended June 30, 2004 resulted from (i) proceeds from the exercise of stock options and purchases of stock under our employee stock purchase plan of $2,169; (ii) proceeds from the collection of pre-acquisition disputed receivables that are payable to the previous owners of our German business of $1,322; and (iii) a decrease in restricted cash, cash equivalents and marketable securities of $124. This was partially offset by repayment of long-term obligations of $613.

In July 2004, we paid approximately $1,510 of additional purchase price to the former owners of our acquired German business as a result of achievement of sales levels specified in the purchase and sales agreement for the one year period ended May 31, 2004.

We signed an extension of our existing lease for our Salt Lake City corporate headquarters. The extension becomes effective September 1, 2004 and requires total payments over the next five years as follows: 2004-$282; 2005-$854; 2006-$878; 2007-$902; 2008-$926; and 2009-$627.

As of June 30, 2004, we had $36,134 in cash, cash equivalents and marketable securities. We expect to experience long-term growth in our operating expenses in order to execute our business plan. Accordingly, we expect that these increasing operating expenses, together with capital expenditures necessary to improve our manufacturing, distribution and development capabilities, will constitute a significant use of our cash for at least the next twelve months. In addition, we may use cash to fund acquisitions of complimentary businesses and technologies. We believe that our cash and marketable securities balance will be adequate to meet our operating, working capital and investment requirements for at least the next year.

RECENTLY ENACTED ACCOUNTING STANDARDS

In March 2004, the Emerging Issues Task Force (“EITF”) issued EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF 03-01 provides guidance on other-than-temporary impairments for marketable debt and equity securities accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. EITF 03-01 developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The provisions of EITF 03-01 will be effective for our third quarter of 2004 and will be applied prospectively to all current and future investments. Quantitative and qualitative disclosures for investments accounted for under SFAS No. 115 are effective for our year ending 2004. The adoption of EITF 03-01 is not expected to have a material effect on our results of operations and financial position.

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

WE HAVE A HISTORY OF LOSSES

Although we reported net income of $0.4 million for the year ended December 31, 2003 and $2.2 million for the six months ended June 30, 2004, we have a history of losses and an accumulated deficit of $49.0 million as of June 30, 2004. We may incur net losses in the future. Whether or not we maintain or increase profitability will depend in significant part on increasing our net sales, maintaining or improving our gross margin and limiting increases in our operating expenses. Consequently, it is possible that we will not maintain profitability, or increase profitability on a quarterly or annual basis in the future.

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

OUR FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE

Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Factors that may cause fluctuations in our operating results include the following: general economic conditions; the competitive performance of our products; changes in government and public healthcare systems and reductions in reimbursement levels for hearing aids; distribution of our products; competitive pressures resulting in lower selling prices or significant promotional costs; unanticipated delays or problems in the introduction of new products; difficulties in relationships with our customers; demand for and market acceptance of our products, particularly our newer products where eventual market acceptance may not follow early indications; reductions in orders from larger customers; manufacturing problems; high levels of returns, remakes and repairs; changes in our product or customer mix; regulatory requirements; difficulties in managing international operations; difficulties in integrating and managing acquired operations that could result in poor performance and write-downs of acquired intangible assets; the effect of future acquisitions, if any; component availability and pricing; the effect of international conflicts and threats; inability to forecast revenue accurately; nonpayment of accounts and notes receivable; the announcement or introduction of new products or services by our competitors; and other business factors beyond our control.

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

Acquisitions of other businesses may result in the utilization of cash and marketable securities, dilutive issuances of equity securities and the incurrence of debt. In addition, acquisitions may result in the creation of (i) certain definite-lived intangible assets that increase amortization expense, and (ii) goodwill and other indefinite-lived intangible assets that subsequently may result in large write-offs should these assets become impaired.

OUR INTERNAL CONTROL OVER FINANCIAL REPORTING MAY NOT BE CONSIDERED EFFECTIVE RESULTING IN POSSIBLE REGULATORY SANCTIONS AND A DECLINE IN OUR STOCK PRICE

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the year ending December 31, 2004, we will be required to furnish a report on our internal control over financial reporting. Such report will contain an assessment by our management of the effectiveness of our internal control over financial reporting (including the disclosure of any material weakness) and a statement that our auditors have attested to and reported on management’s evaluation of such internal controls.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We are currently reviewing and documenting our internal control processes and procedures and have begun limited testing of such controls. However, the guidelines for the evaluation and attestation of internal control systems have only recently been finalized, and the evaluation and attestation processes are new and untested. Therefore, we can give no assurances that our systems will satisfy the new regulatory requirements.

THE LOSS OF ANY LARGE CUSTOMER OR A REDUCTION IN ORDERS FROM ANY LARGE CUSTOMER COULD REDUCE OUR NET SALES AND HARM OUR OPERATING RESULTS

We anticipate that our operating results in any given period will continue to depend in part upon revenues from a number of larger customers. Our customers are not generally contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time. We may be unable to retain our current customers, and we may be unable to recruit replacement or additional customers. We are selling hearing aids to a number of retail chains that have a large number of owned or franchised retail hearing aid locations. We are subject to the risk of losing our larger customers, incurring significant reductions in sales to these customers or reducing future prices in order to maintain their business. In addition, we are subject to the risk of being unable to collect receivable balances from these customers.

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

WE HAVE HIGH LEVELS OF PRODUCT RETURNS, REMAKES AND REPAIRS, AND OUR NET SALES AND OPERATING RESULTS WILL BE LOWER IF THESE LEVELS INCREASE

We generally offer a 60-day return policy and a minimum of a one-year warranty on our hearing aids. Our actual sales returns were $6.7 million for the six months ended June 30, 2004, $15.9 million in 2003 and $16.3 million in 2002. Our actual warranty costs for remakes and repairs were $2.0 million for the six months ended June 30, 2004, $3.4 million in 2003 and $3.1 million in 2002. We may not be able to attain lower levels of returns, remakes and repairs and, in fact, these levels may increase, which could reduce our net sales and operating results.

IF WE FAIL TO DEVELOP NEW AND INNOVATIVE PRODUCTS, OUR COMPETITIVE POSITION WILL SUFFER, AND IF OUR NEW PRODUCTS DO NOT GAIN MARKET SHARE AS RAPIDLY AS WE ANTICIPATE, OUR NET SALES AND OPERATING RESULTS WILL SUFFER

In order to be successful, we must develop new products and be a leader in the commercialization of new technology innovations in the hearing aid market. Technological innovation is expensive and unpredictable and may require hiring (i) expert personnel who are difficult to find and attract, and (ii) external contractors to perform complex tasks. Without the timely introduction of new products, our existing products are likely to become technologically obsolete over time, which would harm our business. We may not have the technical capabilities necessary to develop further technologically innovative products. In addition, any enhancements to, or new generations of, our products, even if successfully developed, may not generate revenues in excess of the costs of development. Our products may be rendered obsolete by changing consumer preferences or the introduction of products embodying new technologies or features by us or our competitors. If our new products do not gain market share as rapidly as we anticipate, our net sales and operating results will suffer.

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

Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and licensing arrangements to establish and protect our proprietary technology. These laws, procedures and provisions provide only limited protection. Additionally, some foreign laws do not protect our proprietary rights to the same extent as U.S. laws. If we fail to successfully enforce our intellectual property rights, our competitive position will suffer.

SELLING THROUGH NON-TRADITIONAL DISTRIBUTION CHANNELS COULD HARM OUR RELATIONSHIPS WITH EXISTING CUSTOMERS AND CAUSE THEM TO PURCHASE FEWER OF OUR PRODUCTS, WHICH WOULD REDUCE OUR NET SALES AND OPERATING RESULTS

In several countries, we sell hearing aids direct to the hearing impaired consumer, and in some markets we are selling our products through non-traditional distribution channels, such as high-volume general retail and electronics retail stores and the ear-nose-throat physician. Our current initiatives or any future initiatives directed toward alternate distribution could alienate our traditional hearing care professional customers. It is possible that our hearing care professional customers will react by reducing or discontinuing their purchases from us. In such a scenario, the resulting loss of revenue may not be offset by revenue from alternative distribution channels, and we may choose not to continue using any of these alternative channels. Should hearing care professionals react negatively to such initiatives, they would likely purchase fewer of our products, which would reduce our net sales and operating results and damage our competitive position.

WE ARE DEPENDENT ON INTERNATIONAL OPERATIONS, WHICH EXPOSES US TO A VARIETY OF RISKS THAT COULD RESULT IN LOWER SALES AND OPERATING RESULTS

International sales, particularly in Germany and Australia, account for a material portion of our net sales. Our reliance on international operations exposes us to related risks and uncertainties, which, if realized, could cause our sales and operating results to decrease. There is significant government or public hearing aid reimbursement in a number of countries outside the U.S., which if reduced or eliminated would likely have a negative effect on hearing aid sales. For example, reimbursement levels are trending downward in Germany, which has had a negative effect on our sales in that country. Other changes in the healthcare systems of countries outside the U.S., such as instituting co-payments or co-insurance, would likely have negative effects on hearing aid sales. For example, the institution of a co-payment in Germany for visits to speciality doctors has had a negative effect on our sales in that country. In order to market our products in the European Union (EU), we are required to have the EU’s CE Mark certification. Any failure to maintain our CE Mark certification would significantly reduce our net sales and operating results. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S. and from the intercompany account balances between our U.S. parent company and our non-U.S. subsidiary companies. Fluctuations in the exchange rates between the U.S. dollar and other currencies could negatively affect the sales price of our products in international markets or lead to currency exchange losses.

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

IF OUR STOCK PRICE DOES NOT INCREASE, WE MAY HAVE DIFFICULTY RETAINING KEY EMPLOYEES

Stock awards are an important component of the compensation of our key personnel. If our stock price does not increase in the future, we may face difficulty retaining key employees and may need to issue new stock awards to motivate and retain our key employees, which would be dilutive to the equity of our shareholders. In addition, accounting rules will require us to expense the value of stock options vesting or granted after January 1, 2005. This will result in lower reported earnings per share as compared to current accounting practice and may lead us to seek alternative means of providing incentive compensation, which could be less effective at attracting, retaining and motivating key employees or have other negative consequences.

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

THERE MAY BE SALES OF OUR STOCK BY OUR DIRECTORS AND OFFICERS, AND THESE SALES COULD CAUSE OUR STOCK PRICE TO FALL

Sales of our stock by our directors and officers, or the perception that such sales will occur, could adversely affect the market price of our stock. Approximately 10% of our fully diluted outstanding shares are beneficially owned by our directors and officers. Some of our officers have adopted trading plans under SEC Rule 10b5-1 in order to dispose of a portion of their stock in an orderly manner. Other officers or directors may adopt such a trading plan in the future.

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

Derivative Instruments. We enter into readily marketable forward contracts and options with financial institutions to help reduce our exposure to certain foreign currency fluctuations. We do not enter into these agreements for trading or speculation purposes. Gains and losses on the contracts are included in other income (expense) in the statements of operations and offset foreign currency gains or losses recognized on the revaluation of our intercompany accounts. Our foreign exchange forward contracts generally range from one to three months in original maturity. We entered into forward contracts on June 30, 2004 for 3,425 Australian dollars and 4,170 Euro, which expire in September 2004.

Foreign Currency Risk. We face foreign currency risks primarily as a result of sales made outside the U.S., expenses incurred outside the U.S. and from intercompany account balances between our U.S. parent and our non-U.S. subsidiaries. For the six months ended June 30, 2004, approximately 66% of our net sales and 48% of our operating expenses were denominated in currencies other than the U.S. dollar. Inventory purchases were transacted primarily in U.S. dollars. The local currency of each foreign subsidiary is considered the functional currency, and revenue and expenses are translated at average exchange rates for the reported periods. Therefore, our foreign sales and expenses will be higher in periods in which there is a weakening of the U.S. dollar and will be lower in periods in which there is a strengthening of the U.S. dollar. The Euro, Australian dollar, Danish krone, Canadian dollar and British pound sterling are our most significant foreign currencies. Given the uncertainty of exchange rate fluctuations and the varying performance of our foreign subsidiaries, we cannot estimate the affect of these fluctuations on our future business, results of operations and financial condition. Fluctuations in the exchange rates between the U.S. dollar and other currencies could effectively increase or decrease the selling prices of our products in certain international markets where the prices of our products are denominated in U.S. dollars. We regularly monitor our foreign currency risks and may take measures to reduce the impact of foreign exchange fluctuations on our operating results. To date, we have used derivative financial instruments to hedge intercompany balances. Average currency exchange rates to convert one U.S. dollar into each local currency for which we had sales of over $500 for the six months ended June 30, were as follows:

	2004	2003
Euro	0.83	0.88
Australian dollar	1.40	1.56
Danish krone	6.17	6.54
Canadian dollar	1.36	1.40
British pound sterling	0.55	0.62
Swiss Franc	1.28	1.34

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We recently settled a lawsuit filed in October 2000 claiming that we and certain of our officers and directors violated federal securities laws by providing materially false and misleading information, or concealing information, about our relationship with Starkey Laboratories, Inc. The lawsuit was brought as a class action on behalf of all purchasers of our common stock from May 2, 2000 to October 24, 2000 and sought damages in an unspecified amount. The complaint alleged that as a result of false statements or omissions, we were able to complete our IPO, artificially inflate our financial projections and results and have our stock trade at inflated levels. We reached an agreement to settle the securities class action lawsuits that have been consolidated under the caption Lynda Steinbeck, et al. v. Sonic Innovations, Inc., et al., in the United States District Court for the District of Utah for a cash payment of $7.0 million, which was funded by Sonic Innovations’ directors and officers’ liability insurance. The settlement had no impact on our results of operations and financial position. Final settlement was approved by the court on May 25, 2004 and judgment was entered dismissing the action with prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on May 1, 2003. Directors elected at the meeting were:

Director	For	Withheld
Kevin J. Ryan	18,445,964	411,770
Samuel L. Westover	18,190,743	666,991

There were no votes recorded as abstain or against for the above directors. Other directors whose terms of office continued after the meeting were as follows: Lewis S. Edelheit, Anthony B. Evnin, Andrew G. Raguskus and Lawrence C. Ward.

The results of the two other items of business at the annual meeting were as follows:

	For	Against	Abstain
Ratification of the appointment of KPMG LLP as our independent auditors	18,740,704	111,110	5,920

	For	Against	Abstain	Unvoted
Amended and Restated 2000 Stock Plan	2,678,126	10,451,548	9,757	5,718,303

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit #	Description
10.13	Amendment to Lease Agreement dated April 29, 1999 between the registrant and 2795 E. Cottonwood Parkway, L.C.
31.1	Rule 13a-14(a) / 15-d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) / 15-d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K. Reports on Form 8-K were filed on April 27, 2004 in connection with the Company’s release of its earnings for the period ended March 31, 2004 and on June 15, 2004 in connection with the Company’s preannouncement of its earnings for the period ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004

/s/ STEPHEN L. WILSON
Stephen L. Wilson Senior Vice President and Chief Financial Officer