Form 10-Q
period 2004-09-30
SONIC INNOVATIONS INC
filed 2004-11-09
CIK 1105982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of November 5, 2004, there were 20,861,213 shares of the registrant’s $.001 par value common stock outstanding.

SONIC INNOVATIONS, INC.

SONIC INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$9,741	$8,630
Marketable securities	5,289	8,565
Restricted cash, cash equivalents and marketable securities	8,061	5,989
Accounts receivable, net of allowance for doubtful accounts of 1,513 and 1,545, respectively	14,665	16,232
Inventories	9,466	9,361
Prepaid expenses and other	3,333	2,492
Receivable from insurance company	—	7,000

Total current assets	50,555	58,269
Long-term marketable securities	9,054	4,165
Restricted long-term marketable securities	3,715	5,863
Property and equipment, net	8,399	6,493
Goodwill and indefinite-lived intangible assets	28,775	26,972
Definite-lived intangible assets, net	3,970	3,529
Other assets	1,615	1,705

Total assets	$106,083	$106,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of loan payable	$1,232	$1,255
Payable for settlement of lawsuit	—	7,000
Accounts payable and accrued expenses	8,412	7,830
Accrued payroll and related expenses	3,352	3,166
Accrued warranty	4,294	4,115
Deferred revenue	3,073	2,773
Proceeds from pre-acquisition receivables payable to previous owners	2,573	—
Other accrued liabilities	2,648	3,784

Total current liabilities	25,584	29,923
Loan payable, net of current portion	6,779	7,845
Deferred revenue, net of current portion	3,505	3,058
Other liabilities	1,903	1,117

Total liabilities	37,771	41,943
Shareholders’ equity:
Common stock	22	21
Additional paid-in capital	116,857	114,685
Deferred stock-based compensation	(15)	(36)
Accumulated deficit	(49,656)	(51,208)
Accumulated other comprehensive income	4,877	5,364
Treasury stock, at cost	(3,773)	(3,773)

Total shareholders’ equity	68,312	65,053

Total liabilities and shareholders’ equity	$106,083	$106,996

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net sales	$22,456	$23,084	$73,100	$61,985
Cost of sales	10,456	11,156	32,848	29,601

Gross profit	12,000	11,928	40,252	32,384

Selling, general and administrative expense	10,203	9,797	30,809	26,835
Research and development expense	2,520	2,421	7,420	7,202

Operating profit (loss)	(723)	(290)	2,023	(1,653)
Other income (expense), net	(6)	44	(84)	1,190

Income (loss) before income taxes	(729)	(246)	1,939	(463)
Provision (benefit) for income taxes	(69)	142	387	607

Net income (loss)	$(660)	$(388)	$1,552	$(1,070)

Earnings (loss) per common share:
Basic	$(0.03)	$(0.02)	$0.08	$(0.05)

Diluted	$(0.03)	$(0.02)	$0.07	$(0.05)

Weighted average number of common shares outstanding:
Basic	20,860	19,929	20,652	19,874

Diluted	20,860	19,929	22,383	19,874

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,552	$(1,070)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,450	2,024
Stock-based compensation	21	105
Foreign currency gains	(51)	(942)
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable, net	1,711	(864)
Inventories	68	(224)
Prepaid expenses and other	(584)	(565)
Other assets	289	17
Accounts payable, accrued liabilities and deferred revenue	1,479	1,392

Net cash provided by (used in) operating activities	6,935	(127)
Cash flows from investing activities:
Acquisition related payments, net of cash received	(3,466)	(8,638)
Purchases of property and equipment	(3,863)	(1,649)
Investments and advances, net	(698)	(179)
Proceeds from (purchases of) marketable securities, net	(1,613)	5,539

Net cash used in investing activities	(9,640)	(4,927)
Cash flows from financing activities:
Principal payments on long-term obligations	(918)	(103)
Decrease in restricted cash, cash equivalents and marketable securities, net	76	—
Proceeds from loan, net	—	8,444
Proceeds from pre-acquisition receivables payable to previous owners of acquired company	2,573	—
Proceeds from exercise of stock options and ESPP purchases	2,173	760

Net cash provided by financing activities	3,904	9,101
Effect of exchange rate changes on cash and cash equivalents	(88)	382

Net increase in cash and cash equivalents	1,111	4,429
Cash and cash equivalents, beginning of the period	8,630	13,690

Cash and cash equivalents, end of the period	$9,741	$18,119

Supplemental cash flow information:
Cash paid for interest	$98	$57
Cash paid for income taxes	1,776	46

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the full year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

Revenue Recognition. Sales are recognized when (i) products are shipped, except for sales made directly to the hearing impaired consumer which are recognized upon acceptance by the hearing impaired consumer, (ii) persuasive evidence of an arrangement exists, (iii) title and risk of loss has transferred, (iv) the price is fixed and determinable, (v) contractual obligations have been satisfied and (vi) collectability is reasonably assured. The Company generally has a 60-day return policy and provision for sales returns is made at the time of sale. Changes in the allowance for sales returns were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Balance, beginning of period	$2,814	$3,287	$3,487	$2,629
Provisions	2,807	4,516	8,846	12,778
Returns processed	(3,110)	(4,475)	(9,822)	(12,079)

Balance, end of period	$2,511	$3,328	$2,511	$3,328

Revenues related to sales of separately priced extended service contracts are deferred and recognized on a straight-line basis over the contractual periods, which range from one to five years.

Warranty Costs. The Company provides for the cost of remaking and repairing products under warranty at the time of sale. These costs are included in cost of sales. Warranty periods range from one to four years. The Company analyzes the amount of historical warranty by geography, product family and model, as appropriate, when evaluating the adequacy of the accrual. Because of the length of the warranty period, adjustments to the originally recorded provisions may be necessary from time to time. Changes in the warranty accrual were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Balance, beginning of period	$4,059	$3,580	$4,115	$3,613
Provisions	1,298	1,148	3,288	2,848
Incurred expenses	(1,063)	(1,102)	(3,109)	(2,835)

Balance, end of period	$4,294	$3,626	$4,294	$3,626

Derivative Instruments. The Company enters into readily marketable forward contracts and options with financial institutions to help reduce the exposure to certain foreign currency fluctuations. The Company does not enter into such agreements for trading or speculation purposes. Gains and losses on the contracts are included in other income (expense) in the statements of operations and offset foreign currency translation gains and losses recognized on the revaluation of intercompany accounts. The Company entered into forward contracts on September 30, 2004 for 3,425 Australian dollars and 2,810 Euro, both of which expire in December, 2004.

Reclassifications. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications did not impact previously reported total assets, liabilities or shareholders’ equity, or net income (loss).

Marketable Securities. The Company designates the classification of its marketable securities at the time of purchase and re-evaluates this designation as of each balance sheet date. As of September 30, 2004 and December 31, 2003, the Company’s investment portfolio consisted of corporate debt securities classified as held-to-maturity and was presented at its amortized cost, which approximated market value. The amortized cost of corporate debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. If a decline in the market value below cost that is deemed other than temporary were to occur, the decline would be charged to results of operations resulting in the establishment of a new cost basis. For the nine months ended September 30, 2004, the Company did not experience any declines in market value which were deemed other than temporary.

Comprehensive Income (Loss). The Company computes comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130 “Reporting Comprehensive Income.” The Company’s comprehensive income (loss) consisted of net income (loss) plus changes in foreign currency translation adjustments, which were not adjusted for income taxes as they relate to specific indefinite investments in subsidiaries, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$(660)	$(388)	$1,552	$(1,070)
Foreign currency translation adjustments	655	153	(487)	1,939

Comprehensive income (loss)	$(5)	$(235)	$1,065	$869

Stock-Based Compensation. The Company accounts for stock options issued to employees, officers and directors under Accounting Principles Board (“APB”) Opinion No. 25, which requires compensation cost to be recognized only if an option’s exercise price is below the fair market value of the Company’s common stock at the measurement date. If compensation expense for all stock options, including employee stock purchase plan (ESPP) options, had been determined using the fair value based method under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and basic and diluted earnings (loss) per common share would have been as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$(660)	$(388)	$1,552	$(1,070)
Stock-based compensation expense included in reported net income (loss)	7	28	21	105
Pro forma impact of options granted and ESPP discount	(942)	(830)	(2,786)	(2,403)

Pro forma net loss	$(1,595)	$(1,190)	$(1,213)	$(3,368)

Basic earnings (loss) per common share as reported	$(0.03)	$(0.02)	$0.08	$(0.05)

Diluted earnings (loss) per common share as reported	$(0.03)	$(0.02)	$0.07	$(0.05)

Pro forma basic and diluted loss per common share	$(0.08)	$(0.06)	$(0.06)	$(0.17)

Earnings (Loss) Per Common Share. Basic earnings (loss) per common share is calculated based upon the weighted average shares of common stock outstanding during the period. Diluted earnings per common share is calculated based upon the weighted average shares of common stock outstanding, plus the dilutive effect of common stock equivalents calculated using the treasury stock method. Dilutive common stock equivalents for the nine months ended September 30, 2004 consisted of 1,731 shares. Antidilutive common stock equivalents of 193 for the nine months ended September 30, 2004 were excluded from the diluted earnings per common share calculation. Stock options of 4,398 for the three months ended September 30, 2004 and 4,774 for the three and nine months ended September 30, 2003 were excluded from the diluted earnings per common share calculation.

2. ACQUISITION

In May 2003, the Company acquired 100% of the stock of Sanomed Handelsgesellschaft mbH (“Sanomed”), which markets hearing aids directly to German hearing impaired consumers through ear, nose and throat (“ENT”) physicians. The Company accounted for this acquisition under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations.” The initial consideration paid by the Company including expenses was $13,414. During the second quarter 2004, the Company recorded additional consideration of 1,250 Euro as a result of achieving specified sales levels for the period from June 1, 2003 through May 31, 2004. This additional consideration was recorded as an increase to goodwill and other accrued liabilities as of September 30, 2004 and $1,556 was subsequently paid. Additional consideration of up to a maximum of 2,750 Euro ($3,389 as of September 30, 2004) may be payable based on sales levels achieved through May 31, 2006.

At the time of the acquisition, Sanomed was involved in litigation to collect disputed receivables from certain German public health insurance companies. Cash received on these disputed receivables is to be paid to the former owners, net of taxes. As of September 30, 2004, the Company recorded an amount due to the former owners of $2,573 for such cash received.

The results of operations of Sanomed have been included in the Company’s consolidated results of operations from May 1, 2003. The following table sets forth summary pro forma consolidated financial information as if the acquisition had taken place on the first day of each reporting period:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net sales	$22,456	$23,084	$73,100	$68,458
Operating profit (loss)	(723)	(290)	2,023	(98)
Net income (loss)	(660)	(388)	1,552	(200)
Earnings per common share:
Basic	$(0.03)	$(0.02)	$0.08	$(0.01)

Diluted	$(0.03)	$(0.02)	$0.07	$(0.01)

Weighted average number of common shares outstanding:
Basic	20,860	19,929	20,652	19,874

Diluted	20,860	19,929	22,383	19,874

In May 2004, the Company acquired 100% of the stock of a Switzerland-based hearing aid retail chain for $2,342, including expenses of $170, and in July 2004 purchased three retail locations in Australia for $296, including expenses of $15. The acquisitions were done to strengthen the Company’s distribution capability. The Company accounted for these acquisitions under the purchase method of accounting in accordance with SFAS No. 141. Additional consideration for the Swiss acquisition of up to a maximum of 225 CHF ($178 as of September 30, 2004) may be payable in 2005 based on sales performance. The results of these acquisitions have been included in the Company’s consolidated results of operations from the date of acquisition. The following table sets forth the Company’s preliminary allocation of the purchase consideration based on the tangible and intangible assets acquired and liabilities assumed:

Cash and cash equivalents	$728
Accounts receivable	400
Inventories	330
Other assets	92
Accounts payable and accrued expenses	(490)
Definite-lived intangible assets	818
Goodwill	760

Total	$2,638

The Company is in the process of finalizing appraisals of the fair values of the acquired assets and liabilities. The results of these appraisals may change the Company’s preliminary allocation of the purchase consideration.

3. INVENTORIES

Inventories are stated at the lower of cost or market value using the first-in, first-out (“FIFO”) method and were as follows:

	As of September 30, 2004	As of December 31,2003
Raw materials	$2,310	$1,709
Components	2,286	2,244
Work-in-process	107	223
Finished goods	4,763	5,185

Total	$9,466	$9,361

4. INTANGIBLE ASSETS

Goodwill and indefinite-lived intangible assets for the nine months ended September 30, 2004 were as follows:

Gross Carrying Amount
Balance as of December 31, 2003	$26,972
Additional German acquisition purchase consideration	1,556
Swiss acquisition	464
Australian acquisition of retail locations	296
Effects of foreign currency fluctuations	(513)

Balance as of September 30, 2004	$28,775

Definite-lived intangible assets were as follows:

	Useful Lives	September 30, 2004		December 31, 2003
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	3-10 years	$2,170	$(399)	$1,861	$(205)
Technology licenses	3-13 years	1,548	(507)	1,350	(416)
Other intangibles	2-5 years	1,795	(637)	1,316	(377)

Total		$5,513	$(1,543)	$4,527	$(998)

Amortization expense was $204 and $218 for the three months ended September 30, 2004 and 2003, respectively and $547 and $337 for the nine months ended September 30, 2004 and 2003, respectively. Annual forecasted amortization expense for the years 2004 through 2008 is as follows: remaining 2004 - $204; 2005 - $724; 2006 - $656; 2007 - $593; and 2008 - $466.

5. INVESTMENTS AND ADVANCES

Investments and advances totaling $2,461 and $1,949 as of September 30, 2004 and December 31, 2003, respectively consisted of one investment and two advances to three separate business partners and a number of advances to customers. The advances are secured by the assets of the business, life insurance policies and/or personal guarantees, bear interest at rates ranging from 5% to 8% and have terms from less than one year to five years. Investments and advances are stated at cost, net of valuation allowances of $165 and $153 as of September 30, 2004 and December 31, 2003, respectively.

6. LOAN PAYABLE

The Company borrowed 7,500 Euro from a German bank in connection with the acquisition of Sanomed. The interest rate applicable to the loan is 1.0% above the EURIBOR rate (3.15% as of September 30, 2004) as defined in the loan agreement. The loan is collateralized by a letter of credit from a U.S. bank, and the Company has pledged $11,776 as of September 30, 2004 of its cash, cash equivalents and marketable securities as security to obtain a reduced interest rate of 0.6% on this letter of credit. The loan payments are 250 Euro ($308 as of September 30, 2004) per quarter. The effective interest rate on this loan for the nine months ended September 30, 2004 was 3.91%.

7. INCOME TAXES

In 2004 and 2003, certain of the Company’s foreign operations were profitable and the U.S. incurred an alternative minimum tax liability due to the limitation on the usage of net operating loss carryforwards, resulting in a provision for income taxes. The Company’s provision for income taxes is based on the estimated annualized effective income tax rate for each tax jurisdiction. If changes in conditions cause actual results to be more or less favorable, adjustments to the effective income tax rate would be required. The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries since these earnings are intended to be reinvested indefinitely.

8. SEGMENT INFORMATION

The table below presents selected information for the Company’s geographic segments. Rest-of-world (ROW) includes export sales from the U.S. to ROW countries.

	North America	Europe	ROW	Total
Three months ended September 30, 2004
Net sales to external customers	$8,408	$9,969	$4,079	$22,456
Operating profit (loss)	146	(831)	(38)	(723)
Three months ended September 30, 2003
Net sales to external customers	10,382	8,902	3,800	23,084
Operating profit (loss)	686	(1,266)	290	(290)
Nine months ended September 30, 2004
Net sales to external customers	27,615	33,044	12,441	73,100
Operating profit (loss)	2,438	(916)	501	2,023
Nine months ended September 30, 2003
Net sales to external customers	30,592	20,422	10,971	61,985
Operating profit (loss)	(1,102)	(1,303)	752	(1,653)
September 30, 2004
Identifiable segment assets	49,820	43,268	12,995	106,083
Long-lived assets	9,724	23,854	9,181	42,759
December 31, 2003
Identifiable segment assets	55,824	38,154	13,018	106,996
Long-lived assets	8,600	21,061	9,038	38,699

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands, except per share data)

The following discussion contains forward-looking statements that involve risks and uncertainties. These statements refer to our future results, plans, objectives, expectations and intentions. These forward-looking statements include statements regarding the following: our overall average selling price decreasing until our next generation product line is introduced in early 2005; the Quartet and Tribute product families becoming increasingly important to our sales effort, the low-priced segment of the digital hearing aid market being the fastest growing segment of the U.S. market; examining opportunities for establishing distribution relationships in the ROW market; anticipation of further reducing sales return rates, particularly in the U.S.; anticipation of fourth quarter gross margin remaining stable or improving from the third quarter 2004 level; various cost reduction factors offsetting the effect of an average selling price decline on gross margin; selling, general and administrative expense for the fourth quarter 2004 exceeding the third quarter 2004 level due to spending in connection with the introduction of our next generation product and Sarbanes-Oxley compliance; research and development expense increasing in dollars and to be approximately 10% of net sales; incremental sales driving incremental profitability; expectation for the 2004 effective income tax rate to be in the high teens; assessment of the need for a valuation allowance against our deferred income tax asset; growth in our operating expenses and sufficiency of cash to fund our operations, capital expenditures and potential acquisitions for at least the next year. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks discussed in the section titled “Factors That May Affect Future Performance” elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2003. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

We design, develop, manufacture and market advanced digital hearing aids designed to provide the highest levels of satisfaction for hearing impaired consumers. Capitalizing on what we believe is an advanced understanding of human hearing, we have developed patented digital signal processing (DSP) technologies and embedded them in a single-chip DSP platform. In countries where we have direct operations, we sell finished hearing aids principally to hearing care professionals, but in several of those countries, we also sell hearing aids directly to hearing impaired consumers. In other parts of the world where we do not have direct operations, we sell finished hearing aids and hearing aid kits principally to distributors.

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations information for the periods indicated expressed as a percentage of net sales.

	For three months ended September 30,		For nine months ended September 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	46.6	48.3	44.9	47.8

Gross profit	53.4	51.7	55.1	52.2
Selling, general and administrative expense	45.4	42.5	42.1	43.3
Research and development expense	11.2	10.5	10.2	11.6

Operating profit (loss)	(3.2)	(1.3)	2.8	(2.7)
Other income (expense), net	(0.0)	0.2	(0.1)	2.0

Income (loss) before income taxes	(3.2)	(1.1)	2.7	(0.7)
Provision (benefit) for income taxes	(0.3)	0.6	0.6	1.0

Net income (loss)	(2.9)%	(1.7)%	2.1%	(1.7)%

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of the related sale. Net sales were $22,456 in the third quarter 2004, down 3% from net sales of $23,084 in the corresponding quarter in 2003. Net sales for the nine months ended September 30, 2004 were $73,100, an increase of 18% over the prior year comparable period net sales of $61,985.

We believe it is important to have a number of product families to provide sufficient pricing flexibility in selling products to the hearing impaired consumer. Our lower-priced product families, Quartet and Tribute, have become increasingly important to our sales effort, as relatively weak economies continue to cause consumers to seek lower priced digital hearing aids. The shift to lower-priced products reduces our overall average selling price. Offsetting this somewhat are lower sales return rates experienced internationally and for our lower priced products. We expect our overall average selling price to decrease until we introduce our next generation product line in early 2005.

North American sales of $8,408 in the third quarter 2004 were down 19% compared to third quarter 2003 sales of $10,382. North America sales for the nine months ended September 30, 2004 were $27,615 compared to $30,592 for the same period in 2003 as U.S. sales decreased by 10%. U.S. sales were hurt by general weakness in the U.S. market and competitive pressures from new products, pricing concessions and aggressive dealer incentives. Third quarter 2003 U.S. sales reflected the first full quarter of sales of our Natura 3 product family. Our low-priced Quartet product family, which was introduced in the second quarter 2004, is selling well in the fastest growing segment of the U.S. market, but these sales have been cannibalistic.

European sales of $9,969 in the third quarter 2004 were up 12% from third quarter 2003 sales of $8,902 and increased 62% to $33,044 for the nine months ended September 30, 2004 from $20,422 for the corresponding period in the prior year primarily as a result of our acquisition of a business in Germany in May 2003 and the subsequent growth of that business, the acquisition of a small retail chain in Switzerland in May 2004 and the favorable effects of foreign currency exchange rates.

Rest-of-world (ROW) sales of $4,079 in the third quarter 2004 were up 7% from third quarter 2003 sales of $3,800 and for the first nine months of 2004 sales of $12,441 were up 13% from 2003 sales of $10,971 primarily as a result of the acquisition of three retail locations in Australia, an increase in Australian sales and the favorable effects of foreign currency exchange rates. We continue to examine opportunities for establishing distribution relationships in the balance of the ROW market.

We generally have a 60-day return policy for our products. Actual sales returns were $3,110 and $4,475 for the quarters ended September 30, 2004 and 2003, respectively and $9,822 and $12,079 for the nine months ended September 30, 2004 and 2003, respectively. Sales returns as a percentage of hearing aid sales were 12.2% in the third quarter 2004, down from 16.2% in the third quarter 2003. The decrease in returns from third quarter 2003 to third quarter 2004 was mainly the result of a greater percentage of sales outside the U.S., where return rates are lower; a greater percentage of sales in Germany and Australia, where return rates are lower because sales are made at the retail level and are recognized only upon customer acceptance; and a greater percentage of sales of our lower-priced Altair, Tribute and Quartet product families, which experience a lower return rate than our higher-priced Natura 3 and Natura 2SE product families. Generally, in the hearing aid business, the higher the price of the hearing aid, the greater the rate at which it is returned. We continue to implement improved manufacturing techniques and better programming software for fitting our hearing aids, which has and we anticipate will further reduce our sales return rate, particularly in the U.S. We believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance inconsistent with hearing impaired consumers’ expectations.

Gross Profit. Cost of sales consists of manufacturing costs, fitting fees paid to physicians and nurses, royalty expenses, quality assurance costs and costs associated with product remakes and repairs. Gross profit of $12,000 in the third quarter 2004 was up slightly from gross profit of $11,928 in last year’s third quarter. Gross profit for the nine months ended September 30, 2004 of $40,252 was up $7,868, or 24%, from gross profit of $32,384 for the nine months ended September 30, 2003. Gross margin of 53.4% in the third quarter 2004 improved from last year’s third quarter level of 51.7% mainly because third quarter 2003 cost of sales included $615 of severance-related charges. Third quarter 2004 gross margin was negatively affected by a declining average sales price and lower unit volumes that resulted in reduced overhead absorption.

Despite competitive pricing pressure, particularly in the U.S., we expect gross margin to remain stable or improve in the fourth quarter 2004 compared with the third quarter 2004 provided that unit sales increase and we achieve better absorption of overhead as a result of the additional unit volume. This, in combination with lower costs resulting from various rationalization efforts, reduced purchased component and assembly costs, lower sales return rates and various manufacturing cost reduction efforts, should offset the pressure on our overall average selling price.

We provide for the cost of remaking and repairing products under warranty. Warranty periods generally range from one to four years. Actual warranty expenditures were $1,063 and $1,102 for the three months ended September 30, 2004 and 2003, respectively. Actual warranty expenditures were $3,109 and $2,835 for the nine months ended September 30, 2004 and 2003, respectively. The increase in warranty costs was principally due to an increase in the per unit cost of warranty work.

Selling, General and Administrative. Selling, general and administrative (SG&A) expense consists of wages and benefits for sales and marketing personnel, sales commissions, promotions and advertising, marketing support, distribution and administrative expenses. SG&A expense in the third quarter 2004 of $10,203 was up $406, or 4%, from last year’s third quarter level of $9,797 and SG&A expense of $30,809 for the nine months ended September 30, 2004 was up $3,974, or 15%, from $26,835 for the same period in 2003 principally as a result of our German acquisition, our Swiss retail chain acquisition, increased expenses in Australia related to a new branding strategy, costs associated with implementing new information systems outside the U.S., Sarbanes-Oxley compliance related costs and the negative effect of foreign currency exchange rates. As a percentage of sales, SG&A expense increased from 42.5% in the third quarter 2003 to 45.5% in the third quarter 2004. The increased percentage was exacerbated by the lower sales level. While we are attempting to contain SG&A expense we will likely have incremental spending in the fourth quarter 2004 due to expenses in connection with the introduction of our next generation product in early 2005 and Sarbanes-Oxley compliance.

Research and Development. Research and development (R&D) expense consists of wages and benefits for research, development, engineering, regulatory and clinical personnel, and also includes consulting, intellectual property, clinical study and engineering support costs. R&D expense in the third quarter 2004 of $2,520 was up $99, or 4%, from last year’s third quarter level of $2,421 and R&D expense for the nine months ended September 30, 2004 was up $218, or 3%, from $7,202 for the same period in 2003 mainly as a result of the timing of expenses related to the development of our next generation integrated circuitry and the next generation product family that results from that circuit. As a percentage of net sales, R&D expense increased from 10.5% in the third quarter 2003 to 11.2% in the third quarter 2004. We expect R&D expense to increase in dollars in future periods, and at this point we have achieved our goal for R&D expense to be approximately 10% of net sales.

Operating Profit/Loss. Operating loss in the third quarter 2004 was $723 compared to an operating loss of $290 in the third quarter 2003. Our business is volume sensitive, which hurts us when sales decline, but which helps us as sales increase. With greater net sales, we believe we can drive incremental profitability. For the nine months ended September 30, 2004 operating profit was $2,023 compared to an operating loss of $1,653 for the nine months ended September 30, 2003.

Other Income/Expense, Net. Other expense in the third quarter 2004 was $6 compared to other income of $44 in the third quarter 2003 and other expense for the nine months ended September 30, 2004 was $84 compared to other income of $1,190 for the nine months ended September 30, 2003. Other income in 2003 resulted mainly from the revaluation of intercompany account balances, which are now substantially hedged.

Income Taxes. We had an income tax benefit of $69 in the third quarter 2004 compared to an income tax provision of $142 in the third quarter 2003. The third quarter 2004 benefit related primarily to pre-tax losses in certain countries outside the U.S., which were previously profitable. The income tax provision for the first nine months of 2004 was $387 compared to $607 for the first nine months of 2003. Income taxes on U.S. profits are currently being negated in part by our net operating loss carryforwards. Our worldwide net operating loss carryforwards total over $28,000. Our effective income tax rate in future periods will depend on our mix of profitability among countries, but for 2004 we expect an effective tax rate in the high teens. We assess the need for a valuation allowance against the deferred income tax asset relating to our net operating loss carryforwards as of each balance sheet date. If we were to determine that a valuation allowance is no longer necessary in a particular jurisdiction, we would reflect that net operating loss carryforward as a deferred income tax asset and decrease our income tax provision or goodwill accordingly.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $6,935 for the nine months ended September 30, 2004. Positive cash flow resulted from net income of $1,552 as affected by non-cash items (including depreciation and amortization of $2,450, stock-based compensation of $21 and foreign currency gains of $51). In addition, cash was provided by decreases in accounts receivable of $1,711, inventories of $68 and other assets of $1,768, as well as an increase in accounts payable, accrued liabilities and deferred revenues of $1,479. These positive cash flow items were offset in part by cash used to increase prepaid expenses and other by $584. The decrease in accounts receivable from December 31, 2003 to September 30, 2004 related primarily to lower sales in the third quarter 2004 compared to the fourth quarter 2003.

Net cash used in investing activities of $9,640 for the nine months ended September 30, 2004 resulted from (i) the purchase of property and equipment of $3,863; (ii) acquisition related payments totaling $3,466 (net of cash received); (iii) the purchase of marketable securities (net) of $1,613; and (iv) advances (net) of $698.

Net cash provided by financing activities of $3,904 for the nine months ended September 30, 2004 resulted from (i) proceeds from the exercise of stock options and purchases of stock under our employee stock purchase plan of $2,173; (ii) proceeds from the collection of pre-acquisition receivables that are payable to the previous owners of our German business of $2,573; and (iii) a decrease in restricted cash, cash equivalents and marketable securities of $76. These positive cash flow items were partially offset by loan principal payments of $918.

As of September 30, 2004, we had $35,860 in cash, cash equivalents and marketable securities. We expect to experience long-term growth in our operating expenses in order to execute our business plan. Accordingly, we expect that these increasing operating expenses, together with capital expenditures necessary to improve our manufacturing, distribution and development capabilities, will constitute a significant use of our cash for at least the next year. In addition, we may use cash to fund acquisitions of complimentary businesses and technologies. We believe that our cash and marketable securities balance will be adequate to meet our operating, working capital and investment requirements for at least the next year.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force (“EITF”) issued EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF 03-01 provides guidance on other-than-temporary impairments for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. EITF 03-01 developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. Quantitative and qualitative disclosures for investments accounted for under SFAS No. 115 are effective for the Company’s year ending December 31, 2004 and are required only for annual periods. We do not believe that the adoption of the provisions of EITF 03-01 will have a material effect on our results of operations and financial position.

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

WE HAVE A HISTORY OF LOSSES

We have a history of losses and a significant accumulated deficit and have not yet become consistently profitable. We may incur net losses in the future. Whether or not we achieve consistent profitability or increase profitability will depend in significant part on increasing our net sales, maintaining or improving our gross margin and limiting increases in our operating expenses. Consequently, it is possible that we will not maintain profitability, or increase profitability on a quarterly or annual basis in the future.

WE FACE AGGRESSIVE COMPETITION IN OUR BUSINESS, AND IF WE DO NOT COMPETE EFFECTIVELY OUR NET SALES AND OPERATING RESULTS WILL SUFFER

We encounter aggressive competition from a number of competitors worldwide, six of which have far greater sales and more extensive financial and business resources than we have. We may not choose to, or be able to, match the type or the volume of incentives that our competitors provide to hearing aid retailers, which could put us at a competitive disadvantage. In addition, some competitors have purchased or established their own network of owned or franchised retail hearing aid operations, which could cause us to lose existing customers and make it difficult to recruit new customers. If we fail to compete effectively, our net sales and operating results will suffer.

OUR FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE

Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future. These fluctuations could cause our stock price to fluctuate significantly or decline. Factors that may cause fluctuations in our operating results include the following: general economic conditions; hearing aid market conditions; the competitive performance of our products; changes in government healthcare systems and reductions in reimbursement levels for hearing aids; distribution of our products; competitive pressures resulting in lower selling prices or significant promotional costs; delays or problems completing or introducing of new products; difficulties in relationships with our customers; demand for and market acceptance of our products, particularly newer products where eventual market acceptance may not follow early indications; reductions in orders from larger customers; manufacturing problems; high levels of returns, remakes and repairs; changes in our product or customer mix; regulatory requirements; difficulties in managing international operations; difficulties in integrating and managing acquired operations that could result in poor performance and write downs of acquired intangible assets; the effect of future acquisitions, if any; component availability and pricing; the effect of international conflicts and threats; inability to forecast revenue accurately; nonpayment of receivables; the announcement or introduction of new products or services by our competitors; and other business factors beyond our control.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2004, we will be required to furnish a report on our internal control over financial reporting. Such report will contain an assessment by our management of the effectiveness of our internal control over financial reporting (including the disclosure of any material weakness) and a statement that our auditors have attested to and reported on management’s evaluation of such internal controls.

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

THE LOSS OF ANY LARGE CUSTOMER OR A REDUCTION IN ORDERS FROM ANY LARGE CUSTOMER COULD REDUCE OUR NET SALES AND HARM OUR OPERATING RESULTS

We anticipate that our operating results in any given period will continue to depend in part upon revenues from a number of larger customers. Our customers are not generally contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time. We may be unable to retain our current customers, and we may be unable to recruit replacement or additional customers. We are selling hearing aids to a number of retail chains that have a large number of owned or franchised locations. We are subject to the risk of losing our larger customers, incurring significant reductions in sales to these customers or reducing future prices in order to maintain their business. In addition, we are subject to the risk of being unable to collect receivable balances from these customers.

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

WE HAVE HIGH LEVELS OF PRODUCT RETURNS, REMAKES AND REPAIRS, AND OUR NET SALES AND OPERATING RESULTS WILL BE LOWER IF THESE LEVELS INCREASE

We generally offer a minimum of a 60-day return policy and a one-year warranty policy on our hearing aids. In general, the hearing aid industry has high levels of returns, remakes and repairs, and our level of returns, remakes and repairs has been significant. We may not be able to attain lower levels of returns, remakes and repairs and, in fact, these levels may increase, which could reduce our net sales and operating results.

IF WE FAIL TO DEVELOP NEW AND INNOVATIVE PRODUCTS, OUR COMPETITIVE POSITION WILL SUFFER, AND IF OUR NEW PRODUCTS DO NOT GAIN MARKET SHARE AS RAPIDLY AS WE ANTICIPATE, OUR NET SALES AND OPERATING RESULTS WILL SUFFER

In order to be successful, we must develop new products and be a leader in the commercialization of new technology innovations in the hearing aid market. Technological innovation is expensive and unpredictable and among other things, requires hiring (i) expert personnel who are difficult to find and attract, or (ii) external contractors to perform complex tasks. Without the timely introduction of new products, our existing products are likely to become technologically obsolete over time, which would harm our business. We may not have the technical capabilities necessary to develop further technologically innovative products. In addition, any enhancements to, or new generations of, our products, even if successfully developed, may not generate significant revenues. Our products may be rendered obsolete by changing consumer preferences or the introduction of products embodying new technologies or features by us or our competitors. If our new products do not gain market share as rapidly as we anticipate, our net sales and operating results will suffer.

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

Third parties have claimed and may claim in the future that we are infringing their intellectual property rights. While we do not believe that any of our products infringe the proprietary rights of others, we may be unaware of intellectual property rights of others that may cover some of our technology. Whether or not we actually infringe a third party’s rights, any litigation regarding intellectual property could be costly and time-consuming and divert our management and key personnel from our business operations. Claims of intellectual property infringement might also require us to make one-time payments or enter into costly royalty or license agreements.

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

SELLING THROUGH NON-TRADITIONAL DISTRIBUTION CHANNELS OR IN NON-TRADITIONAL WAYS COULD HARM OUR RELATIONSHIPS WITH EXISTING CUSTOMERS AND CAUSE THEM TO PURCHASE FEWER OF OUR PRODUCTS, WHICH WOULD REDUCE OUR NET SALES AND OPERATING RESULTS

In several countries, we sell hearing aids directly to the hearing impaired consumer, and in some markets we are selling our products through non-traditional distribution channels, such as high-volume general retail and electronics retail stores and the ear-nose-throat physician. Our current initiatives or any future initiatives directed toward alternate distribution could alienate our traditional hearing care professional customers. It is possible that our hearing care professional customers will react by reducing or discontinuing their purchases from us. In such a scenario, the resulting loss of revenue may not be offset by revenue from alternative distribution channels, and we may choose not to continue using any of these alternative channels. Should hearing care professionals react unfavorably to such initiatives, they would likely purchase fewer of our products, which would reduce our net sales and operating results and damage our competitive position.

WE ARE DEPENDENT ON INTERNATIONAL OPERATIONS, WHICH EXPOSES US TO A VARIETY OF RISKS THAT COULD RESULT IN LOWER SALES AND OPERATING RESULTS

International sales, particularly in Germany and Australia, account for a material portion of our net sales. Our reliance on international operations exposes us to related risks and uncertainties, which, if realized, could cause our sales and operating results to decrease. There is significant government or public hearing aid reimbursement in a number of countries outside the U.S., which if reduced or eliminated would likely have a negative effect on hearing aid sales. For example, levels are trending downward in Germany which has a negative effect on our sales in that country. Other changes in the healthcare systems of countries outside the U.S., such as instituting co-payments or co-insurance, would likely have negative effects on hearing aid sales. In order to market our products in the European Union (EU), we are required to have the EU’s CE Mark certification. Any failure to maintain our CE Mark certification would significantly reduce our net sales and operating results. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S. and from the intercompany account balances between our U.S. parent company and our non-U.S. subsidiary companies. Fluctuations in the exchange rates between the U.S. dollar and other currencies could negatively affect the sales price of our products in international markets or lead to currency exchange losses.

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

IF OUR STOCK PRICE DOES NOT INCREASE, WE MAY HAVE DIFFICULTY RETAINING KEY EMPLOYEES

Stock awards are an important component of the compensation of our key personnel. If our stock price does not increase in the future, we may face difficulty retaining key employees and may need to issue new stock awards to motivate and retain our key employees, which would be dilutive to the equity of our shareholders. In addition, accounting rules will require us to expense the value of stock options vesting or granted after July 1, 2005. This will result in lower reported earnings per share as compared to current accounting practice and may lead us to seek alternative means of providing incentive compensation, which could be less effective at attracting, retaining and motivating key employees or have other negative consequences.

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

Derivative Instruments. We enter into readily marketable forward contracts and options with financial institutions to help reduce our exposure to certain foreign currency fluctuations. We do not enter into these agreements for trading or speculation purposes. Gains and losses on the contracts are included in other income (expense) in the statements of operations and offset foreign currency gains or losses recognized on the revaluation of our intercompany accounts. Our foreign exchange forward contracts generally range from one to three months in original maturity. We entered into forward contracts on September 30, 2004 for 3,425 Australian dollars and 2,810 Euro, both of which expire in December 2004.

Foreign Currency Risk. We face foreign currency risks primarily as a result of sales made outside the U.S., expenses incurred outside the U.S. and from intercompany account balances between our U.S. parent and our non-U.S. subsidiaries. For the nine months ended September 30, 2004, approximately 66% of our net sales and 48% of our operating expenses were denominated in currencies other than the U.S. dollar. Inventory purchases were transacted primarily in U.S. dollars. The local currency of each foreign subsidiary is considered the functional currency, and revenue and expenses are translated at average exchange rates for the reported periods. Therefore, our foreign sales and expenses will be higher in periods in which there is a weakening of the U.S. dollar and will be lower in periods in which there is a strengthening of the U.S. dollar. The Euro, Australian dollar, Danish krone, Canadian dollar, British pound sterling and Swiss franc are our most significant foreign currencies. Given the uncertainty of exchange rate fluctuations and the varying performance of our foreign subsidiaries, we cannot estimate the affect of these fluctuations on our future business, results of operations and financial condition. Fluctuations in the exchange rates between the U.S. dollar and other currencies could effectively increase or decrease the selling prices of our products in certain international markets where the prices of our products are denominated in U.S. dollars. We regularly monitor our foreign currency risks and may take measures to reduce the impact of foreign exchange fluctuations on our operating results. To date, we have used derivative financial instruments to hedge intercompany payables and receivables. Average currency exchange rates to convert one U.S. dollar into each local currency for the nine months ended September 30, 2004 and 2003 were as follows:

	2004	2003
Euro	0.82	0.90
Australian dollar	1.37	1.59
Danish krone	6.07	6.69
Canadian dollar	1.33	1.43
British pound sterling	0.55	0.62
Swiss franc	1.26	1.36

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Sonic Innovations, Inc. required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit #	Description
10.14	Amendment #2 to Lease Agreement dated April 29, 1999 between the registrant and 2795 E. Cottonwood Parkway, L.C.
31.1	Rule 13a-14(a) / 15-d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) / 15-d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2004

/s/ STEPHEN L. WILSON
Stephen L. Wilson
Senior Vice President and Chief Financial Officer