Form 10-K
period 2004-12-31
SONIC INNOVATIONS INC
filed 2005-03-31
CIK 1105982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Common Stock ($.001 Par Value)

Preferred Stock Purchase Rights

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 9, 2005, computed by reference to the closing sale price of the registrant’s common stock on the Nasdaq National Market on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, of $5.67 was approximately $118.7 million. For purposes of this calculation, all executive officers and directors of the registrant and all beneficial owners of more than ten percent or more of the registrant’s common stock were considered affiliates.

As of March 9, 2005, the registrant had outstanding 21,248,099 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

ITEM 1. BUSINESS

Our Company

Sonic Innovations, Inc. is a hearing healthcare company. We design, develop, manufacture and market advanced digital hearing aids intended to provide the highest levels of satisfaction for hearing impaired consumers and proprietary auditory testing equipment that automates the four most commonly performed hearing tests. Capitalizing on what we believe is an advanced understanding of human hearing, we have developed patented digital signal processing (“DSP”) technologies and embedded them in the smallest single-chip DSP platform ever installed in a hearing aid. In countries where we have direct (owned) operations, we sell directly to hearing care professionals, and in several of those countries, we also sell hearing aids directly to hearing impaired consumers. In other parts of the world where we do not have direct operations, we sell principally to distributors. From our inception, we have focused all our energies and investment on the therapeutic side of hearing care by developing high-performance digital hearing aids. In December 2004, we acquired Tympany, Inc. (“Tympany”) and now offer diagnostic equipment to further help hearing impaired individuals. Previously, our mission was to be the best hearing aid company in the world. With the acquisition of Tympany, we have changed our mission to be the best hearing healthcare company in the world. This change reflects our desire to support hearing impaired individuals in a more comprehensive fashion.

Our Natura 3, Natura 2SE, Altair, Tribute and Quartet hearing aid product lines, all of which incorporate our DSP platform, are among the smallest products available today and can be purchased in the six common models for hearing aids: behind-the-ear (“BTE”); in-the-ear (“ITE”); half-shell (“HS”); in-the-canal (“ITC”); mini-canal (“MC”); and completely-in-the-canal (“CIC”). Small size is important in the hearing aid industry because it allows a greater range of patients to be fitted with our hearing aids and helps make our hearing aids less conspicuous.

We have made two strategically important acquisitions in the past two years. In May 2003, we acquired Sanomed Handelsgesellschaft mbH (“Sanomed”), a hearing aid distribution company in Germany. This acquisition provided us with a measurable market presence in Germany, which is the world’s second largest hearing aid market. Traditionally, hearing aid manufacturers sell to a hearing aid retailer who then sells to the consumer. Sanomed’s distribution model is unconventional, in that it sells directly to the consumer, using the ear-nose-throat (“ENT”) physician to perform the hearing aid fitting.

In December 2004, we acquired Tympany, Inc., a hearing diagnostic equipment company located in Houston, Texas. Tympany’s proprietary product, the Otogram, enables automated diagnostic auditory testing, including air and bone conduction; speech reception threshold and speech discrimination; tympanometry and acoustic reflex; and otoacoustic emissions. The Otogram is sold and leased by a direct sales force to primary care physicians and audiologists in the U.S.; sold to the Xomed division of Medtronic, Inc., who in turn sells to the otolaryngology market in the U.S.; and sold or leased through independent sales representatives and distributors to other markets including neurology, occupational and industrial medicine, and ophthalmology. As a result of this acquisition, we created and launched the Hearing Health Network (“HHN”) to facilitate primary care physicians’ efforts to refer patients diagnosed with hearing loss and ear disorders to specialists such as audiologists, otolaryngologists, otologists and hearing instrument specialists.

The primary goals of the Hearing Health Network are to reduce the barriers to diagnosing and treating hearing loss and ear disorders by:

•	Expanding hearing healthcare access to the 23 million Americans identified by the American Academy of Audiologists as undiagnosed, misdiagnosed or untreated hearing impaired individuals.

•	Timely identifying, diagnosing and treating hearing loss.

•	Beginning to fulfill the desire of many hearing care organizations to engage primary care physicians in their patient’s hearing health.

•	Partnering physicians with hearing care professionals.

•	Appropriately recommending amplification as an effective treatment option.

•	Referring hearing impaired individuals to a network of hearing care professionals.

•	Providing resources to hearing impaired individuals to learn more about hearing loss, its implications and treatment alternatives.

We have three reportable segments: North America, which includes owned operations in the U.S. and Canada; Europe, which includes owned operations in Germany, Denmark, the Netherlands, Austria, Switzerland and England; and Rest-of-world, which includes an owned operation in Australia (see Note 16 to our consolidated financial statements).

Registered trademarks of Sonic Innovations, Inc. are: Innova, Natura, Altair, Tribute, Quartet, Expressfit, Directionalplus, Personalized Noise Reduction, Otogram and Sonic Innovations, Inc.

Industry Background

The Market

The market for hearing aids is very large and has substantial unmet needs. Industry researchers estimate that approximately 10% of the population suffers from hearing loss, but only about 2% actually use hearing aids. Accordingly, of the total population that could benefit from a hearing aid, only about 20% own a hearing aid. This is depicted in the following chart:

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

Despite this low level of market penetration, annual worldwide retail sales of hearing aids are estimated to be over $5 billion and wholesale sales are estimated to be over $2 billion. We anticipate that demographic trends, such as the aging of the developed world’s population, will accelerate the growth in the size of the hearing impaired population, which should result in increasing hearing aid sales over time.

The hearing aid market can be categorized into three types – non-programmable analog, programmable analog and digital. Digital hearing aids were first introduced in 1996 and in 2004 represent 83% of U.S. hearing aid sales, up from 66% in 2003 and 45% in 2002. Digital hearing aids have continued to gain market share at the expense of older analog technology. This is particularly true as digital hearing aids have become more affordable and closer in price to analog hearing aids. In 2004, we estimate that the overall U.S. hearing aid market grew by approximately five percent in units based on source data provided by the Hearing Industry Association.

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

Approximately 90% of all permanent hearing impairments are characterized as sensorineural losses, and the remaining 10% are characterized as conductive losses. Sensorineural losses, which stem from deterioration of or damage to the cochlea, typically cannot be corrected by medical or surgical means. Hearing aids offer the most effective means of rehabilitation for sensorineural losses. Conductive losses, which can be temporary or permanent, are generally corrected by medicine or surgery, and we do not compete in this market.

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

Hearing Aids

It is now well known that sensorineural hearing loss results from damage to the hair cells in the inner ear (cochlea). This damage produces both frequency-specific hearing loss and frequency-specific loudness recruitment. The recruitment problem associated with sensorineural loss is characterized by little or no sensitivity to low-level signals, mild loss of sensitivity to mid-level signals and normal sensitivity to high-level signals.

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

In the mid 1980’s, hearing aids emerged that amplified sounds at different frequencies by predetermined amounts providing “frequency shaping” for the loss of sensitivity. This allowed little to no amplification at pitches where there was no hearing loss and greater amplification at pitches where there was a hearing loss. However, these devices did nothing to address the recruitment problem and continued to allow many soft sounds to be inaudible and loud sounds to be intolerable. The wearer was forced to constantly adjust the hearing aid volume control in an attempt to find an acceptable balance between making soft sounds audible and loud sounds tolerable. Although hearing aids employing this technology helped, these hearing aids generally did not improve speech intelligibility to a level that satisfied users.

In the late 1980’s, multi-band wide dynamic range compression (“WDRC”) was introduced into hearing aids. This technology enabled the hearing aid to automatically adjust the output of individual frequency bands based on the input levels to those bands, allowing the hearing aid to apply more amplification to low-level sounds than to high-level sounds by frequency band. The result was a hearing aid design that more closely modeled the operation of the cochlea. Many hearing aid companies now utilize multi-band WDRC circuits that improve speech recognition from previous levels.

By 1996, technological advances based on digital signal processing (“DSP”) led to the first digital hearing aids. DSP hearing aids allow more effective sound processing algorithms to be built into smaller integrated circuits that consume less power. These circuits accomplish processing tasks that are impossible for analog systems and greatly enhance a hearing aid’s ability to adjust the incoming signal to match the acoustic needs of the hearing impaired individual.

In recent years, DSP algorithms have greatly improved the ability of hearing aids to meet specific needs of the listener. Examples include:

•	Adaptive directional microphones which suppress sounds coming from behind the listener thereby improving speech understanding in background noise.

•	Digital noise reduction algorithms which provide listening comfort in many noisy environments and in some situations can also improve speech understanding in background noise.

•	Feedback suppression algorithms which minimize, and sometimes eliminate, the annoying acoustic squeal of a hearing aid resulting from feedback.

Diagnostic Equipment

The most common types of diagnostic equipment used to diagnose hearing loss and ear disease are clinical audiometers, tympanometers and otoacoustic emission equipment. Tympanometers and otoacoustic emission devices have been automated for a number of years. Our Otogram automates audiometry, which is the most important and useful of all the hearing and ear related tests. The Otogram applies miniaturization, automation and artificial intelligence to enable patients to largely self administer four key audiometric tests. These audiometric tests include (i) air and bone conduction with masking; (ii) speech reception threshold and speech discrimination with masking; (iii) tympanometry and acoustic reflex; and (iv) otoacoustic emissions. These tests take about the same amount of time to complete in both automated and manual modes, which is about 30 minutes. The Otogram collects thousands of data points regarding a patient’s hearing health and organizes and summarizes this data onto a one page report. The output and report provided by the Otogram meets the American Medical Association’s requirements for Current Procedure Terminology (“CPT”) reimbursement for four CPT codes that enable reimbursement depending on the type and battery of tests completed.

Our Technology

Our hearing aid technology strategy is to combine a number of distinct technologies, supported by 59 patents and patent applications in process to date, to produce premium performing digital hearing aids. We seek to protect our intellectual property through patents, licenses, trade secrets and non-disclosure agreements. We hold 37 U.S. patents, and we are the exclusive licensee for hearing aid and hearing protection applications under two patents held by Brigham Young University. We have 22 U.S. patent applications pending. We seek foreign patent protection for our more significant patents in our more significant markets. The core of our technology is our proprietary DSP platform, which is based on what we believe is a significant advancement in the understanding of human hearing. Using state-of-the-art chip design capabilities, we have embedded our proprietary algorithms into the smallest single-chip DSP platform available in a hearing aid today.

Our Otogram is proprietary and we have 11 patent applications in process, which are included in the 22 applications above. The Otogram is the only device on the market that combines all four of the core audiometric tests commonly performed when testing hearing. The Otogram is also the only device that enables a patient to take an automated, comprehensive and diagnostic audiogram.

Digital Signal Processing Platform

Our proprietary DSP platform contains a patented set of algorithms that are based on our advanced understanding of human hearing. These algorithms pre-process the incoming sound and present it to the impaired cochlea in a way that helps restore natural loudness perception and preserves the cues necessary for speech understanding. In addition, our DSP platform processes sound at a rate we believe to be faster than other digital hearing aids. Traditionally, hearing aids have not processed sounds quickly enough to allow a wearer to tell from which direction a sound emanates, which is based on the difference in timing of a sound reaching the right and left ears. We believe that our products are the first to solve this problem, thus providing a much more natural hearing experience by restoring lost localization and directionality of sound.

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

Our Natura 3, Natura 2SE, Altair, Tribute and Quartet product lines incorporate our DSP platform and are among the smallest custom products available today. They can be purchased in the six common models for hearing aids: behind-the-ear (“BTE”); in-the-ear (“ITE”); half-shell (“HS”); in-the-canal (“ITC”); mini-canal (“MC”) and completely-in-the-canal (“CIC”). Our hearing aids provide advanced, customized sound processing through our patented core digital signal processing, speech weighted expansion, proprietary Personalized Noise Reduction technology and Directionalplus system. These features are described in more detail below.

Our Otogram is a turnkey, closed system diagnostic device. This device includes the software and hardware necessary for diagnostic audiometric testing. The customer can purchase the Otogram as capital equipment or lease the product on a per-procedure basis. The Otogram is a single purpose device, and we do not sell the Otogram software separately from the device.

Dynamic Speech Enhancement

Our patented core digital signal processing technology, which is offered in all of our products, not only enhances speech understanding, but also provides a more natural communication experience. Our DSP platform processes frequencies within narrow bands similar to the cochlea and employs very fast-acting compression, which produces virtually instantaneous volume adjustments to sounds. Consequently, our products respond to speech cues and other sounds in near real time – without a perceptible delay.

Speech Weighted Expansion

To address a common complaint with traditional wide dynamic range compression (“WDRC”) hearing aids, we have adapted a technology called “expansion” from the professional audio field. Traditional WDRC hearing aids apply the highest level of gain (volume) to the softest sounds, including non-speech sounds. As a result, individuals often complain that non-speech soft sounds, such as fan noise, get too loud and become annoying. Our speech weighted expansion technology, however, actually reduces the volume for low-intensity sounds and can be set to meet each individual’s needs. As a result, our products are “quiet” without compromising volume for normal-intensity sounds.

Personalized Noise Reduction

Our Natura 3 and Natura 2SE hearing aids offer our patented Personalized Noise Reduction technology. This technology detects and reduces many background noises to provide the hearing impaired consumer with improved speech understanding in noise and a more comfortable listening and communication experience. Personalized Noise Reduction reduces unwanted background noises and applies gain (volume) only to speech-like inputs in each of nine independent channels. This results in an improved “signal-to-noise ratio” because the amplitude (loudness) of the noise is reduced without altering the amplitude of speech.

Directionalplus System

Directional microphone technology helps the user focus on sounds originating from the front by de-emphasizing sounds coming from behind. While directional microphone systems have been proven to be effective under certain listening conditions, these systems rely on the assumption that “speech” is the sound arriving from in front of the user and “noise” is any sound originating from behind. Of course in the real world, noise is all around the typical user. Our approach to this challenge is to utilize our sophisticated Directionalplus system that combines our patented Personalized Noise Reduction and switchable directionality. Available on our Natura 2SE and Natura 3 models, these two technologies emphasize sounds from the front and de-emphasize noise originating from all directions, thus improving the user’s ability to understand speech in the most challenging listening environments.

Expressfit

In order to ensure that our advanced digital hearing aids are properly programmed to the individual needs of the hearing aid wearer, we have developed a proprietary programming system, Expressfit, which runs on standard personal computers and enables our hearing aids to be easily configured by the hearing care professional to the unique needs of each wearer.

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

Sonic Innovations Natura (Natura 2SE and Natura 3) and Altair hearing aids improve speech understanding in noise without the use of directional microphones. Our Natura and Altair products improve speech understanding in noise and do so in one of the most adverse conditions—where speech and noise originate from the same source in front of the user. This was accomplished with small-size, custom hearing aids proving that our core DSP technology improves speech intelligibility in noise, using small-size, custom hearing aids without the burden of directional microphones.

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

Manufacturing

Our principal manufacturing facility is in Eagan, Minnesota (near Minneapolis), and we also have smaller manufacturing facilities in Herlev, Denmark (near Copenhagen); Copthorne, England (near London); Montreal, Canada; and Parkside, South Australia (near Adelaide). Our principal manufacturing facility was established in Eagan because the presence of many major medical device companies, including hearing aid manufacturers, has created a skilled labor pool in that area. Our manufacturing operations consist of the following activities:

•	overseeing the production of the DSP platform used in our products;

•	assembling and testing the electronic subsystems and non-custom hearing aid products;

•	fabricating custom hearing aid shells;

•	integrating the electronic components into the hearing aid shell;

•	testing and calibrating the finished hearing aid; and

•	repairing and servicing our products.

We assemble our custom (CIC, MC, HS, ITC and ITE) products according to specifications received from hearing care professionals. We receive an impression of the wearer’s ear canal and programming requirements of the hearing aid from the hearing care professional, from which we produce a custom hearing aid. Our BTE products are assembled using a standard plastic housing and are not custom-molded for a wearer’s ear because they are placed on the back of the ear.

A number of critical components used in our products are currently available from only a single or limited number of suppliers. For example, our proprietary digital signal processing chips are manufactured by a single supplier. Our relationship with this supplier is critical to our business because our proprietary DSP chip is integral to our products and because only a small number of suppliers would be able or willing to produce our chip in the relatively small quantities and with the exacting specifications we require. The receivers and microphones used in all our products are available from only two suppliers. We also rely on a limited number of contractors for certain development projects and assembly operations and are, therefore, subject to their performance, over which we have little control. Our Otogram is manufactured to our specifications by a third-party contract manufacturer, who also performs all major repairs.

Product Returns, Remakes and Repairs

The hearing aid industry experiences high levels of product returns, remakes and repairs due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations. Our actual sales returns were $13.3 million in 2004, $15.9 million in 2003 and $16.3 million in 2002. Our actual warranty (remake and repair) costs were $4.7 million in 2004, $3.4 million in 2003 and $3.1 million in 2002.

Sales and Marketing

Hearing aids have traditionally been dispensed (sold to the consumer) by hearing care professionals, often referred to as hearing aid retailers or dispensers. Due to the hearing care professional’s influence over a consumer’s choice of a hearing aid brand, we believe that developing and maintaining strong relationships with hearing care professionals is a critical aspect of our sales and marketing strategy. As a result, we aim to deliver a high level of customer service and support to hearing care professionals.

There are more than 12,000 hearing care professionals in the U.S., of which over 8,000 sell hearing aids. We position our products as premium-performance hearing aids and, therefore, our direct sales force targets select hearing care professionals who are capable of and interested in dispensing premium digital hearing aids. In addition to our direct sales force, we have an inside sales force and direct trainers. We also make extensive use of contract trainers, who both influence and train hearing care professionals in order to differentiate our products and to ensure proficiency with our hearing aid programming and fitting. We also advertise our products to hearing care professionals through promotional materials, trade publications and conventions. Our sales force is responsible for implementing loyalty and cooperative advertising programs with specific customers to generate demand for our products.

In Canada, England, Denmark, Austria and the Netherlands, we principally sell to hearing aid retailers and also sell directly to the hearing impaired consumer to a limited extent. In Australia and Switzerland, we principally sell directly to the hearing impaired consumer through retail clinics and also sell on a wholesale basis to other hearing aid retailers to some extent. In Germany, we principally sell directly to the hearing impaired consumer and pay the ENT physician to perform the hearing aid fitting on the consumer and also sell on a wholesale basis to a limited extent. Elsewhere in the world, we principally sell through a network of established distributors, who in turn sell to hearing care professionals.

To further our marketing efforts, we sometimes use advertising, public relations and market research agencies. These agencies work in tandem with our internal marketing team to communicate our brands’ advantages to customers. We may, in the future, implement direct-to-consumer advertising and promotion campaigns that reflect our belief that consumers, as well as hearing care professionals, are important to the success of our products.

We believe the current distribution channel will evolve as hearing aid performance and ease of fitting (both physical fit and programming), coupled with consumers’ strong desire for less expensive devices, help create new distribution opportunities. We are exploring alternative and emerging distribution channels, and we are currently selling to large hearing care chains and other chain-based retailers, such as electronics store chains.

We distribute the Otogram directly to primary care physicians, audiologists and other hearing care professionals in the U.S. We have an exclusive distribution agreement with the Xomed division of Medtronic, Inc., which sells the Otogram to otologists and otolaryngologists in the U.S. We also have independent sales representatives and distributors that sell the Otogram into other markets such as neurology, ophthalmology and occupational and industrial medicine.

Customers

Our net sales in 2004 of $98.5 million by geography were as follows: North America—$36.7 million; Europe—$45.0 million; and Rest-of-world—$16.8 million. Our customers are not generally contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time. If any of our larger customers were to stop or delay purchases, our net sales and operating results would be adversely affected. We may be unable to retain our current customers, and we may be unable to recruit replacement or additional customers. We are selling hearing aids to a number of retail chains that have a large number of owned or franchised locations, as well as to organized buying groups. We are subject to the risk of losing these customers, incurring significant reductions in sales to these customers, reducing future prices in response to demands from these customers or incurring substantial marketing expenses in order to maintain their business. In addition, we are subject to the risk of collecting receivable balances from these customers. None of our customers account for more than 10% of net sales.

Research and Development

We continue to work on both product improvements and new product development, and we expect to continue both activities in the future. We intend to use product improvements and new product development to enhance our competitive position in the market. As of December 31, 2004, there were 51 employees actively involved in research, development, clinical and regulatory activities. Their skills include audiology research, clinical testing, project management, integrated circuit design and engineering, software engineering, mechanical engineering and materials science. Our integrated circuit design and development efforts are augmented by an outside contractor. Research and development expense was $9.7 million in 2004, $9.8 million in 2003 and $8.3 million in 2002.

Competition

We encounter aggressive competition from a number of hearing aid competitors worldwide. We compete principally with six larger companies—Siemens GmbH, Starkey Laboratories, Inc., Widex A/S, William Demant Holdings A/S, Phonak S.A. and Great Nordic A/S—all of which have greater financial, sales and marketing, manufacturing and development resources than we currently possess. Our competitors may develop products that are more effective in treating hearing loss than our own products, thus rendering our technologies and products obsolete or uncompetitive. We may not be able to compete effectively with these competitors. The number of companies who have a manufacturing and marketing presence in the hearing aid industry is approximately one-half of what it was in 1990. Consolidation in the hearing aid industry has occurred at the wholesale and retail levels in the past several years, as evidenced by the acquisitions of Beltone, Dahlberg/Miracle Ear, ReSound, Philips, Unitron and Sonus, and further consolidation could produce stronger competitors. If we fail to compete effectively, our net sales and operating results will suffer. For instance, we may have to reduce the prices of our products or offer additional customer incentives to stay competitive.

The digital segment of the hearing aid industry is characterized by increasing competition and new product introductions. The proliferation of digital hearing aids has lead to increasing price pressure and intense marketing campaigns as each company tries to differentiate its products from the others. We compete primarily on the basis of sound quality; technology; size, particularly in CIC models; quality; comfort; reliability; price; ease of fitting the hearing aid; marketing, sales and distribution capabilities; and customer service, support and training. We believe we can currently compete effectively on each of these factors.

While many companies sell diagnostic hearing testing equipment, none has a device with the capabilities and features of the Otogram. The three leading diagnostic equipment companies in the audiometric testing market are GN Otometrics (owned by Great Nordic A/S), Interacoustic/Maico/Tremetrics (owned by William Demant Holdings A/S) and Grason & Stadler (owned by Viasys). These three companies control about two-thirds of the diagnostic equipment market.

Patents, Licenses and Trade Secrets

We currently hold 37 U.S. patents and are the exclusive licensee for hearing aid and hearing protection applications under two patents held by Brigham Young University (“BYU”). We also have 22 U.S. patent applications pending.

Under one of our license agreements with BYU, we have an exclusive worldwide license to utilize certain patents and patents pending involving hearing aid signal processing, audio signal processing and hearing compression, including the fundamental sound processing algorithm incorporated into our DSP platform. This agreement expires in 2013 or the expiration of the last claim of the patents. Under our other license agreement with BYU, we have the perpetual right to use specified “noise suppression” technologies owned by BYU. We have exclusive worldwide rights to use these technologies in hearing aid and hearing protection applications and a non-exclusive right to use them for other applications.

In addition to the above, we have the following licensing arrangements:

•	A fully paid-up technology license from a Danish partnership that owns approximately 200 patents considered essential for the sale of programmable hearing aids.

•	A license agreement with a company that provides us with an exclusive worldwide license to utilize patents involving directional signal processing. Under the terms of this agreement, we are required to pay a royalty or a minimum quarterly fee, whichever is greater.

•	A manufacturing license agreement with a competitor that provides us with the technology to produce hearing aid shells using an automated process. Under the terms of this agreement, we are required to pay a royalty.

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

Government Regulation

Our products are subject to regulation in the U.S. by the Food and Drug Administration (FDA), which may hamper the timing of our product introductions or subject us to costly penalties in the event we fail to comply. Generally, medical devices must either receive premarket clearance from the FDA through the 510(k) process or be an exempt product. We believe our hearing aid products are exempt from the 510(k) process. The Otogram has received 510(k) clearance. We must comply with facility registration and product listing requirements of the FDA and adhere to its Quality System Regulations (QSR). If we or any third-party contract manufacturers of our products do not conform to the QSR, we will be required to find alternative manufacturers that do conform, which could be a long and costly process. Noncompliance with applicable FDA requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production or criminal prosecution.

Sales of our products outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approvals required by other countries may negatively affect our ability to sell products in those countries. In order to market our products in the member countries of the European Union (EU), we are required to obtain the EU’s CE mark certification, which we have accomplished for our hearing aid products by meeting the requirements of ISO 13485. We are seeking to obtain a CE Mark for the Otogram to meet all the ISO 13485 requirements to enable the export of the Otogram. Any failure to maintain our ISO 13485 certification or CE Mark could significantly reduce our net sales and operating results.

We must also maintain compliance with federal, state and foreign laws regarding sales incentives, techniques, referrals and other programs.

Employees

As of December 31, 2004, we had 371 employees in North America, including 30 in administration, 97 in sales and marketing, 51 in research, development, clinical and regulatory and 193 in operations. Outside of North America, we had 266 employees, including 127 in Australia and 139 in Europe. The majority of employees outside the U.S. are in operations and sales and marketing. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider relations with our employees to be good.

Executive Officers of the Registrant

The following table sets forth our officers and their ages as of December 31, 2004:

Name	Age	Position
Andrew G. Raguskus	59	President and Chief Executive Officer
Stephen L. Wilson	51	Senior Vice President and Chief Financial Officer
Michael A. James	56	Senior Vice President Worldwide Commercial Operations
Jorgen Heide	66	Senior Vice President Business Development
Gregory N. Koskowich	44	Vice President Research and Development
Victor H. Bray, Jr.	50	Vice President Quality Systems
Jerry L. DaBell	58	Vice President Product Development
Weston O. Ison	64	Vice President Worldwide Manufacturing
Wayne C. Goebel	62	Vice President U.S. Sales
Michael M. Halloran	44	Vice President and Corporate Controller
Brent H. Shimada	44	Vice President Human Resources and Administration
Daniel Roussel	55	President of European Operations

Andrew G. Raguskus joined Sonic Innovations in 1996 as President, Chief Executive Officer and director. Mr. Raguskus was Chief Operating Officer of Sonic Solutions, Inc., a maker of digital audio workstations, during 1996. He was Senior Vice President Operations of ReSound Corporation, a hearing aid company, from 1991 to 1995. Mr. Raguskus’ previous experience included positions at Sun Microsystems, Inc. and General Electric’s Medical Systems Division. He has served on the board of the Hearing Industries Association. Mr. Raguskus earned a bachelor’s degree in electrical engineering from Rensselaer Polytechnic Institute.

Stephen L. Wilson joined Sonic Innovations in 1999 as Vice President and Chief Financial Officer and became Senior Vice President and Chief Financial Officer in 2003. From 1997 to 1999, Mr. Wilson was Executive Vice President and Chief Financial Officer of Computer Motion, Inc., a medical robotics company. From 1990 to 1997, he was Vice President Finance and Chief Financial Officer of St. Jude Medical, Inc., a cardiovascular medical device company. He earned a bachelor’s degree in accounting from University of Connecticut and is a Certified Public Accountant.

Michael A. James joined Sonic Innovations in 2002 as Vice President Worldwide Field Operations and became Senior Vice President Worldwide Commercial Operations in 2003. From 2000 through 2002, Mr. James was Vice President Commercial Operations of the Life Sciences division of Motorola, Inc. From 1996 to 2000, he was employed by Medtronic, Inc., a medical device company, most recently as Vice President Marketing of the Perfusion Systems business. Mr. James’ previous experience included positions at Abbott Laboratories, Inc., Dart & Kraft, Inc. and Baxter Healthcare Corporation. He earned a bachelor’s degree in English from Wichita State University and an M.B.A. from University of Chicago.

Jorgen Heide joined Sonic Innovations in 1997 as Vice President Operations, became Vice President International in 1998 and Senior Vice President Business Development in 2003. From 1992 to 1997, Mr. Heide

held three separate Vice President positions at ReSound Corporation, a hearing aid company. He earned a master’s degree in electronic engineering from Frederiksberg Tekniske Skole in Copenhagen, Denmark.

Gregory N. Koskowich, Ph.D., joined Sonic Innovations in 1997 as Vice President Research and Development. From 1995 to 1997, he was Vice President Product Development of IMP, Inc., a semi-conductor manufacturer. From 1992 to 1995, he was Manager of Microelectronics Engineering at ReSound Corporation, a hearing aid company. He earned a bachelor’s degree and a master’s degree in electrical engineering from University of Calgary and a Ph.D. in electrical engineering from University of Washington.

Victor H. Bray, Jr., Ph.D., joined Sonic Innovations in 1997 as Vice President Auditory Research and became Vice President Quality Systems in 2004. From 1993 to 1997, he was employed by ReSound Corporation, a hearing aid company, most recently as Director of Clinical Research. From 1986 to 1993, Dr. Bray was Director of Audiology and Clinical Audiologist at the Austin Ear Clinic. He earned a bachelor’s degree in biochemistry from the University of Georgia, a master’s degree in audiology from Auburn University and a Ph.D. in speech and hearing science from University of Texas.

Jerry L. DaBell joined Sonic Innovations in 2000 as Vice President Business Development and became Vice President Product Development in 2002. He was Senior Vice President Business Development of IMP, Inc., a semi-conductor manufacturer, where he was employed from 1988 to 2000. He earned a bachelor’s degree and a master’s degree in electrical engineering from Brigham Young University.

Weston O. Ison joined Sonic Innovations in 1999 as Vice President Quality and Regulatory and became Vice President Operations and Quality in 2001 and Vice President Worldwide Manufacturing in 2004. From 1992 to 1999, he served as Vice President of Quality, Customer Service and Operations Planning at American National Can, a packaging company. Mr. Ison’s previous experience included positions at Case Corporation, Picker Medical and General Electric. He earned a bachelor’s degree in electrical engineering from University of Utah.

Wayne C. Goebel joined Sonic Innovations in 2003 as Vice President U.S. Sales. From 2001 to 2003, he was Vice President of Worldwide Sales of Corneal Science Corporation, an eye care company. From 1995 to 2001, he was Vice President of Sales and Marketing for North America, South America and Asia of Biocompatibles Inc., a contact lens company. From 1989 to 1995, he was Vice President of Sales of Spectrascan Imaging Services Inc., a mammography and ultrasound service business. Mr. Goebel’s previous experience included a number of positions with Bausch & Lomb, a contact lens company. He earned a bachelor’s degree in political science from University of Massachusetts.

Michael M. Halloran joined Sonic Innovations in 1999 as Corporate Controller and became Vice President and Corporate Controller in 2003. From 1994 to 1999, he served in various financial capacities for C.R. Bard, Inc., a medical products company. Prior to that, Mr. Halloran spent eight years in public accounting with Ernst & Young. He earned a bachelor’s degree in accounting from State University of New York and is a Certified Public Accountant.

Brent H. Shimada joined Sonic Innovations in October 2004 as Vice President, Human Resources and Administration. From 1999 to October 2004, he was Human Resources Director for American Express’ Global Travelers Cheque Operations Group. Mr. Shimada served as Senior Corporate Counsel at American Stores Company, a grocery and drug retail chain, from 1996 to 1999. Prior to that, he was Legal Counsel for Alliant Techsystems, Inc., a government contractor. Mr. Shimada earned a bachelor’s degree in finance, an MBA and a Juris Doctor degree from the University of Utah.

Daniel Roussel joined Sonic Innovations, Inc. in August 2004 as President of European Operations. Mr. Roussel was previously Vice President and General Manager, Europe for Wesley Jessen Corporation from 1995 to 2001. Prior to that, he held several sales and marketing leadership positions at Schering Plough Corporation. Mr. Roussel earned bachelor degrees in economics and Chinese from the University of Paris Sorbonne and an M.B.A. from the University of Pennsylvania’s Wharton School.

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

WE HAVE A HISTORY OF LOSSES

We have a history of losses and a significant accumulated deficit and have not yet become consistently profitable. We may incur net losses in the future. Whether or not we achieve consistent profitability or increase profitability will depend in significant part on increasing our net sales, maintaining or improving our gross margin and maintaining or limiting increases in our operating expenses. Consequently, it is possible that we will not achieve consistent profitability or increase profitability on a quarterly or annual basis in the future.

WE FACE AGGRESSIVE COMPETITION IN OUR BUSINESS, AND IF WE DO NOT COMPETE EFFECTIVELY OUR NET SALES AND OPERATING RESULTS WILL SUFFER

We encounter aggressive competition from a number of competitors worldwide, six of which have far greater sales and more extensive financial and business resources than we have. We may not choose to, or be able to, match the type or the volume of incentives that our competitors provide to hearing aid retailers, which could put us at a competitive disadvantage. In addition, some competitors have purchased or established their own network of owned or franchised retail hearing aid operations, which could cause us to lose existing customers and make it difficult to recruit new customers. If any of our competitors were to merge with one another, it could make it significantly more difficult for us to compete. If we fail to compete effectively, our net sales and operating results will suffer.

OUR FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE

Our quarterly and annual operating results have fluctuated significantly in the past and may fluctuate significantly in the future. These fluctuations could cause our stock price to vary significantly or decline. Factors that may cause fluctuations in our operating results include the following: general economic conditions; hearing aid market conditions; the competitive performance of our products; delays or problems completing or introducing new products; difficulties in integrating and managing acquired operations that could result in poor performance and write downs of acquired intangible assets; changes in government healthcare systems and reductions in reimbursement levels for hearing aids or diagnostic hearing testing; distribution of our products; competitive pressures resulting in lower selling prices or significant promotional costs; difficulties in relationships with our customers; demand for and market acceptance of our products, particularly new products where eventual market acceptance may not follow early indications; reductions in orders from larger customers;

high levels of returns, remakes and repairs; changes in our product or customer mix; regulatory requirements; difficulties in managing international operations; the effect of future acquisitions, if any; the effect of international conflicts and threats; inability to forecast revenue accurately; nonpayment of receivables; the announcement or introduction of new products or services by our competitors; manufacturing problems; component availability and pricing; and other business factors beyond our control.

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

We may not be able to meet performance expectations for, or successfully integrate, businesses we have acquired or may acquire on a timely basis or at all. For example, we have only recently acquired the business of Tympany, Inc. and it is too soon to evaluate whether that acquisition will result in the anticipated benefits to our overall business. To manage the expansion of our operations and future growth, we will be required to (i) improve financial and management information controls and reporting systems and procedures; (ii) hire, train and manage additional qualified personnel; (iii) expand our direct and indirect sales channels; and (iv) transition acquired businesses to sell more of our branded products.

As part of our business strategy, we may continue to make acquisitions that complement or expand our existing business. Acquisitions involve risks, including (i) the inability to successfully integrate acquired businesses or to realize anticipated synergies, economies of scale or other expected value; (ii) difficulties in managing and coordinating operations at new sites; (iii) the loss of key employees of acquired businesses; (iv) the loss of key customers of acquired businesses; (v) diversion of management’s attention from other business concerns; and (vi) risks of entering markets in which we have no direct or limited prior experience.

Acquisitions may result in the utilization of cash and marketable securities, dilutive issuances of equity securities and the incurrence of debt, any of which would weaken our financial position. In addition, acquisitions may result in the creation of (i) certain definite-lived intangible assets that increase amortization expense or (ii) goodwill and other indefinite-lived intangible assets that subsequently may result in large write-offs should these assets become impaired.

OUR INTERNAL CONTROL OVER FINANCIAL REPORTING MAY NOT BE CONSIDERED EFFECTIVE, RESULTING IN POSSIBLE REGULATORY SANCTIONS

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report on our internal control over financial reporting. This report contains an assessment by our management of the effectiveness of our system of internal control over financial reporting (including the disclosure of any material weaknesses) and a statement that our auditors have attested to and reported on management’s evaluation of such system of internal control. While we strive to maintain an effective system of internal control, if we or our auditors were unable to attest to the effectiveness of our system of internal control, we would not be able to comply with the Sarbanes-Oxley Act of 2002, and our business could be adversely affected.

THE LOSS OF ANY LARGE CUSTOMER OR A REDUCTION IN ORDERS FROM ANY LARGE CUSTOMER COULD REDUCE OUR NET SALES AND HARM OUR OPERATING RESULTS

We anticipate that our operating results in any given period will depend in part upon revenues from a number of larger customers. Our customers are not generally contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time. We may be unable to retain our current customers, and we may be unable to recruit replacement or additional customers. We are selling hearing aids to a number of retail chains that have a large number of owned or franchised locations. We are subject to the risk of losing our larger customers, incurring significant reductions in sales to these customers, reducing future prices in response to demands from these customers or incurring substantial marketing expenses in order to maintain their business. In addition, we are subject to the risk of being unable to collect receivable balances from these customers.

WE RELY ON SEVERAL SUPPLIERS AND CONTRACTORS, AND OUR BUSINESS WILL BE SERIOUSLY HARMED IF THESE SUPPLIERS AND CONTRACTORS ARE NOT ABLE TO MEET OUR REQUIREMENTS

Certain critical components used in our products are currently available only from a single or limited number of suppliers. For example, our proprietary digital signal processing chips are manufactured by a single supplier. These suppliers may not be willing or able to satisfy our requirements. We also rely on a limited number of contractors for certain hearing aid component assembly and advanced integrated circuitry development and are therefore subject to their performance, over which we have little control. We may lose the services of these key suppliers or contractors. Finding a substitute part, process, supplier or contractor may be expensive and time-consuming.

WE HAVE HIGH LEVELS OF PRODUCT RETURNS, REMAKES AND REPAIRS, AND OUR NET SALES AND OPERATING RESULTS WILL BE LOWER IF THESE LEVELS INCREASE

We generally offer a minimum of a 60-day return policy and a one-year warranty policy on our hearing aids. In general, the hearing aid industry has high levels of returns, remakes and repairs, and our level of returns, remakes and repairs has been significant. We may not be able to attain lower levels of returns, remakes and repairs and, in fact, these levels may increase, particularly on newly introduced products, which could reduce our net sales and operating results.

IF WE FAIL TO DEVELOP NEW AND INNOVATIVE PRODUCTS, OUR COMPETITIVE POSITION WILL SUFFER, AND IF OUR NEW PRODUCTS ARE NOT WELL ACCEPTED, OUR NET SALES AND OPERATING RESULTS WILL SUFFER

In order to be successful, we must develop new products and be a leader in the commercialization of new technology innovations in the hearing aid market. Technological innovation is expensive and unpredictable and among other things, requires hiring (i) expert personnel who are difficult to find and attract, or (ii) external contractors to perform complex tasks. Without the timely introduction of new products, our existing products are likely to become technologically obsolete over time, which would harm our business. We may not have the technical capabilities necessary to develop further technologically innovative products. In addition, any enhancements to, or new generations of, our products, even if successfully developed, may not generate significant revenues. Our products may be rendered obsolete by changing consumer preferences or the introduction of products embodying new technologies or features by us or our competitors. Obsolescence of our products, a “breakthrough” new method of addressing hearing loss or the introduction of technologically superior products by new or existing competitors could cause us a rapid loss of sales or market share, which would have a significant adverse effect on our net sales, operating results and stock price.

BECAUSE OF THE COMPLEXITY OF OUR PRODUCTS, THERE MAY BE UNDISCOVERED ERRORS OR DEFECTS THAT COULD HARM OUR BUSINESS OR REPUTATION

Our products are complex and may contain undetected defects, errors or failures. Our customers may discover errors after new products have been introduced and sold. The occurrence of any defects, errors or failures could result in the loss of or delay in market acceptance of our new products, which could harm our reputation and business and adversely affect our net sales and operating results.

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

Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and licensing arrangements to establish and protect our proprietary technology. These laws, procedures and provisions provide only limited protection. Additionally, some foreign laws do not protect our proprietary rights to the same extent as U.S. laws. If we fail to successfully enforce our intellectual property rights, our competitive position will suffer, and litigation to enforce these rights would be expensive and may prove ineffective.

SELLING THROUGH NON-TRADITIONAL DISTRIBUTION CHANNELS OR IN NON-TRADITIONAL WAYS COULD HARM OUR RELATIONSHIPS WITH EXISTING CUSTOMERS AND CAUSE THEM TO PURCHASE FEWER OF OUR PRODUCTS, WHICH WOULD REDUCE OUR NET SALES AND OPERATING RESULTS

In several countries, we sell hearing aids directly to the hearing impaired consumer, and in some markets we are selling our products through non-traditional distribution channels, such as high-volume general retail and electronics retail stores and the ear-nose-throat physician. Our current initiatives or any future initiatives directed toward alternate distribution could cause our traditional hearing care professional customers. For example, the new Hearing Health Network could cause hearing aid dispensers that do not qualify or otherwise choose not to participate in this program to reduce or discontinue their purchases from us. Any loss of traditional revenue may not be offset by revenue from alternative distribution channels, and we may choose not to continue using any of these alternative channels. Should hearing care professionals react unfavorably to such initiatives, they would likely purchase fewer of our products, which would reduce our net sales and operating results and damage our competitive position.

WE ARE DEPENDENT ON INTERNATIONAL OPERATIONS, WHICH EXPOSES US TO A VARIETY OF RISKS THAT COULD RESULT IN LOWER SALES AND OPERATING RESULTS

International sales, particularly in Germany and Australia, account for a material portion of our net sales. Our reliance on international operations exposes us to related risks and uncertainties, which, if realized, could cause our sales and operating results to decrease. There is significant government or public hearing aid reimbursement in a number of countries outside the U.S., which if reduced or eliminated would likely have a negative effect on our sales. For example, reimbursement levels are trending downward in Germany, which has negatively affected our sales in that country. Other changes in the healthcare systems of countries outside the U.S., such as instituting co-payments or co-insurance, would likely have negative effects on our sales. In order to market our products in the European Union (EU), we are required to have the EU’s CE Mark certification. Any failure to maintain our CE Mark certification would significantly reduce our net sales and operating results. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S. and intercompany account balances between our U.S. parent company and our non-U.S. subsidiary companies. Fluctuations in the exchange rates between the U.S. dollar and other currencies could negatively affect the sales price of our products in international markets or lead to currency exchange losses. In 2003 and 2004, our operating results benefited from the weakening U.S. dollar. If the U.S. dollar were to strengthen materially from current levels, our net sales and operating results would suffer.

ACCOUNTING FOR STOCK-BASED COMPENSATION WILL NEGATIVELY AFFECT OUR RESULTS

New accounting rules will require us to expense the value of stock awards vesting after July 1, 2005. This will result in lower reported earnings per share as compared to current accounting practice and will likely lead us to seek alternative means of providing incentive compensation, which could be less effective at attracting, retaining and motivating key employees or have other negative consequences.

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

IF WE FAIL TO COMPLY WITH FOOD AND DRUG ADMINISTRATION REGULATIONS OR VARIOUS SALES-RELATED LAWS, WE MAY SUFFER FINES, INJUNCTIONS OR OTHER PENALTIES

Our products are subject to regulation in the U.S. by the Food and Drug Administration (FDA) and similar entities in other countries. We must comply with facility registration and product listing requirements of the FDA and similar entities and adhere to the FDA’s Quality System Regulations. Noncompliance with applicable FDA and similar entities’ requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production or criminal prosecution. We must also maintain compliance with federal, state and foreign laws regarding sales incentives, techniques, referrals and other programs, some of which are unclear or may be read broadly enough to prohibit standard sales programs such as discounts, free training or “frequent buyer” awards. While we intend to comply with the law in each of these jurisdictions, if our practices, or those of a competitor, were to attract unfavorable press or governmental attention, our sales could be adversely affected or we could be subject to fines or governmental injunctions. Any such action would have an adverse effect on our net sales or operating results.

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

ITEM 2.	PROPERTIES

We lease manufacturing and office space in support of our business. Total leased space as of December 31, 2004 was 162,518 square feet as follows:

Location	Square Footage	Lease Expiration
Salt Lake City, Utah	39,815	August 2009
Eagan, Minnesota	22,748	September 2011
Houston, Texas	5,400	July 2008
Copenhagen, Denmark	10,334	Various through May 2008
London, England	6,440	Various through April 2009
Adelaide, Australia	10,596	December 2007
Australia retail locations	28,570	Various through September 2009
Birr-Lupfig, Switzerland	2,583	September 2007
Switzerland retail locations	4,768	Various through March 2010
Leibnitz, Austria	1,636	June 2005
Zwolle, Netherlands	8,536	Various through June 2008
Montreal, Canada	7,475	October 2009
Hamburg, Germany	9,300	October 2009
Germany retail locations	4,317	Various through June 2011

Total	162,518

We believe we have sufficient manufacturing capacity to satisfy current and forecasted demand for at least the next 12 months.

ITEM 3.	LEGAL PROCEEDINGS

In March 2004, before we acquired Tympany, Tympany filed a declaratory judgment action in Texas State Court against BioCell and International Biophysics Corp. (collectively, “IBC”) stemming from a dispute regarding manufacturing services performed by IBC for Tympany. Later in March 2004, IBC removed the case to the United States District Court for the Southern District of Texas, where the case now resides. IBC has counterclaimed and seeks, among other claims, lost profits and punitive damages. Motions for partial summary judgment are pending and discovery is in the beginning phases. No trial date has been set. We strongly deny the allegations in IBC’s counterclaim and intend to defend ourselves vigorously; however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect on us. Under the agreement by which we acquired Tympany, we are required to pay the first $250,000 of any IBC dispute-related losses, and any losses in excess of $250,000 will be shared equally by us and the former Tympany owners.

From time to time we are subject to legal proceedings, claims and litigation arising in the ordinary course of our business. Most of these legal actions are brought against us by others and, when we feel it is necessary to protect our stockholders’ investment, we may bring legal actions ourselves. Actions can stem from disputes regarding the ownership of intellectual property, customer claims regarding the function or performance of our products, government regulation or employment issues, among other sources. Litigation is inherently uncertain, and therefore we cannot predict the eventual outcome of any such lawsuits. However, we do not expect that the ultimate resolution of any known legal action, other than as identified above, will have a material adverse effect on our results of operations and financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Stock Exchange, under the symbol “SNCI.” The high and low sales prices of our common stock, as reported by the Nasdaq Stock Exchange, are set forth below for the periods indicated.

	Price Range
2004	High	Low
First quarter	$12.40	$5.49
Second quarter	12.54	5.42
Third quarter	5.75	4.02
Fourth quarter	4.61	3.31

2003	High	Low
First quarter	$3.86	$1.94
Second quarter	4.69	2.18
Third quarter	6.41	3.45
Fourth quarter	8.00	5.60

The closing price of our common stock as reported by the Nasdaq Stock Exchange on March 9, 2005 was $5.00 per share. As of March 9, 2005, there were approximately 4,500 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our stock, and our board of directors has no present intention to declare or pay cash dividends.

Recent Sales of Unregistered Securities

In December 2004, we acquired 100% of the stock of Tympany, Inc. (“Tympany”) pursuant to an Agreement and Plan of Reorganization as reported in our Current Report on Form 8-K filed with the SEC on December 10, 2004. We issued 196,115 shares of unregistered common stock to the former shareholders of Tympany, having an aggregate value of approximately $800,000 at the time of issuance, as partial consideration for the acquisition. No underwriters or underwriting discounts or commissions were involved. We believe that the transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, on the basis that the transaction did not involve a public offering.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information concerning our equity compensation plans as of December 31, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,670,490	$4.78	1,024,121

Equity compensation plans not approved by security holders	—	—	—

Total	4,670,490	$4.78	1,024,121

ITEM 6.	SELECTED FINANCIAL DATA (in thousands, except per share and other data)

Selected Five Year Data:

	2004	2003	2002	2001	2000
Statements of Operations:
Net sales	$98,534	$87,690	$68,018	$57,267	$51,660
Gross profit	$53,529	$46,364	$35,405	$25,985	$25,387
Percent of net sales	54.3%	52.9%	52.1%	45.4%	49.1%
Operating expenses	$53,078	$46,708	$36,783	$33,713	$29,138
Percent of net sales	53.9%	53.3%	54.1%	58.9%	56.4%
Operating profit (loss)	$451	$(344)	$(1,378)	$(7,728)	$(3,751)
Net income (loss)	$411	$376	$32	$(5,635)	$(4,204)
Earnings (loss) per common share—basic	$0.02	$0.02	$0.00	$(0.28)	$(0.31)
Earnings (loss) per common share—diluted	$0.02	$0.02	$0.00	$(0.28)	$(0.31)
Weighted average common shares outstanding—basic	20,733	19,941	19,595	19,822	13,479
Weighted average common shares outstanding—diluted	22,152	20,971	20,869	19,822	13,479

Balance Sheets:
Cash and marketable securities—unrestricted	$21,024	$21,360	$35,561	$45,806	$52,210
Cash and marketable securities—restricted	11,325	11,852	—	—	—
Total assets	115,286	106,996	74,746	70,856	76,248
Long-term obligations	7,161	7,845	—	102	451
Total liabilities	44,183	41,943	14,901	13,692	11,977
Shareholders’ equity	71,103	65,053	59,845	57,164	64,271

Other:
Countries with direct operations	9	9	8	3	2
Number of employees	637	586	531	430	342

Uaudited Quarterly Results of Operations:

	First	Second	Third	Fourth
2004:
Net sales	$26,306	$24,338	$22,456	$25,434
Cost of sales	11,729	10,663	10,456	12,157

Gross profit	14,577	13,675	12,000	13,277
Operating expenses	12,598	12,908	12,723	14,849

Operating profit (loss)	1,979	767	(723)	(1,572)
Other income (expense)	(49)	(29)	(6)	122

Income (loss) before income taxes	1,930	738	(729)	(1,450)
Provision (benefit) for income taxes	342	114	(69)	(309)

Net income (loss)	$1,588	$624	$(660)	$(1,141)

Earnings (loss) per common share—basic	$0.08	$0.03	$(0.03)	$(0.05)
Earnings (loss) per common share—diluted	$0.07	$0.03	$(0.03)	$(0.05)
Weighted average common shares outstanding—basic	20,408	20,682	20,860	20,975
Weighted average common shares outstanding—diluted	22,790	22,775	20,860	20,975

2003:
Net sales	$17,014	$21,887	$23,084	$25,705
Cost of sales	7,797	10,648	11,156	11,725

Gross profit	9,217	11,239	11,928	13,980
Operating expenses	10,496	11,323	12,218	12,671

Operating profit (loss)	(1,279)	(84)	(290)	1,309
Other income	557	589	44	347

Income (loss) before income taxes	(722)	505	(246)	1,656
Provision for income taxes	124	341	142	210

Net income (loss)	$(846)	$164	$(388)	$1,446

Basic earnings (loss) per common share	$(0.04)	$0.01	$(0.02)	$0.07
Diluted earnings (loss) per common share	$(0.04)	$0.01	$(0.02)	$0.07
Weighted average common shares outstanding—basic	19,824	19,866	19,929	20,140
Weighted average common shares outstanding—diluted	19,824	20,553	19,929	21,839

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except share data)

OVERVIEW

Sonic Innovations is a hearing healthcare company. We design, develop, manufacture and market advanced digital hearing aids designed to provide the highest levels of satisfaction for hearing impaired consumers and proprietary auditory testing equipment that automates the four most commonly performed hearing tests. Capitalizing on what we believe is an advanced understanding of human hearing, we have developed patented digital signal processing (DSP) technologies and embedded them in the smallest single-chip DSP platform ever installed in a hearing aid. In the countries where we have direct (owned) operations, we sell directly to hearing care professionals, and in several of those countries, we also sell hearing aids directly to hearing impaired consumers. In other parts of the world where we do not have direct operations, we sell principally to distributors. From our inception, we have focused all our energies and investment on the therapeutic side of hearing care by developing high-performance digital hearing aids. In December 2004, we acquired Tympany, Inc. (“Tympany”) and now offer diagnostic equipment to further help hearing impaired individuals. Previously, our mission was to be the best hearing aid company in the world. With the acquisition of Tympany, we have changed our mission to be the best hearing healthcare company in the world. This change reflects our desire to support hearing impaired individuals in a more comprehensive fashion.

Market

The hearing aid market is large at both the wholesale (manufacturing) level (over $2.0 billion) and the retail level (over $5.0 billion). There is no source of worldwide hearing aid market and sales data, but U.S. data is maintained by the Hearing Industries Association (“HIA”) and is generally adapted and used by the industry as a proxy for worldwide data. The HIA data indicates that hearing aid sales actually declined in 2001 and 2002, and that while growth did occur in 2003 and 2004, it was in the mid-single digits. While we expect similar growth in the near term, we believe the long-term growth potential in this market is significantly better. It is estimated that only 20% of those who could benefit from a hearing aid actually own one. There are many factors that cause this low market penetration rate, such as the cost of hearing aids, the stigma of wearing hearing aids, and the uncomfortableness of wearing hearing aids. We believe that these negative factors will decrease in importance in the future because we expect prices to continue to go down and the stigma aspect to decrease as improvements in technology make the devices smaller, less conspicuous and more comfortable. Therefore, in the future, we expect that more people who could benefit from hearing aids will buy them, and we believe that the growth rate of new potential hearing aid purchasers will be significant, particularly as the developed world’s population ages. As a result, we believe the market for hearing aids will increase significantly in the future. However, the following conditions in our market are currently impacting us in a negative way:

•	Competition is more intense as the product offerings by our competitors have improved and our perceived technology lead has shrunk.

•	Our products, particularly our premium performance products, may be perceived by our customers to be not as feature-rich as those of our competitors.

•	Selling prices have declined as the performance, features and quality of lower-priced products continues to get better.

•	While the market continues to transition from analog to digital hearing aids, the rate of transition has slowed considerably because digital devices now represent over 80% of most developed markets.

•	Economic conditions worldwide, particularly for the elderly, continue to cause people to defer the purchase of a new hearing aid or to repair or recondition an existing hearing aid rather than purchase a new hearing aid.

•	Many consumers feel that hearing aids are simply too expensive.

Strategy

Our strategy to combat these negative trends is twofold. First, we must develop innovative, technologically superior products. We believe that our core signal processing technology is the best in the market; however, we have been losing market share due to our lack of competitive features. Our competition has muted our core signal processing lead by offering more features in their product lines, such as feedback reduction. We will launch a new high-end product line, Innova, in the spring of 2005 that we believe is feature rich and that further improves on our signal processing lead. Second, we must continue to make progress in non-traditional distribution channels and with alternative distribution strategies. These strategies are explained in more detail below.

Technology

The hearing aid industry has steadily migrated to digital hearing aids since their introduction in 1996 and digital now accounts for more than 80% of all hearing aids sold in the U.S. We were one of the first players in the digital market in 1998, and we made significant market share gains as a result through 2002. As the number of companies offering digital products proliferated, and as the digital offerings from our competitors became more competitive, our sales suffered. In addition, our larger competitors were able to use their greater marketing and distribution capabilities to more aggressively sell their products. When choosing a manufacturing partner, the retailer (our customer) is often very concerned with the breadth of the product line and the performance and quality of the manufacturer’s top-of-the-line product. While we maintain that our products are best in class, over the past two years various features offered by our competition have made their products more attractive to the customer.

We have developed a new product platform that will allow us to offer the features that our competition already offers and, most importantly, to improve upon our two strongest existing features – noise reduction and directionality. Noise reduction allows the hearing aid to reduce background noise so that speech sounds are clearer. We have the only omni-directional hearing aid that has been clinically proven to improve speech intelligibility with background noise present. Directionality allows for the hearing aid wearer to better understand speech sounds through the use of directional microphones in the device. We plan to launch our first products based on this new platform, the Innova product family of hearing aids, in the spring of 2005. Innova will significantly improve on our noise reduction algorithms, offer the features that have recently been marketed by our competitors, and have superior directionality capabilities. In addition, our new platform technology provides us the opportunity to develop a broad product line of full-featured hearing aids that can allow us to compete effectively at more price points of the hearing aid market.

Distribution

We are competing in an industry that includes six much larger competitors who have significant resources and established relationships. Their product offerings are broad and their infrastructure and marketing and distribution capabilities are well established. This makes it difficult for us to compete in the traditional distribution fashion. For this reason, we are interested in non-traditional distribution methods. We believe we are making progress with this strategy in several countries. In Germany, we sell direct to the consumer and use the ENT doctor to perform the hearing aid fitting. In Australia and Switzerland, we sell direct to the consumer through retail stores. In Austria, our largest customer is a chain of electronics stores that also sell hearing aids. In the Netherlands, our largest customer is a chain of optical stores that also sell hearing aids. In the U.S., as a result of our purchase of Tympany in December 2004, we hope to use the Primary Care Physician (“PCP”) to screen patients for hearing loss. Tympany’s Otogram allows the PCP to test patients for hearing loss with little disruption to the normal office routine. If the patient has a hearing loss, the PCP can refer the patient through our Hearing Health Network to a hearing aid retailer. Retailers typically complain that the most difficult part of running a successful hearing aid retail business is to get enough patients into the office. We hope that a large portion of the PCP referrals will take the appointment with the retailer, and that many of them will be fit with our hearing aids. Thus, we hope to solve the retailers’ chief complaint – lack of patients – with this non-traditional approach.

Financial Results

Our operating results deteriorated throughout 2004 as follows: first quarter diluted earnings per share was $.07 per share; second quarter diluted earnings per share was $.03; third quarter loss per share was $.03; and fourth quarter loss per share was $.05 per share. The deterioration resulted mainly from three factors. First, competition continued to intensify with competitive pressure from new products (with new features), pricing concessions and aggressive incentives. Second, as we have noted in the discussion above, our products were lacking in certain features perceived by our customers to be important. Third, changes in the German healthcare system made late in 2003 negatively affected our German business in 2004. In addition, the fourth quarter 2004 was adversely affected by marketing spending related to the anticipated Innova product family launch and the costs of complying with the Sarbanes-Oxley Act of 2002.

Our outlook for 2005 performance is the reverse of our 2004 performance. We will have a substantial loss in the first quarter, but expect to approach breakeven in the second quarter and generate profits in the back half of the year mainly as a result of the worldwide introduction of our Innova product family. While we expect the Tympany acquisition to be dilutive during 2005, by 2006 we expect it to be a profitable and growing portion of our business. Thus, we expect to exit 2005 as a solidly profitable company.

RESULTS OF OPERATIONS

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of sale. Net sales by reportable segment by year were as follows:

	2004	2003	Change	2002	Change
Net sales:
North America	$36,753	$40,834	(10)%	$39,881	2%
Europe	45,004	31,695	42	14,209	123
Rest-of-world	16,777	15,161	11	13,928	9

Net sales	$98,534	$87,690	12%	$68,018	29%

2004 Compared with 2003

Net sales of $98,534 in 2004 increased 12% from net sales of $87,690 in 2003 as increased sales in Europe and Rest-of-world more than offset decreased sales in North America. By reportable segment, North American sales of $36,753 in 2004 decreased 10% from 2003 sales of $40,834 principally due to lower U.S. sales. U.S. sales decreased 14% from 2003 to 2004 mainly due to competitive pressures from new products, pricing concessions and aggressive dealer incentives. In addition, our products lacked certain features embodied in various competitors’ hearing aids. Our low-priced Quartet product family, which was introduced in the second quarter 2004, sold well in the fast growing low-priced digital segment of the U.S. market, but those sales were cannibalistic rather than incremental. Canadian sales increased 15% from 2003 to 2004 mainly as a result of a restructured operation and sales force and the favorable effects of foreign currency translation. North American sales in 2004 included one month of operations of Tympany, Inc., which was acquired in December 2004. As a result of the factors described above, we expect U.S. sales in the first quarter 2005 to also be difficult; however, we anticipate significant improvement beginning in the second quarter 2005 with the introduction of our new generation Innova product family. In addition, the full year effect of the Tympany acquisition should increase 2005 domestic sales over 2004 levels.

European sales of $45,004 in 2004 increased 42% from 2003 sales of $31,695 primarily as a result of a full year effect of sales in Germany, where we acquired a business in the second quarter 2003, as well as sales growth of this business. Also contributing to the year-over-year growth were increased sales in Austria and the Netherlands where our largest customer in each of those markets increased its level of business with us, the favorable effects of foreign currency translation and the acquisition of several retail stores in Switzerland in the second quarter 2004. Currency translation alone increased 2004 European sales by approximately $3,200, representing 10% of the total 42% increase from 2003 sales levels. While sales in Germany in 2004 were adversely affected by the lingering impact of changes in the German healthcare system made in late 2003, we saw a rebound in German order activity starting in September 2004 that carried over into the fourth quarter 2004. We expect European sales to increase in 2005 and such growth to be enhanced by the Innova product family introduction in the second quarter 2005.

Rest-of-world sales of $16,777 in 2004 increased 11% from 2003 sales of $15,161 mainly as a result of increased sales in Australia, all of which resulted from favorable effects of foreign currency translation. Sales in Australia, which comprises almost all of our Rest-of-world business, have steadily increased since our acquisition of a business there in 2001. We expect Rest-of-world sales to continue to increase in 2005 and to benefit from the Innova product family introduction in the second quarter 2005.

We sell almost exclusively high-end 100% digital hearing aids. We believe it is important to have a number of product families to provide our customers with pricing flexibility in selling to the hearing impaired consumer. In 2004 and 2003, we had five product families – Natura 3, Natura 2SE, Altair, Tribute and Quartet. Our lower priced product families, Quartet and Tribute, have become increasingly important to our sales effort as consumers continue to seek lower-priced digital hearing aids. The shift to lower-priced products has reduced our overall average selling price, which in combination with competitive pricing has put pressure on gross margin. We expect our overall average selling price to continue to decrease until we introduce our Innova product family in the second quarter 2005. As we increase sales of Innova products during 2005, we expect our overall average selling price to increase significantly from current levels.

We generally have a 60-day return policy for our hearing aids. Provisions for sales returns were $12,595 and $16,782 in 2004 and 2003, respectively. Actual sales returns decreased from $15,924 in 2003 to $13,267 in 2004, and as a percentage of gross sales improved from 15.4% in 2003 to 11.9% in 2004 for a number of reasons:

•	We had a higher percentage of net sales outside the U.S. in 2004 and return rates are considerably lower outside the U.S.

•	Germany, Australia and Switzerland sales are at the retail level and are recognized upon customer acceptance. Therefore, returns in these countries, two of which had significant sales in 2004, were considerably lower than in the balance of our business.

•	Our lower-priced Altair, Tribute and Quartet product families have experienced a lower return rate than our higher priced Natura 3 and Natura 2SE families. Generally, in the hearing aid business, the higher the price of the hearing aid, the greater the rate at which it is returned.

•	We continue to implement improved manufacturing techniques and better programming software for fitting our hearing aids.

•	We continue to emphasize expert training of our customer base.

•	Customers continue to become more experienced with our products.

We believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations.

2003 Compared with 2002

Net sales increased 29% from $68,018 in 2002 to $87,690 in 2003 due mainly to acquisitions and foreign currency effects. By reportable segment, North American sales of $40,834 in 2003 increased 2% from 2002 sales of $39,881 principally due to the full year effect of sales of two companies that were acquired in Canada in the second quarter 2002. U.S. sales decreased 2% from 2003 to 2002 mainly due to decreased sales of our Adesso product resulting from the poor acceptance of the “instant-fit” paradigm in the U.S. market.

European sales of $31,695 in 2003 increased 123% from 2002 sales of $14,209 and were aided by our 2003 acquisition of a distribution business in Germany and the full year effect of our 2002 acquisitions of distribution businesses in England, Switzerland, Austria and the Netherlands. These acquisitions allowed us to (i) move from distributor-based to direct-sale operations to gain better control over and improve our profitability in the local markets and (ii) expand our capabilities to deliver a full line of Sonic Innovations’ products in those countries. In addition, favorable effects of foreign currency translation due to the weaker U.S. dollar increased 2003 European net sales by approximately $4,900 over 2002 levels.

Rest-of-world sales of $15,161 in 2003 increased 9% from 2002 sales of $13,928 as increased sales of our Australian business more than offset the loss of business in Japan resulting from the purchase of our distributor by a competitor and in Brazil resulting from the termination of our distributor.

The introduction of our high-end Natura 3 product family in the second quarter 2003 gave us a five-tiered product family strategy with our Natura 3, Natura 2SE, Altair, Tribute and Quartet product families. We believe it is important to have a number of product families to provide our customers with pricing flexibility in selling to the hearing impaired consumer. Our lower-priced product families, Quartet and Tribute, were becoming increasingly important to our sales effort, as relatively weak economies caused consumers to seek lower-priced digital hearing aids. The shift to lower-priced products worked to reduce our overall average selling price, which put pressure on gross margin. Offsetting this somewhat were lower sales return rates experienced for our lower priced products. The introduction of Natura 3 and the reduction in sales of our Adesso product helped our overall average selling price to remain consistent from 2002 to 2003.

Provisions for sales returns were $16,782 and $16,004 in 2003 and 2002, respectively. Actual sales returns decreased from $16,300 in 2002 to $15,924 in 2003, and as a percentage of sales improved from 19.3% in 2002 to 15.4% in 2003 for a number of reasons:

•	We had a higher percentage of net sales outside the U.S. in 2003 and return rates are considerably lower outside the U.S.

•	Germany and Australia sales are at the retail level and are recognized upon customer acceptance. Therefore, returns in these two countries, both of which had significant sales in 2003, were much lower than in the balance of our business.

•	Our lower priced Altair, Tribute and Quartet product families experienced a lower return rate than our higher priced Natura 3 and Natura 2SE families.

•	We continued to implement improved manufacturing techniques and better programming software for fitting our hearing aids.

•	Customers continued to become more experienced with our products.

Gross Profit. Cost of sales primarily consists of manufacturing costs, royalty expenses, quality costs and costs associated with product remakes and repairs (warranty). Our gross profit and gross margin by reportable segment by year were as follows:

	2004		2003		2002
North America	$20,691	56.3%	$23,103	56.6%	$21,693	54.4%
Europe	21,659	48.1	13,880	43.8	5,517	38.8
Rest-of-world	11,179	66.6	9,381	61.9	8,195	58.8

Total	$53,529	54.3%	$46,364	52.9%	$35,405	52.1%

2004 Compared With 2003

Gross profit of $53,529 in 2004 was up 15% from last year’s level of $46,364 mainly as a result of increased sales, which were up 12% year-over-year, but also due to a small improvement in gross margin. Gross profit improvement in 2004 reflected 2003 severance costs of $615 associated with a consolidation of manufacturing operations in the third quarter of that year. Gross margin improved from 52.9% in 2003 to 54.3% in 2004; however, gross margin deteriorated in the second half of 2004 primarily as a result of lower average selling prices and geographic mix, mainly as a result of decreased U.S. prices and volume. This is reflected in the slightly decreased year-over-year North American gross margin. Gross margin in 2004 also benefited from favorable foreign currency exchange rates due to the weaker U.S. dollar as the majority of our product costs are denominated in U.S. dollars, while a significant portion of our sales are denominated in foreign currencies. This is reflected in the improving gross margins of Europe and Rest-of-world. Provisions for warranty increased from $3,924 in 2003 to $5,136 in 2004 principally as a result of the increase in the number of hearing aids covered under warranty and, to a lesser extent, to an increase in warranty costs per unit. The increase in warranty costs per unit was principally the result of using higher-cost, higher-performance ear wax protection components in performing repairs.

Competitive pricing pressures, particularly in the U.S., will continue to pressure our gross margin until we introduce our new Innova product family, which as a premium-performing product will be premium-priced. We expect that Innova will halt the decline in our overall average selling price and that unit sales will increase, allowing us to achieve better overhead absorption as a result of the additional unit volume. We believe that little additional overhead will be required by manufacturing operations to support increasing volume. This, in combination with reduced purchased component and assembly costs, lower sales return rates and various manufacturing cost reduction efforts including more off-shore outsourcing, should result in our gross margin improving beginning in the second quarter 2005.

2003 Compared with 2002

Increased gross margin in 2003 principally resulted from reduced purchased component costs, improved labor utilization and manufacturing structure, and better absorption of overhead as a result of higher unit volume, as well as the incremental margin derived from the full year impact of the acquisitions in 2002 of several of our distributors. This gross margin improvement in 2003 was partially offset by severance costs of $615 associated with a consolidation of manufacturing operations in the third quarter. Provisions for warranty decreased from $4,381 in 2002 to $3,924 in 2003 as a result of a decrease in warranty costs per unit, as well as improved repair and remake rates. The decrease in warranty costs per unit was a result of reduced component costs and better overhead absorption resulting from higher volume in our repair facility.

Selling, General and Administrative. Selling, general and administrative expense primarily consists of wages and benefits for sales and marketing personnel, sales commissions, promotions and advertising, marketing support, distribution and administrative expenses.

Selling, general and administrative expense in dollars and as a percent of sales by reportable segment by year was as follows:

	2004		2003		2002
North America	$18,224	49.6%	$17,850	43.7%	$16,775	42.1%
Europe	15,494	34.4	10,724	33.8	5,016	35.3
Rest-of-world	9,650	57.5	8,367	55.2	6,644	47.7

Total	$43,368	44.0%	$36,941	42.1%	$28,435	41.8%

2004 Compared with 2003

Selling, general and administrative expense was $43,368, or 44.0% of net sales, in 2004, an increase of $6,427 (17%) from selling, general and administrative expense of $36,941, or 42.1% of net sales, in 2003. This increase was mainly the result of the full year effect of the acquisition of a German business in the second quarter

2003 and, to a lesser extent, the acquisition of a small Switzerland-based retail chain in the second quarter 2004. In addition, foreign currency translation due to the weaker U.S. dollar resulted in an increase in 2004 selling, general and administrative expense of approximately $2,200 over 2003 levels. Also contributing to the year-over-year increase were significant marketing costs connected with the anticipated 2005 introduction of our Innova product family; our acquisition of Tympany, Inc. in December 2004; increased costs in Australia related to a new branding strategy, information systems development and implementation outside the U.S.; and Sarbanes-Oxley compliance related costs. The increasingly competitive nature of our business was reflected in increased selling, general and administrative expenses as a percent of sales in each geography from 2003 to 2004. This was exacerbated in North America due to declining sales and mitigated in Europe by significantly increasing sales.

We expect selling, general and administrative expense to increase in 2005 as we continue to grow our business and as we incur a full year of operations of the Tympany business acquired in December 2004. In addition, we expect to incur incremental spending in the first quarter 2005 to properly introduce the new Innova product family. However, after the first quarter of 2005, we expect selling, general and administrative expense to stabilize, and to start to decline as a percentage of sales for the balance of the year.

2003 Compared with 2002

Selling, general and administrative expense was $36,941, or 42.1% of net sales, in 2003, an increase of $8,506 (30%) from selling, general and administrative expense of $28,435, or 41.8% of net sales, in 2002. This increase was mainly the result of the acquisition of our German business in the second quarter 2003 and, to a lesser extent, the full year effect of acquisitions made during 2002 in Canada, Denmark, England, Switzerland, Austria and the Netherlands totaling approximately $6,400. In addition, foreign currency translation due to the weaker U.S. dollar resulted in an increase in 2003 selling, general and administrative expense of approximately $2,100 over 2002 levels. Excluding the effect of acquisitions and foreign currency translation, selling, general and administrative expense in 2003 increased by approximately $200, or 0.7%, from 2002 levels, reflecting our objective of gaining leverage from our existing infrastructure.

Research and Development. Research and development expense primarily consists of wages and benefits for research, development, engineering, regulatory and clinical personnel, and also includes consulting, intellectual property, clinical study and engineering support costs.

2004 Compared with 2003

Research and development expense was $9,710, or 9.9% of net sales, in 2004, a decrease from research and development expense of $9,767, or 11.1% of net sales, in 2003. Research and development expense was basically flat from 2004 to 2003 as increased costs relating to the development of the Innova product family in 2004 offset costs associated with the design, development and introduction of the Natura 3 product family in 2003. We expect research and development expense to decrease slightly in dollars, and modestly as a percentage of sales, in 2005 as the significant development costs associated with the Innova product family, especially third party costs, are reduced.

2003 Compared with 2002

Research and development expense was $9,767, or 11.1% of net sales, in 2003, an increase of $1,419 (17%) from research and development expense of $8,348, or 12.3% of net sales, in 2002. The increase in research and development expense was principally due to costs associated with the design, development and introduction of the Natura 3 product family and assistance in the design and development of advanced integrated circuitry by a third-party contractor.

Other Income. Other income primarily consists of foreign currency gains and losses and interest income and interest expense.

2004 Compared with 2003

Other income was $38 in 2004 compared to $1,537 in 2003. The decrease was principally a result of net foreign currency exchange losses of $182 in 2004 compared to net foreign currency gains of $1,220 in 2003. The shift in foreign currency exchange between the two years resulted mainly from hedging the effect of the weakening U.S. dollar on the intercompany balances between our U.S. parent company and our non-U.S. subsidiaries in 2004 and the related costs of hedging. In addition, net interest income decreased from $317 in 2003 to $220 in 2004 due to lower net cash balances in 2004 and the full year 2004 effect of interest expense on our long-term loan. We do not expect other income/expense to be a significant item for us in the future as we expect other income/expense to be relatively minimal per quarter in 2005.

2003 Compared to 2002

Other income was $1,537 in 2003 compared to $1,476 in 2002. The increase was principally a result of net foreign currency exchange gains of $1,220 in 2003 compared to $527 in 2002. Foreign currency exchange gains resulted from the effect of the weakening U.S. dollar on the intercompany balances between our U.S. parent company and our non-U.S. subsidiaries. These gains were partially offset by a reduction in interest income and other from $982 in 2002 to $482 in 2003 mainly due to lower cash and marketable securities balances and lower interest rates. In addition, we incurred interest expense of $165 in 2003 associated with the debt incurred to fund the acquisition of our German business compared to interest expense of $33 in 2002 related to long-term leases that were fully paid up in 2002.

Provision for Income Taxes. Provision is made for taxes on pre-tax income and has been offset in some jurisdictions by net operating loss carryforwards.

2004 Compared with 2003

The effective income tax rate was 16.0% in 2004 compared to 68.5% in 2003. We have been profitable in certain foreign locations and have provided income taxes accordingly. Income taxes on U.S. profits have been largely negated by our net operating loss carry forwards. The U.S. tax provisions in 2004 and 2003 resulted from the alternate minimum tax and state taxes. Net operating loss carry-forwards available to offset future taxable income as of December 31, 2004 were $27,914 in the U.S. and $9,406 outside the U.S. Our effective income tax rate going forward will depend on our mix of profitability between countries. We have maintained a full valuation allowance on our U.S. and the majority of our non-U.S. deferred income tax assets, and we continually assess the realization of these deferred income tax assets.

2003 Compared with 2002

The effective income tax rate was 68.5% in 2003 compared to 67.3% in 2002. We were profitable in certain foreign locations, for which tax provisions were provided. The U.S. tax provision in 2003 was due to alternate minimum tax. Net operating loss carry-forwards available to offset future taxable income as of December 31, 2003 were $20,888 in the U.S. and $8,147 outside the U.S.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3,349 in 2004. Positive cash flow resulted from net income of $411, as affected positively by certain non-cash expenses including depreciation and amortization of $3,558, stock-based compensation of $28 and deferred income taxes of $1,898, and negatively by non-cash foreign currency gains of $570. In addition, cash was provided by decreases in accounts receivable of $1,788, inventories of $840 and other assets of $491. These net positive cash flow items were partially offset by cash used to reduce accounts payable and accrued expenses and less cash received for items accounted for as deferred revenue totaling $5,095. The decrease in accounts receivable from December 31, 2003 to December 31, 2004 related to lower U.S. sales in the fourth quarter 2004 compared to the fourth quarter 2003 and to the sales mix variation throughout the world (as customers in certain geographies pay faster than others).

Net cash used in operating activities was $2,048 in 2003. Positive cash flow resulted from net income of $376, as affected positively by non-cash expenses including depreciation and amortization of $2,812, stock-based compensation of $118 and deferred income taxes of $290, and negatively by non-cash foreign currency gains of $1,610. These positive cash flow items were offset by (i) cash used to reduce accounts payable and accrued expenses and less cash received for items accounted for as deferred revenue totaling $1,106; and (ii) cash used to increase accounts receivable by $2,378, inventory by $340 and other assets by $210 principally as a result of European working capital growth.

Net cash provided by operating activities was $681 in 2002. Positive cash flow resulted from net income of $32, as affected positively by non-cash expenses including depreciation and amortization of $2,019 and stock-based compensation of $351, and negatively by foreign currency gains of $527. In addition, cash was provided by a decrease in accounts receivable mainly due to increased collections of $1,429 and a decrease in inventories mainly due to better inventory management of $801. These positive cash flow items were partially offset by cash used to reduce accounts payable and accrued expenses and less cash received for items accounted for as deferred revenue totaling $3,375 and an increase in other assets of $49.

Net cash used in investing activities of $11,300 in 2004 resulted from cash paid for (i) the acquisitions of Tympany, Inc. and several foreign retail stores (net of all cash acquired) of $3,551; (ii) contingent consideration in the form of earn-out payments relating to prior year acquisitions made in Germany and Denmark of $1,807; (iii) the purchase of technology and fixed assets related to a product line of $198; (iv) purchases of property and equipment of $5,773; and (v) the net purchase of marketable securities of $73. These cash outflows were offset slightly by a decrease in customer advances of $102.

Net cash used in investing activities of $11,142 in 2003 resulted from cash paid for (i) the acquisition of a German distribution business of $13,414, less cash received of $5,768; (ii) other acquisition activity of $635; (iii) purchases of property and equipment of $2,292; and (iv) the net purchase of marketable securities of $815. These cash outflows were offset slightly by a decrease in customer advances of $246.

Net cash used in investing activities of $1,449 in 2002 resulted from cash paid for the acquisition of seven hearing aid distribution businesses outside the U.S. of $7,511, purchases of property and equipment of $2,146 and an increase in other assets pertaining mainly to customer advances of $1,798. These cash outflows were substantially offset by net proceeds from the maturity of marketable securities of $10,006.

Net cash provided by financing activities of $7,063 in 2004 resulted from proceeds from (i) the collection of certain accounts receivable that were written-off prior to the acquisition and which are payable to the previous owners of our German business of $5,136; (ii) stock option exercises and shares issued under our employee stock purchase plan of $2,643; and (iii) a decrease in restricted cash, cash equivalents and marketable securities of $526. These positive cash flow items were partially offset by loan principal payments of $1,242.

Net cash provided by financing activities of $7,403 in 2003 resulted from proceeds from (i) a long-term loan (payable over 7 years) to fund the acquisition of a German distribution business of $8,445 and (ii) stock option exercises and shares issued under our employee stock purchase plan of $1,253. This was offset, in part, by repayment of long-term principal obligations of $399 and the transfer of a portion of our cash and cash equivalents to collateralize a letter of credit of $1,896.

Net cash provided by financing activities of $140 in 2002 resulted from proceeds from stock option exercises and shares issued under our employee stock purchase plan of $1,147, substantially offset by repayment of long-term principal obligations of $349 and purchases of common stock for treasury of $658. During 2002 and 2001, we repurchased a total of 874,000 shares of our common stock under a share repurchase program which authorized up to a total of 1,000,000 shares to be repurchased.

Our cash and marketable securities, including restricted amounts, totaled $32,349 as of December 31, 2004. We expect to experience growth in our operating expenses in order to execute our business plan. Accordingly, we expect that these increasing operating expenses, together with capital expenditures necessary to improve our manufacturing and development capabilities, will constitute a significant use of our cash for at least the next twelve months. In 2005, we have a number of items that will negatively affect our cash balance. The more significant items follow:

•	We will have a net loss in the first quarter.

•	We will pay the former owners of Sanomed money collected on accounts receivable that had been written-off prior to the acquisition. The total amount payable, including related income taxes of $2,055, will be $5,136.

•	We will make an earn-out payment in connection with our 2002 acquisition in the Netherlands of $546.

•	We will be purchasing a significant number of Otogram machines to both upgrade old machines in the field and place machines in primary care physicians’ offices on a “per-procedure charge” basis.

•	We will make payments totaling 1,000 Euro on our long-term loan.

•	We will make earn-out payments in connection with the Tympany acquisition.

•	We will be paying significant Tympany accounts payable balances, which we assumed in the acquisition.

In addition, we may use cash to fund acquisitions of complementary businesses and technologies. We believe that our cash and marketable securities balance will be adequate to meet our operating, working capital and investment requirements in 2005.

Commitments. Our contractual obligations as of December 31, 2004 were as follows:

		For the years ending December 31,
	Total	2005	2006 – 2007	2008 – 2009	After 2009
Long-term debt including interest	$9,563	$1,668	$3,178	$2,966	$1,751
Operating leases	12,842	3,334	5,695	3,295	518
Purchase commitments	5,893	5,893	—	—	—
Acquisition related earn-out payments (maximum)	3,950	1,904	2,046	—	—
Minimum royalty payments	440	120	320	—	—

Total	$32,688	$12,919	$11,239	$6,261	$2,269

In addition to the commitments listed above, we will make earn-out payments in connection with our acquisition of Tympany according to the following schedule: 2005 – 35% of 2005 net product revenue, plus 10% of 2005 net annual hearing aid sales in excess of a base amount; 2006 – 35% of net product revenue, plus 10% of net hearing aid sales in excess of 105% of a base amount; and 2007 – 20% of the lower of 2007 or 2006 net product revenue, plus 35% of any excess of 007 net product revenue over 2006 net product revenue, plus 10% of 2006 net hearing aid sales in excess of 110% of a base amount. Payments will be made semi-annually in a combination of cash (60%) and Company common stock (40%). We also have foreign exchange forward contracts for $2,715 (2,000 Euro) and $2,328 (3,000 Australian dollars) that expire on March 31, 2005.

The Company was a defendant in a lawsuit filed in October 2000 claiming that the Company and certain of its officers and directors violated federal securities laws and, as a result, was able to complete its IPO and have its stock trade at inflated levels. In 2004, the Company settled the securities class action lawsuit for a cash payment of $7,000, which was completely funded by the Company’s directors and officer’s liability insurance. Accordingly, the $7,000 receivable from insurance company and the $7,000 payable for settlement of the lawsuit as of December 31, 2003 were settled in 2004.

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment,” (“SFAS No. 123R”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R in the third quarter of 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective method would record compensation expense for all unvested stock options beginning with the first period presented. We are currently evaluating the requirements of SFAS No. 123R and expect that adoption of SFAS No. 123R will have a material effect on our results of operations. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, including whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” indicating that this deduction should be accounted for as a special deduction in accordance with the provisions of SFAS No. 109. Beginning in 2005, we will recognize the allowable deductions as qualifying activities occur. The adoption of FSP No. FAS 109-1 did not have a material effect on our results of operations and financial position.

In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting for Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“the Act”). The Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FSP No. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision and was effective immediately upon issuance. The adoption of FSP No. FAS 109-2 did not have a material effect on our results of operations and financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect that adoption of SFAS No. 151 will have a material effect on our results of operations and financial position.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our operating results and financial condition and which require us to make our most difficult and subjective judgments, often based on matters that are highly uncertain at the time of estimation. Based on this definition, our most critical policies include: revenue recognition (including sales returns), warranty accruals, valuation of intangible assets and income taxes. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies and accounting estimates relating to uncollectible accounts receivable and valuation of inventory. We believe that these other key accounting policies and other accounting estimates either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our results of operations and financial condition for a given period.

Revenue Recognition

Sales are recognized when (i) products are shipped, except for retail hearing aid sales, which are recognized upon acceptance by the consumer, (ii) persuasive evidence of an arrangement exists, (iii) title and risk of loss has transferred, (iv) the price is fixed and determinable, (v) contractual obligations have been satisfied, and (vi) collectibility is reasonably assured. Net sales consist of product sales less provisions for sales returns, which are made at the time of sale. We analyze the rate of historical returns by geography, by product family and by model, as appropriate, when evaluating the adequacy of the provision for sales returns. If actual sales returns for any particular product or in any particular geography differ from our estimates, revisions to the sales returns and allowance reserve will be required. Revenues related to sales of separately priced extended service contracts are deferred and recognized on a straight-line basis over the contractual periods.

Warranty Accruals

Our products are sold with warranties that require us to remedy deficiencies in quality or performance over specified periods of time. We analyze the amount of historical warranty by geography, by product family, by model and by customer, as appropriate, when evaluating the adequacy of the accrual. Warranty costs are mainly affected by product failure rates, the cost of material and labor necessary to service the product and the cost of shipping the product to and from our customers. If actual product failure rates or repair and remake costs differ from our estimates, revisions to the warranty accrual will be required.

Valuation of Intangible Assets

We evaluate our goodwill and indefinite-lived intangible assets on an annual basis in the fourth quarter of each year. In conducting the evaluation, we apply various techniques to estimate the fair value of our reporting units. These techniques are inherently subjective and the resulting values are not necessarily representative of the values we might obtain in a sale of our reporting units to a willing third party. If this evaluation indicates that the value of the asset may be impaired, we make an assessment of the amount of the impairment. Any such impairment charge could be significant and could have a material adverse effect on our results of operations and financial position.

We evaluate our definite-lived intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Definite-lived intangible assets include technology, brand names, distribution agreements, customer relationships and databases, trademarks, trade-names and covenants not to compete. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. If this evaluation indicates that the value of an asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If the asset is not recoverable based on the estimated undiscounted future cash flows of the acquired entity or technology over the remaining amortization period, we will reduce the carrying value of the related asset to fair value and may adjust the remaining amortization period. Any such impairment charge could be significant and could have a material adverse effect on our results of operations and financial position.

Income Taxes

The relative proportions of our domestic and foreign income directly affect our effective income tax rate. We are also subject to changing tax laws in the multiple jurisdictions in which we operate. As of December 31, 2004, we had a valuation allowance against certain deferred income tax assets of $16,078 and a net deferred income tax liability totaling $76. We currently do not believe it is more likely than not that our results of future operations will generate sufficient taxable income to utilize certain of our net deferred income tax assets in various tax jurisdictions. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, and if we determine we would be able to realize all or part of our net deferred income tax assets in the future, we would adjust the valuation allowance in the period we make that determination. We do not provide for U.S. income taxes on the earnings of our foreign subsidiaries because they are considered permanently invested outside of the U.S.

FORWARD–LOOKING STATEMENTS

This Form 10-K, which should be read in conjunction with the consolidated financial statements and related notes, contains forward-looking statements that involve risks and uncertainties. These statements refer to our future results, plans, objectives, expectations and intentions including statements regarding: our mission to be the best hearing health care company in the world; the long-term growth potential of the hearing aid market being significantly better than the current growth rate; negative factors impacting growth rates today to decrease in importance in the future; new distribution opportunities; product development and improvements; hearing aid prices decreasing in the future; hearing aids becoming smaller, less conspicuous and more comfortable through improvements in technology; more people who could benefit from hearing aids actually buying hearing aids in the future; significant growth of the hearing impaired population; potential acquisitions expanding our business; significant growth of hearing aid purchasers, particularly as the developed world’s population ages; the market for hearing aids increasing significantly; sufficiency of our manufacturing resources; absence of a material adverse effect due to know litigation; launch of our new high-end product line, Innova, in the spring of 2005; Innova being feature rich and further improving on our digital signal processing, noise reduction and directional microphone capabilities; developing the Innova platform technology into a broad product line of full-featured hearing aids; hearing impaired persons referred from the PCP to the retailer eventually buying our hearing aids; 2005 performance being the reverse of 2004 performance with a substantial loss in the first quarter, approaching breakeven in the second quarter and profitability in the back half of the year; the Tympany acquisition being dilutive during 2005, but profitable and growing by 2006; exiting 2005 as a solidly profitable company; U.S. sales to be difficult in the first quarter 2005, but to significantly improve beginning in the second quarter 2005 with the introduction of Innova; the full year effect of the Tympany acquisition increasing 2005 domestic sales over 2004 levels; European and Rest-of-world sales increasing in 2005 and benefiting from the Innova introduction; overall average selling price decreasing until the Innova product family is introduced; unit sales increasing and resulting in better overhead absorption because little incremental overhead will be required to support the increased volume; gross margin improvement beginning in the second quarter 2005 depending on overhead absorption, purchased component and assembly costs, product returns, cost reduction efforts including out-sourcing and overall average selling price; selling, general and administrative expense increasing in dollars, but not as a percentage of sales, in 2005; selling, general and administrative expense increasing in the first quarter 2005 to introduce Innova, but stabilizing for the balance of 2005; research and development expense decreasing slightly in dollars and modestly as a percentage of sales in 2005; other income/expense being relatively minimal per quarter in 2005; growth in operating expenses and capital expenditures to improve manufacturing and development capabilities; changes in accounting treatment contemplated by SFAS 123R and SFAS 151; use of tax credits; financial instrument and customer credit risks; and sufficiency of cash to fund our operations in 2005. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements.

Factors that could contribute to these differences include, but are not limited to, the following risks: we have a history of losses; we face aggressive competition in our business, mainly from six substantially larger competitors; our financial results and stock price have fluctuated in the past and may fluctuate in the future; any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute the equity of our shareholders and harm our operating results; our internal control over financial reporting may not be considered effective; we may lose a large customer or suffer a reduction in orders from a large customer and may be unable to collect significant receivable balances; we rely on several suppliers and contractors who may be unwilling or unable to meet our product, service or contracting requirements; we have high rates of returns, remakes and repairs; we must have innovative, technologically superior products to compete effectively and gain market share; our products, due to their complexity, may contain errors or defects that are discovered by our customers, thus harming our reputation and business; we may have issues with infringing on others’ intellectual property; we may have issues protecting our proprietary technology; we may harm our relationships with our traditional customers by selling in non-traditional ways, such as to high volume general retail or electronics retail stores, or through ear-nose-throat physicians, or by having the primary care physician make referrals of Otogram tested hearing impaired patients through our Hearing Health Network; we are dependent on international operations, particularly in Germany and Australia, which exposes us to a variety of risks that could result in lower international sales; new accounting rules relating to stock-based compensation will negatively affect our results beginning in 2005; we could be sued for product liability; we could suffer penalties, injunctions or fines if we fail to comply with U.S. Food and Drug Administration regulations or various sales related laws; our stock price could suffer due to sales of stock by our directors and officers; and provisions in our charter documents, shareholder rights plan and Delaware law could deter any takeover of the Company. These factors are discussed in detail in the section titled, “Factors That May Affect Future Performance” included in Item 1 of this Form 10-K. Investors should understand that it is not possible to predict or identify all such factors that could cause actual results to differ from expectations, and we are under no obligation to update these factors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We generally invest our cash in money market funds and corporate debt securities that are subject to minimal credit and market risk considering that they are short-term (expected maturities of 18 months or less from date of purchase) and provided that we hold them to maturity, which is our intention. As of December 31, 2004, we had $21,156 held in investments in debt securities that carry an effective fixed interest rate of 2.1%. A hypothetical one percentage point change in interest rates would not have had a material effect on our liquidity, financial condition or results of operations. The interest rates on our customer advances approximates the market rates for comparable instruments and are fixed. Given current interest rates, we believe the market risks associated with these financial instruments are minimal.

Derivative Instruments. We enter into readily marketable forward contracts with financial institutions to minimize the short-term impact of foreign currency fluctuations on certain intercompany balances. We do not enter into these contracts for trading or speculation purposes. Gains and losses on the contracts are included in net income and offset foreign exchange gains or losses recognized on the revaluation of certain intercompany balances. Our foreign exchange forward contracts generally mature one to three months from the contract date. We entered into forward contracts for $2,715 (2,000 Euro) and $2,328 (3,000 Australian dollars) as of December 31, 2004, both of which expire on March 31, 2005.

Foreign Currency Risk. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S., and from intercompany account balances between our U.S. parent and our non-U.S. subsidiaries. In 2004, approximately 66% of our net sales and 50% of our operating expenses were denominated in currencies other than the U.S. dollar. Inventory purchases were transacted primarily in U.S. dollars. The local currency of each foreign subsidiary is considered the functional currency, and revenue and expenses are translated at average exchange rates for the reported periods. Therefore, our foreign sales and expenses will be higher in a period in which there is a weakening of the U.S. dollar and will be lower in a period in which there is a strengthening of the U.S. dollar. The Australian dollar, Euro, Canadian dollar, British pound sterling and Danish kroner are our most significant foreign currencies. Given the uncertainty of exchange rate fluctuations and the varying performance of our foreign subsidiaries, we cannot estimate the affect of these fluctuations on our future business, results of operations and financial condition. Fluctuations in the exchange rates between the U.S. dollar and other currencies could effectively increase or decrease the selling prices of our products in international markets where the prices of our products are denominated in U.S. dollars. We regularly monitor our foreign currency risks and may take measures to reduce the impact of foreign exchange fluctuations on our operating results. To date, we have not used derivative financial instruments for hedging, trading or speculating on foreign currency exchange, except to hedge intercompany balances. Average currency exchange rates to convert one U.S. dollar into each local currency for which we had sales of over $5,000 in 2004 were as follows:

	2004	2003	2002
Australian dollar	1.36	1.54	1.84
Euro	0.81	0.89	1.06
Danish kroner	5.99	6.58	7.88

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statement information is set forth in Item 15 of this Form 10-K. Supplementary data is set forth in Item 6 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in and disagreements with accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES.

We maintain “disclosure controls and procedures” within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC’s”) rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Form 10-K, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Exhibits 31.1 and 31.2 of this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is made known to management, including our Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Change in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control over financial reporting within the meaning of Rules 13a-15(f) and 15d-15(f) of the Exchange Act was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, our system of internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our published financial statements in accordance with U.S. generally accepted accounting principles.

Scope of Management’s Evaluation and Report on Internal Control over Financial Reporting. The Company acquired Tympany, Inc. and several foreign retail stores during 2004. The acquired assets represented 7.2% of total consolidated assets as of December 31, 2004 and 2.4% of 2004 consolidated net sales. The Company did not conduct an assessment of the effectiveness of internal control over financial reporting for these entities as permitted by the rules and regulations of the SEC due to the proximity of their acquisition dates to our 2004 year-end.

Attestation Report of the Independent Registered Public Accounting Firm. KPMG LLP’s report on management’s assessment of the effectiveness of our system internal control over financial reporting as of December 31, 2004 is included on page F-2 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding Section 16(a) compliance, the Audit Committee, the Company’s Code of Ethics for Principal Executive and Senior Financial Officers and background of the directors appearing under the captions “Stock Ownership,” “Governance of the Company,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the May 5, 2005 Annual Meeting of Shareholders to be filed within 120 days after our fiscal year end of December 31, 2004 (“Proxy Statement”) is hereby incorporated by reference. Information concerning our executive officers is set forth in Part I, Item 1 of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item set forth under the captions “Executive Compensation and Other Information” and “Director Compensation” of the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item set forth under the caption “Share Ownership by Certain Beneficial Owners and Management” of the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The information required by this item set forth under the caption “Certain Relationships and Related Party Transactions” of the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item set forth under the caption “Ratification of Appointment of the Independent Auditors” of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

1.	FINANCIAL STATEMENTS

The following consolidated financial statements and independent auditors’ reports are included herein as a separate section beginning on page F-1 of this report:

2.	FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule is filed as part of this Form 10-K:

SCHEDULE NUMBER	DESCRIPTION	PAGE NUMBER
II	Valuation and Qualifying Accounts	41

The report of independent registered public accounting firm with respect to the Company’s financial statement schedule is on page 42. All other financial statement schedules not listed have been omitted because the required information is included in the consolidated financial statements or notes thereto, or is not applicable.

3.	EXHIBITS

Exhibit Number	Exhibit Description
2.1(7)	Sale and Purchase Agreement Between the Selling Shareholders of Sanomed Handelsgesellschaft mbH and PALME Verwaltungsgesellschaft mbH and the registrant.

2.2(8)	Agreement and Plan of Reorganization By and Among the registrant, Saxophone Merger Sub, Inc., Saxophone Acquisition Corporation, Tympany, Inc., the Shareholders of Tympany, Inc. and the Shareholder Representative.

3.2(1)	Amended and Restated Bylaws and Articles of Incorporation of the registrant.

10.1(1)	Form of indemnification agreement entered into by the registrant with its directors and executive officers.

10.2(1)#	1993 Stock Plan and form of agreements thereunder.

10.3(5)#	2000 Stock Plan and form of agreements thereunder.

10.4(4)#	2000 Employee Stock Purchase Plan.

10.5(9)#	Form of management continuity agreement entered into by the registrant with its executive officers.

10.6(3)	Preferred Stock Rights Agreement dated as of March 27, 2001 between the registrant and American Stock Transfer & Trust Company.

10.7(1)	Amended and Restated License Agreement dated March 21, 2000 between the registrant and Brigham Young University.

10.8(1)	Amended and Restated Exclusive License Agreement dated March 21, 2000 between the registrant and Brigham Young University.

10.9(2)	Subscription Agreement between K/S HIMPP and the registrant dated September 13, 2000.

10.10(2)	Patent License Agreement between K/S HIMPP and the registrant dated September 13, 2000.

10.11(10)#	Management Bonus Program.

10.12(1)	Lease Agreement dated April 28, 1999 between the registrant and 2795 E. Cottonwood Parkway, L.C.

10.13(6)	Amendment to Lease Agreement dated April 29, 1999 between the registrant and 2795 E. Cottonwood Parkway, L.C.

10.14(1)#	Letter Agreement dated May 4, 1997 between the registrant and Gregory N. Koskowich.

10.15(1)#	Letter Agreement dated September 24, 1999 between the registrant and Stephen L. Wilson.

21.1	Subsidiaries of the registrant.

Exhibit Number	Exhibit Description
23.1	Consent of independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (file no. 333-30566), as amended.

(2)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(3)	Incorporated by reference from the registrant’s Registration Statement on Form 8-A filed on April 16, 2001.

(4)	Incorporated by reference from the registrant’s Registration Statement on Form S-8 filed on August 16, 2002.

(5)	Incorporated by reference from the registrant’s Registration Statement on Form S-8 filed on August 30, 2002.

(6)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 20, 2004

(7)	Incorporated by reference from the registrant’s Form 8-K current report filed on May 29, 2003.

(8)	Incorporated by reference from the registrant’s Form 8-K Current Report filed on December 10, 2004.

(9)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(10)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

#	Designates a management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)	EXHIBITS

See Item 15(a) 3.

(c)	FINANCIAL STATEMENT SCHEDULE

See Item 15(a) 2.

Sonic Innovations, Inc.

Schedule II—Valuation and Qualifying Accounts

(in thousands)

	Year	Beginning balance	Additions	Deductions	Ending balance
Allowance for sales returns	2004	$3,487	$12,595	$13,267	$2,815
	2003	2,629	16,782	15,924	3,487
	2002	2,925	16,004	16,300	2,629

Allowance for doubtful accounts	2004	1,545	383	311	1,617
	2003	930	652	37	1,545
	2002	1,196	311	577	930

Accrued warranty	2004	4,115	5,136	4,725	4,526
	2003	3,613	3,924	3,422	4,115
	2002	2,347	4,381	3,115	3,613

Inventory reserves (1)	2004	1,864	1,400	1,711	1,553
	2003	1,111	1,133	380	1,864
	2002	774	908	571	1,111

Deferred income tax asset valuation allowances	2004	14,348	3,648	1,918	16,078
	2003	15,102	1,470	2,224	14,348
	2002	15,866	—	764	15,102

(1)	Includes reserves for excess and obsolete inventory and for product (inventory) returns. Provision is made to (i) reduce excess and obsolete inventories to their estimated net realizable values and (ii) for estimated product (inventory) returns in those countries that sell hearing aids on a retail basis and recognize a sale only upon acceptance by the consumer.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Sonic Innovations, Inc.:

Under date of March 30, 2005, we reported on the consolidated balance sheets of Sonic Innovations, Inc. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, which are included in the Sonic Innovations, Inc. Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Salt Lake City, Utah

March 30, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIC INNOVATIONS, INC.

Date: March 30, 2005	By:	/s/ ANDREW G. RAGUSKUS
Andrew G. Raguskus President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ STEPHEN L. WILSON
Stephen L. Wilson Senior Vice President and Chief Financial Officer and Secretary (Principal Financial Officer)

	By:	/s/ MICHAEL M. HALLORAN
Michael M. Halloran Vice President and Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers on behalf of the registrant on March 30, 2005.

By:	/s/ ANDREW G. RAGUSKUS
Andrew G. Raguskus President and Chief Executive Officer and Director

By:	/s/ STEPHEN L. WILSON Stephen L. Wilson Senior Vice President and Chief Financial Officer and Secretary

By:	/s/ MICHAEL M. HALLORAN Michael M. Halloran Vice President and Corporate Controller

By:	/s/ JAMES M. CALLAHAN
James M. Callahan, Director

By:	/s/ LEWIS S. EDELHEIT
Lewis S. Edelheit, Director

By:	/s/ KEVIN J. RYAN
Kevin J. Ryan, Director

By:	/s/ LAWRENCE C. WARD
Lawrence C. Ward, Director

By:	/s/ SAMUEL L. WESTOVER
Samuel L. Westover, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Sonic Innovations, Inc.:

We have audited the accompanying consolidated balance sheets of Sonic Innovations, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Innovations, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sonic Innovations, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Salt Lake City, Utah

March 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Sonic Innovations, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Sonic Innovations, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sonic Innovations, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Sonic Innovations, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Sonic Innovations, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Sonic Innovations, Inc. acquired Tympany, Inc. and several foreign retail stores (the “acquired entities”) during 2004, and management excluded from its assessment of the effectiveness of Sonic Innovations, Inc.’s internal control over financial reporting as of December 31, 2004, the acquired entities’ internal control over financial reporting associated with total assets of $8.3 million and total net sales of $2.4 million included in the consolidated financial statements of Sonic Innovations, Inc. and subsidiaries as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of Sonic Innovations, Inc. also excluded an evaluation of the internal control over financial reporting of the acquired entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sonic Innovations, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 30, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Salt Lake City, Utah

March 30, 2005

SONIC INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$8,221	$8,630
Marketable securities	10,482	8,565
Restricted cash, cash equivalents and marketable securities	10,571	5,989
Accounts receivable, net	16,092	16,232
Inventories	9,799	9,361
Prepaid expenses and other	2,969	2,492
Receivable from insurance company	—	7,000

Total current assets	58,134	58,269
Long-term marketable securities	2,321	4,165
Restricted long-term marketable securities	754	5,863
Property and equipment, net	10,086	6,493
Goodwill	27,326	19,911
Indefinite-lived intangible assets	7,646	7,061
Definite-lived intangible assets, net	7,328	3,529
Other assets	1,691	1,705

Total assets	$115,286	$106,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term loan	$1,364	$1,255
Payable to former owners of acquired businesses	3,627	—
Payable for settlement of lawsuit	—	7,000
Accounts payable	8,315	5,081
Accrued payroll and related expenses	3,085	3,166
Accrued warranty	4,526	4,115
Deferred revenue	5,455	2,773
Other accrued liabilities	5,419	6,533

Total current liabilities	31,791	29,923
Long-term loan, net of current portion	7,161	7,845
Deferred revenue, net of current portion	4,444	3,058
Other liabilities	787	1,117

Total liabilities	44,183	41,943

Commitments and contingencies (Notes 2, 6 and 12)
Shareholders’ equity:
Common stock, $0.001 par value; 70,000 shares authorized; 22,178 and 21,170 shares issued, respectively	22	21
Additional paid-in capital	118,135	114,685
Deferred stock-based compensation	(8)	(36)
Accumulated deficit	(50,797)	(51,208)
Accumulated other comprehensive income	7,524	5,364
Treasury stock; 974 shares at cost	(3,773)	(3,773)

Total shareholders’ equity	71,103	65,053

Total liabilities and shareholders’ equity	$115,286	$106,996

See accompanying notes to consolidated financial statements.

SONIC INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2004	2003	2002
Net sales	$98,534	$87,690	$68,018
Cost of sales	45,005	41,326	32,613

Gross profit	53,529	46,364	35,405

Selling, general and administrative expense	43,368	36,941	28,435
Research and development expense	9,710	9,767	8,348

Operating profit (loss)	451	(344)	(1,378)
Other income, net	38	1,537	1,476

Income before income taxes	489	1,193	98
Provision for income taxes	78	817	66

Net income	$411	$376	$32

Basic and diluted earnings per common share:
Basic	$0.02	$0.02	$0.00

Diluted	$0.02	$0.02	$0.00

Weighted average number of common shares outstanding:
Basic	20,733	19,941	19,595

Diluted	22,152	20,971	20,869

See accompanying notes to consolidated financial statements.

SONIC INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2001	20,121	$20	$112,288	$(507)	$(51,616)	$(276)	$(2,745)	$57,164
Comprehensive income:
Net income	—	—	—	—	32	—	—	32
Foreign currency translation adjustment	—	—	—	—	—	1,809	—	1,809

Comprehensive income								1,841
Exercise of stock options and warrant and employee stock purchase plan issuances	565	1	1,146	—	—	—	—	1,147
Treasury stock purchases, 144 shares	—	—	—	—	—	—	(658)	(658)
Stock-based compensation	—	—	—	351	—	—	—	351

Balance, December 31, 2002	20,686	21	113,434	(156)	(51,584)	1,533	(3,403)	59,845
Comprehensive income:
Net income	—	—	—	—	376	—	—	376
Foreign currency translation adjustment	—	—	—	—	—	3,831	—	3,831

Comprehensive income								4,207
Exercise of stock options and employee stock purchase plan issuances	484	—	1,253	—	—	—	—	1,253
Treasury stock acquired in acquisition, 100 shares	—	—	—	—	—	—	(370)	(370)
Stock-based compensation	—	—	(2)	120	—	—	—	118

Balance, December 31, 2003	21,170	21	114,685	(36)	(51,208)	5,364	(3,773)	65,053
Comprehensive income:
Net income	—	—	—	—	411	—	—	411
Foreign currency translation adjustment	—	—	—	—	—	2,160	—	2,160

Comprehensive income								2,571
Exercise of stock options and employee stock purchase plan issuances	812	1	2,642	—	—	—	—	2,643
Issuance of common stock in connection with an acquisition	196		808					808
Stock-based compensation	—	—	—	28	—	—	—	28

Balance, December 31, 2004	22,178	$22	$118,135	$(8)	$(50,797)	$7,524	$(3,773)	$71,103

See accompanying notes to consolidated financial statements.

SONIC INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$411	$376	$32
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,558	2,812	2,019
Stock-based compensation	28	118	351
Foreign currency gains, net	(570)	(1,610)	(527)
Deferred income taxes	1,898	290	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	1,788	(2,378)	1,429
Inventories	840	(340)	801
Other assets	491	(210)	(49)
Accounts payable, accrued expenses and deferred revenue	(5,095)	(1,106)	(3,375)

Net cash provided by (used in) operating activities	3,349	(2,048)	681
Cash flows from investing activities:
Acquisitions and contingent consideration, net of cash acquired	(5,556)	(8,281)	(7,511)
Purchase of property and equipment	(5,773)	(2,292)	(2,146)
Investments and advances, net	102	246	(1,798)
Purchase of marketable securities	(15,054)	(27,281)	(70,301)
Proceeds from sale or maturity of marketable securities	14,981	26,466	80,307

Net cash used in investing activities	(11,300)	(11,142)	(1,449)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan issuances	2,643	1,253	1,147
Proceeds from pre-acquisition receivables payable to previous owners of acquired business	5,136	—	—
Purchase of restricted marketable securities used to collateralize letter of credit	(15,849)	(1,896)	—
Proceeds from maturity of restricted marketable securities used to collateralize letter of credit	16,375	—	—
Proceeds from short-term loan	—	13,000	—
Principal payment on short-term loan	—	(13,000)	—
Proceeds from long-term obligation	—	8,445	—
Principal payments on long-term obligations	(1,242)	(399)	(349)
Purchase of common stock for treasury	—	—	(658)

Net cash provided by financing activities	7,063	7,403	140
Effect of exchange rate changes on cash and cash equivalents	479	727	389

Net decrease in cash and cash equivalents	(409)	(5,060)	(239)
Cash and cash equivalents, beginning of the year	8,630	13,690	13,929

Cash and cash equivalents, end of the year	$8,221	$8,630	$13,690

Supplemental cash flow information:
Cash paid during the year for interest	$353	$92	$35
Cash paid during the year for income taxes	2,480	65	—
Supplemental disclosure of acquisition related activity:
Fair value of assets acquired	$11,039	$22,857	$13,411
Liabilities assumed	(5,521)	(9,443)	(4,695)

Purchase consideration	5,518	13,414	8,716
Additional purchase consideration due to achievement of milestones	2,339	635	—
Less: Stock issued and accrued consideration and expenses	(1,414)	—	—
Cash acquired in acquisitions	(887)	(5,768)	(1,205)

Acquisitions and contingent consideration, net of cash acquired	$5,556	$8,281	$7,511

See accompanying notes to consolidated financial statements.

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

NOTE 1.    NATURE OF OPERATIONS

Sonic Innovations, Inc. (the “Company”) is a hearing healthcare company that designs, develops, manufacturers and markets advanced digital hearing aids intended to provide the highest levels of satisfaction for hearing impaired consumers and proprietary auditory testing equipment that automates the four most commonly performed hearing tests. Capitalizing on what it believes is an advanced understanding of human hearing, the Company has developed patented digital signal processing (DSP) technologies and embedded them in a single-chip DSP platform. In countries where the Company has direct (owned) operations, it sells directly to hearing care professionals, and in several of those countries, it sells hearing aids directly to hearing impaired consumers. In other parts of the world where the Company does not have direct operations, it sells principally to distributors.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Sonic Innovations, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates affecting the financial statements are those related to allowance for doubtful accounts, sales returns, inventory obsolescence, long-lived asset impairment, warranty accruals and deferred income tax asset valuation allowances. Actual results could differ from those estimates.

Revenue Recognition and Concentrations of Credit Risk. Sales are recognized when (i) products are shipped, except for hearing aid retail sales, which are recognized upon acceptance by the consumer, (ii) persuasive evidence of an arrangement exists, (iii) title and risk of loss has transferred, (iv) the price is fixed and determinable, (v) contractual obligations have been satisfied, and (vi) collectability is reasonably assured. Net sales consist of product sales less provisions for sales returns, which are made at the time of sale. The Company generally has a 60-day return policy, and allowances for sales returns are reflected as a reduction of sales and accounts receivable. If actual sales returns differ from the Company’s estimates, revisions to the sales returns and allowance reserve will be required. Allowances for sales returns were as follows:

	2004	2003	2002
Balance, beginning of year	$3,487	$2,629	$2,925
Provisions and acquisitions	12,595	16,782	16,004
Returns processed	(13,267)	(15,924)	(16,300)

Balance, end of year	$2,815	$3,487	$2,629

The Company performs ongoing credit evaluations of its customers and provides for doubtful accounts. As of December 31, 2004 and 2003, allowances for doubtful accounts were $1,617 and $1,545, respectively. No single customer comprised 10% or more of net sales or accounts receivable in 2004, 2003 and 2002.

Revenues related to sales of separately priced extended service contracts are deferred and recognized on a straight-line basis over the contractual periods.

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Warranty. The Company provides for the cost of remaking and repairing products under warranty at the time of sale. These costs are included in cost of sales. When evaluating the adequacy of the warranty reserve, the Company analyzes the amount of historical and expected warranty costs by geography, by product family, by model and by warranty period as appropriate. If actual product failure rates or repair and remake costs differ from the Company’s estimates, revisions to the warranty accrual will be required.

Accrued warranty costs were as follows:

	2004	2003	2002
Balance, beginning of year	$4,115	$3,613	$2,347
Provisions and acquisitions	5,136	3,924	4,381
Costs incurred	(4,725)	(3,422)	(3,115)

Balance, end of year	$4,526	$4,115	$3,613

Cash Equivalents. The Company considers all short-term investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2004 and 2003, cash equivalents consisted of certificates of deposit and money market funds totaling $5,854 and $5,917, respectively. As of December 31, 2004, the Company had pledged $11,325 of cash, cash equivalents and marketable securities as security for a long-term loan (see Note 6).

Marketable Securities. The Company designates the classification of its marketable securities at the time of purchase and re-evaluates this designation as of each balance sheet date. As of December 31, 2004 and 2003, the Company’s investment portfolio consisted of corporate debt securities classified as held-to-maturity and was presented at its amortized cost, which approximated market value. The amortized cost of corporate debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. A decline in the market value below cost that is deemed other than temporary is charged to results of operations resulting in the establishment of a new cost basis. The Company’s investment policy is to purchase debt securities with (i) anticipated maturity dates of 18 months or less from the date of purchase and (ii) minimum ratings of A-1 from Standard & Poor’s and P-1 from Moody’s

Inventories. Inventories are stated at the lower of cost or market using the first-in, first-out method. The Company includes material, labor and manufacturing overhead in the cost of inventories. Provision is made (i) to reduce excess and obsolete inventories to their estimated net realizable values and (ii) for estimated product (inventory) returns in those countries that sell on a retail basis and recognize a sale only upon acceptance by the consumer. As of December 31, 2004 and 2003, inventory reserves were $1,553 and $1,864, respectively.

Purchase Commitments. The Company reviews its firm purchase commitments at each reporting date to determine if commitments are at prices in excess of net realizable value. To the extent such commitments exceed net realizable value, the Company’s policy is to recognize a loss in the period in which an impairment in value becomes evident. There were no such losses recognized in 2004, 2003 and 2002.

Property and Equipment. Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives, which are generally 7 years for furniture and fixtures and 3 to 5 years for machinery and equipment. Leasehold improvements are amortized over the shorter of the estimated useful lives or the lease term. Upon the retirement or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts. The resulting gain or loss is included in net income. Major renewals and betterments are capitalized while minor expenditures for maintenance and repairs are charged to expense as incurred.

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Impairment of Long-Lived Assets. Long-lived tangible assets and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset group and its eventual disposition. Measurement of an impairment loss for such assets is based on the fair value of the asset. There were no such losses recognized in 2004, 2003 and 2002.

Goodwill and Indefinite-Lived Intangible Assets. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” prohibits the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives. Goodwill and indefinite-lived intangibles are required to be tested for impairment on an annual basis (and between annual tests in certain circumstances) and written down when impaired. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Based on impairment tests performed on each of the Company’s acquired operations, there was no impairment of goodwill or indefinite-lived intangible assets in 2004, 2003 and 2002. The Company has chosen to perform annual impairment testing in the fourth quarter of each year. There can be no assurance that future impairment tests will not result in an impairment charge.

Shipping and Handling. Shipping and handling revenues are included in net sales and costs are included in cost of sales.

Research and Development. Research and development costs, which include basic research, development of useful ideas into new products, continuing support and enhancement of existing products and regulatory and clinical activities, are expensed as incurred.

Patents. During 2004, 2003 and 2002, the Company expensed direct costs associated with obtaining and filing patents of $294, $256 and $272, respectively.

Advertising. Advertising costs are expensed as incurred and were $2,928, $2,209 and $2,605, in 2004, 2003 and 2002 respectively.

Derivative Instruments. The Company enters into readily marketable forward contracts with financial institutions to minimize the short-term impact of foreign currency fluctuations on certain intercompany balances. The Company does not enter into these contracts for trading or speculation purposes. Gains and losses on the contracts are included in net income and offset foreign exchange gains or losses recognized on the revaluation of certain intercompany balances. The Company’s foreign exchange forward contracts generally mature one to three months from the contract date. The Company entered into forward contracts for $2,715 (2,000 Euro) and $2,328 (3,000 Australian dollars) as of December 31, 2004, both of which expire on March 31, 2005.

Income Taxes. All income tax amounts reflect the use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the expected future income tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. A valuation allowance is provided to offset deferred income tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized.

Earnings Per Common Share. Basic earnings per common share is calculated based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

calculated based upon the weighted average number of shares of common stock outstanding, plus the dilutive effect of common stock equivalents calculated using the treasury stock method. Dilutive common stock equivalents in 2004 consisted of 22,803 shares related to an accrued earn-out in connection with the Tympany acquisition (see Note 6) and 1,395,991 shares pertaining to 3,198,670 stock options. Dilutive common stock equivalents in 2003 and 2002 consisted of 1,030,412 and 1,273,619 shares, respectively pertaining to 2,855,110 and 2,987,695 stock options, respectively. Antidilutive common stock equivalents, consisting of stock options and a warrant, of 1,302,738, 1,920,081 and 1,548,439 in 2004, 2003 and 2002, respectively were excluded from diluted earnings per common share calculations.

Fair Value of Financial Instruments. The Company’s financial instruments consist primarily of cash equivalents, marketable securities, foreign exchange forward contracts, advances and long-term debt. The carrying values of the financial instruments approximate their fair values based on current interest rates and available market information.

Foreign Currency Translation. The accounts of the Company’s subsidiaries are translated into United States (“U.S.”) dollars using the exchange rate at the balance sheet date for assets and liabilities and the weighted average exchange rate for the period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in other income (expense).

Employee Stock Option Plans. As of December 31, 2004, the Company had stock-based compensation plans for employees and directors, which are described more fully in Note 14. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic value method, no compensation expense is recognized in the results of operations when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant.

If the Company elected to adopt the optional fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” for its stock plans, net income and earnings per share as reported would have been adjusted to the pro forma amounts indicated below:

	2004	2003	2002
Net income (loss):
As reported	$411	$376	$32
Add: Stock-based employee compensation included in reported net income	28	118	351
Deduct: Stock-based employee compensation expense determined under the fair value method	(7,342)	(3,280)	(3,792)

Pro forma	$(6,903)	$(2,786)	$(3,409)

Basic earnings (loss) per share:
As reported	$0.02	$0.02	$0.00

Pro forma	$(0.33)	$(0.14)	$(0.17)

Diluted earnings (loss) per share:
As reported	$0.02	$0.02	$0.00

Pro forma	$(0.33)	$(0.14)	$(0.17)

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

No tax effects were included in the determination of the pro forma amounts because the deferred tax asset resulting from stock-based compensation would be offset by a valuation allowance.

The Company accelerated the exercisability of 1,009,221 previously awarded stock options with exercise prices greater than the closing price of it common stock as of December 23, 2004 of $4.18 per share. This resulted in an acceleration of $3,510 of stock-based employee compensation expense determined under the fair value method recorded in the 2004 pro forma amounts disclosed above. The exercise prices and number of shares subject to the acceleration were unchanged.

In determining the pro forma amounts in the table above, the fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Stock Options			Employee Stock Purchase Plan
	2004	2003	2002	2004	2003	2002
Risk free rate of return	3.4%	3.1%	4.6%	2.0%	1.8%	1.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Volatility	83%	87%	89%	74%	73%	64%
Expected life	5 years	5 years	5 years	2 years	2 years	2 years

Comprehensive Income. The Company computes comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for the reporting and presentation of other comprehensive income and its components in the financial statements. Other comprehensive income includes net income plus the results of certain changes in shareholders’ equity that are not reflected in the results of operations. The Company’s comprehensive income consisted of changes in foreign currency translation adjustments, which were not adjusted for income taxes as they related to specific indefinite investments in foreign subsidiaries.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation

New Accounting Pronouncements. In December 2004, the FASB issued No. 123R, “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the third quarter of 2005. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company is currently evaluating the requirements of SFAS No. 123R and expects that adoption of SFAS No. 123R may have a material effect on its results of operations. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, including whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” indicating that this deduction should be accounted for as a special deduction in accordance with the provisions of SFAS No. 109. Beginning in 2005, the Company will recognize the allowable deductions as qualifying activities occur. The adoption of FSP No. FAS 109-1 did not have a material effect on the Company’s results of operations and financial position.

In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting for Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“the Act”). The Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FSP No. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. The adoption of FSP No. FAS 109-2 did not have a material effect on the Company’s results of operations and financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of Accounting Research Bulletin No. 43, Chapter 4” to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal” as stated in Accounting Research Bulletin No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect that adoption of SFAS No. 151 will have a material effect on its results of operations and financial position.

NOTE 3.    MARKETABLE SECURITIES

Marketable securities as of December 31 consisted of the following:

	2004				2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate	$17,850	$—	$(86)	$17,764	$11,584	$6	$(6)	$11,584
U.S. government	483	—	(1)	482	7,668	8	(8)	7,668
Municipal obligations	2,823	—	(9)	2,814	2,861	—	—	2,861
Other	—	—	—	—	573	—	(1)	572

Total	$21,156	$—	$(96)	$21,060	$22,686	$14	$(15)	$22,685

All securities in an unrealized position as of December 31, 2004 are held-to-maturity debt securities. These securities were not impaired at acquisition and the decline in fair value is due solely to interest rate fluctuations. With the exception of one debt security with a face value of $500, which matures in June 2005, all declines in the fair value occurred during 2004.

NOTE 4.    INVENTORIES

Inventories as of December 31 consisted of the following:

	2004	2003
Raw materials	$2,863	$1,709
Components	1,960	2,244
Work in progress	117	223
Finished goods	4,859	5,185

Total	$9,799	$9,361

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

NOTE 5.    PROPERTY AND EQUIPMENT

Property and equipment as of December 31 consisted of the following:

	2004	2003
Machinery and equipment	$6,470	$5,272
Computer equipment and software	10,146	7,570
Furniture and office equipment	5,598	4,188
Leasehold improvements	969	397

	23,183	17,427

Less accumulated depreciation and amortization	(13,097)	(10,934)

Total	$10,086	$6,493

NOTE 6.    ACQUISITIONS

In 2004, the Company acquired Tympany and several foreign retail stores. In 2003, the Company acquired Sanomed Handelsgesellschaft mbH (“Sanomed”) and several foreign retail stores. In 2002, the Company acquired seven foreign hearing aid businesses.

Tympany. In December 2004, the Company acquired 100% of the stock of Tympany, Inc. (“Tympany”). Tympany developed the Otogram, a machine that automates the four commonly performed tests for diagnosing hearing loss. The Company will continue to sell the Otogram, but also anticipates placing the machine with primary care physicians and charging a per-procedure fee. The Company also anticipates that patients diagnosed with a hearing loss based on Otogram testing will be referred to one of the Company’s hearing aid retail customers, thus providing an opportunity for increased hearing aid sales.

The initial purchase price of $2,191, including expenses of $183, consisted of $1,200 in cash and 196,115 shares of the Company’s common stock valued at $808 based on the average closing price of the common stock for the period beginning two days before and ending two days after the closing of the transaction. In addition, a $500 loan made by the Company to Tympany has been reflected as additional consideration. Contingent consideration in the form of an earn-out will be paid based on the following schedule: 2005 – 35% of net 2005 Tympany (Otogram) revenue, plus 10% of net 2005 hearing aid sales less a base amount; 2006 – 35% of net 2006 Tympany revenue, plus 10% of net 2006 hearing aid sales less 105% of a base amount; and 2007 – 20% of the lesser of 2007 or 2006 net Tympany revenue, plus 35% of any excess of 2007 net Tympany revenue over 2006 net Tympany revenue, plus 10% of net 2007 hearing aid sales less 110% of a base amount. Payment will be made in a combination of cash (60%) and Company common stock (40%). As of December 31, 2004, the Company accrued $237 as additional purchase price pertaining to December 2004 net Tympany revenue under this contingent consideration arrangement. Amortizable intangibles acquired included technology ($2,085), brand names ($529), non-compete agreements and other ($391) and customer databases ($445). Goodwill in connection with the transaction will not be deductible for tax purposes.

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

The results of operations of Tympany are included in the results of operations of the Company from December 1, 2004. The following table sets forth summary pro forma consolidated financial information as if the acquisition had taken place at the beginning of the periods presented:

	2004	2003
Net sales	$101,334	$88,763
Operating loss	(5,109)	(3,734)
Net loss	(5,230)	(3,034)
Loss earnings per common share:
Basic	$(0.25)	$(0.15)

Diluted	$(0.25)	$(0.15)

Weighted average number of common shares outstanding:
Basic	20,929	20,137

Diluted	20,929	20,137

Sanomed. In May 2003, the Company acquired 100% of the stock of Sanomed, a distribution company that markets hearing aids directly to German hearing impaired customers through ear-nose-throat (ENT) physicians. The results of operations of Sanomed are included in the results of operations of the Company from May 1, 2003. The initial consideration paid by the Company including expenses was $13,414. Under the terms of the purchase agreement, contingent consideration in the form of an earn-out of $1,556 was paid in 2004 based on achievement of targeted net sales for the one year period ended May 31, 2004, and additional contingent consideration of up to a maximum of $3,751 will be payable based on annual sales performance for the one year periods ending May 31, 2005 and 2006. Under the terms of the purchase agreement, the Company is required to remit to the former owners of Sanomed any money collected on certain accounts receivable that were written-off prior to the acquisition. In 2004, the Company collected $5,136 of such accounts receivables, and the net after tax amount of $3,081 will be remitted to the former owners in 2005.

Purchase Price Allocation. The purchase prices of the acquired companies have been allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Goodwill represents the excess of purchase price over the net identifiable assets acquired. Allocations have required management judgment and have been substantially supported with appraisals from independent valuation companies especially with respect to the valuation of intangible assets. Critical estimates in valuing certain intangible assets included, but were not limited to, future expected cash flows from customer databases, distribution agreements, purchased technology and technology licenses, non-compete agreements, software and brand names, as well as the time period over which the intangible assets will continue to have value. Management’s estimates of fair value have been based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

The following table sets forth the initial allocation of the aggregate purchase price of the acquired businesses:

	2004	2003	2002
Current assets	$2,964	$10,576	$4,555
Property and equipment and other assets	395	401	457
Goodwill and indefinite-lived intangible assets	3,363	9,834	7,834
Definite-lived intangible assets	4,317	2,046	565
Current liabilities	(3,436)	(2,480)	(4,695)
Deferred revenue	(2,085)	(3,543)	—
Deferred taxes and other liabilities	—	(3,420)	—

Total	$5,518	$13,414	$8,716

Under the terms of the Tympany purchase agreement, the Company is required to pay the first $250 of any losses incurred in connection with a lawsuit filed by Tympany’s former contract manufacturer, and any losses in excess of $250 will be shared equally between the Company and Tympany’s former owners. Therefore, the allocation of the Tympany purchase price is preliminary as motions for partial summary judgment are pending and discovery is in the beginning phases.

Contingent Consideration. During the years ended December 31, 2004 and 2003, the Company recorded $2,339 and $635, respectively of contingent consideration in accordance with contractually established earn-out provisions. The 2004 earn-out amounts related to Sanomed ($1,556), a 2002 acquisition in the Netherlands ($546) and Tympany ($237). The 2003 earn-out amounts related to 2002 acquisitions in Denmark ($350) and England ($285). As of December 31, 2004, the Company had accrued $606 pertaining to an earn-out payment to be made in connection with the acquisition in the Netherlands ($546) and expenses incurred in connection with the Tympany acquisition ($60). The Tympany earn-out was applied against a receivable from the former owners of approximately an equal amount.

NOTE 7.    INTANGIBLE ASSETS

Definite-lived intangible assets as of December 31 consisted of the following:

		2004		2003
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchased technology and technology licenses	3-13 years	$3,633	$570	$1,350	$416
Brand names	3-15 years	3,373	624	2,116	269
Non-compete agreements	5 years	843	153	419	56
Customer databases	2-5 years	769	131	142	35
Distribution agreements	2-5 years	357	274	300	160
Software and other intangibles	1-5 years	227	122	200	62

Total		$9,202	$1,874	$4,527	$998

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Amortization of definite-lived intangible assets is calculated using the straight-line method over the estimated useful lives of the assets. Estimated annual amortization expense for the years 2005 through 2009 is as follows: 2005–$1,260; 2006–$1,179; 2007–$1,080; 2008–$910; and 2009–$814.

Goodwill and indefinite-lived intangible assets for the years ended December 31, 2004 and 2003 were as follows:

	2004	2003
Balance, beginning of year	$26,972	$13,311
Acquisitions	3,363	9,834
Contingent consideration (earn-out payments)	2,339	635
Reversal of Australian deferred income tax valuation allowances	—	(512)
Foreign currency impact	2,298	3,704

Balance, end of year	$34,972	$26,972

NOTE 8.    OTHER ASSETS

Other assets as of December 31 consisted of the following:

	2004	2003
Investments and advances	$1,232	$1,461
Other assets	459	244

Total	$1,691	$1,705

Investments and advances consisted of one investment and one advance to two separate business partners and a number of advances to customers. Customer advances are generally secured by the assets of the business, life insurance policies and/or personal guarantees. Prior to making a customer advance, the Company performs a thorough credit evaluation. The advances generally bear interest at rates ranging from 5% to 8%, are evidenced by promissory notes, and have terms of five years and less. The Company discontinues the accrual of interest income when an advance is determined to be non-performing. Investments and advances are stated at cost, net of valuation allowances of $168 and $153 as of December 31, 2004 and 2003, respectively.

NOTE 9.    LONG-TERM LOAN

A $13,000 short-term loan, which funded the Company’s acquisition of Sanomed, was repaid and partially replaced during the third quarter 2003 with a long-term loan of 7,500 Euro from a German bank. As of December 31, 2004, the balance of the long-term loan was 6,250 Euro ($8,525). The interest rate applicable to the new loan is 1.0% above the EURIBOR rate (3.29% as of December 31, 2004). The loan is collateralized by a letter of credit from a U.S. bank, and the Company pledged $11,325 of its cash, cash equivalents and marketable securities as security to obtain a reduced interest rate of 0.6% on this letter of credit. The loan payments are 250 Euro ($341 as of December 31, 2004) per quarter. The effective interest rates on this loan in 2004 and 2003 were 3.88% and 3.78%, respectively.

NOTE 10.    CAPITAL STOCK

Preferred Stock. The Company’s certificate of incorporation authorizes the issuance of 5,000,000 shares of preferred stock with terms and preferences designated therein. As of December 31, 2004, no preferred shares were outstanding.

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

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

NOTE 11.    OTHER INCOME

Other income consisted of the following:

	2004	2003	2002
Interest income and other	$545	$482	$982
Interest expense	(325)	(165)	(33)
Foreign currency exchange gain (loss)	(182)	1,220	527

Total	$38	$1,537	$1,476

NOTE 12.    COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases various equipment and office space under noncancelable operating leases that expire at various dates through 2011. Rental expense was $3,438, $3,545 and $2,233 in 2004, 2003 and 2002, respectively. Future minimum lease payments under noncancelable leases for the next five years and thereafter as of December 31, 2004 totaled $12,842 and are due as follows: 2005—$3,334; 2006—$2,993; 2007—$2,702; 2008—$2,103; 2009—$1,192; and thereafter—$518. Sublease revenue of $100, $118 and $263 in 2004, 2003 and 2002, respectively was netted against rental expense.

Brigham Young University Technology License Agreements. The Company has a paid-up license with Brigham Young University (BYU) to utilize certain patents involving hearing aid signal processing, audio signal processing and hearing compression. The agreement remains in effect until the expiration of the last patent right in 2013 and can be terminated by BYU in the event of circumstances outlined in the agreement. During the term of the agreement, the Company is responsible for the payment of all fees and costs associated with filing and maintaining patent rights.

The Company also has a license agreement with BYU to utilize certain “noise suppression” technologies owned by BYU. The agreement remains in effect indefinitely, unless terminated by BYU in the event of circumstances outlined in the agreement. Under the terms of this agreement, the Company is required to make royalty payments to BYU in the amount of 0.5% of the adjusted gross sales of the licensed products sold or otherwise transferred to an end user for as long as the Company uses this technology. This agreement may be terminated without cancellation fees. Royalty expense pertaining to this license was $193, $129 and $160 in 2004, 2003 and 2002, respectively.

K/S HIMPP License Agreement. The Company has a paid-up license agreement with K/S HIMPP, a Danish partnership, to use technology covered by approximately 200 patents owned by K/S HIMPP that are considered essential for the sale of programmable hearing aids. The paid-up license is being amortized over the life of the technology through 2013. Amortization expense pertaining to this license was $99, $99 and $106 in 2004, 2003 and 2002, respectively.

Digital License Agreement. The Company has a license agreement with another company that provides the Company with an exclusive worldwide license to utilize patents involving directional signal processing. Under

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

the terms of this agreement, the Company is required to pay a royalty equal to 0.5% of net sales of hearing aid products or a minimum quarterly fee, whichever is greater. Royalty expense pertaining to this license was $80 and $40 in 2004 and 2003, respectively.

Manufacturing License Agreement. The Company has a license agreement with a competitor that provides the Company with the technology to produce hearing aid shells using an automated process. Under the terms of this agreement, the Company is obligated to pay a royalty based on the number of units produced using such technology. There has been no royalty expense pertaining to this license to date.

Legal Matters. The Company’s wholly owned subsidiary, Tympany, filed a declaratory judgment action in March 2004 against BioCell and International Biophysics Corp. (collectively, “IBC”) stemming from a dispute regarding manufacturing services performed by IBC for Tympany. IBC has counterclaimed and seeks, among other claims, lost profits and punitive damages. Motions for partial summary judgment are pending and discovery is in the beginning phases. No trial date has been set. The Company strongly denies the allegations in IBC’s counterclaim and intends to defend itself vigorously; however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect on the Company’s results of operations.

The Company was a defendant in a lawsuit filed in October 2000 claiming that the Company and certain of its officers and directors violated federal securities laws and, as a result, was able to complete its IPO and have its stock trade at inflated levels. The Company reached an agreement to settle the securities class action lawsuit for a cash payment of $7,000, which was funded in 2004 by the Company’s directors and officer’s liability insurance. The settlement had no impact on the Company’s results of operations and financial position.

From time to time the Company is subject to legal proceedings, claims and litigation arising in the ordinary course of the business. Most of these legal actions are brought against the Company by others and, when the Company feels it is necessary to protect its stockholders’ investment, the Company may bring legal actions itself. Actions can stem from disputes regarding the ownership of intellectual property, customer claims regarding the function or safety of the Company’s products, government regulation or employment issues, among other sources. Litigation is inherently uncertain, and therefore we cannot predict the eventual outcome of any such lawsuits. However, the Company does not expect that the ultimate resolution of any known legal action, other than as mentioned above, will have a material adverse effect on its results of operations and financial position.

NOTE 13.    INCOME TAXES

Income (loss) before income taxes consisted of the following:

	2004	2003	2002
Domestic	$3,130	$3,495	$315
Foreign	(2,641)	(2,302)	(217)

Total	$489	$1,193	$98

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

The provision for income taxes consisted of the following:

	2004	2003	2002
Domestic:
Current	$201	$119	$—
Deferred	—	—	—

	201	119	—
Foreign:
Current	1,980	408	66
Deferred	(2,103)	290	—

	(123)	698	66

Total	$78	$817	$66

The following table presents the principal reasons for the difference between the actual effective income tax rate and the U.S. federal statutory income tax rate:

	2004	2003	2002
U.S. federal statutory income tax rate	34.0%	34.0%	34.0%
State income tax rate, net of federal income tax effect	8.7	1.5	—
Foreign earnings taxed at different rates	31.2	124.1	142.6
Non-deductible items and other	79.8	11.1	37.8
Change in valuation allowance	(137.7)	(102.2)	(147.1)

Effective income tax rate	16.0%	68.5%	67.3%

Deferred income taxes are determined based on the differences between the financial reporting and income tax bases of assets and liabilities using enacted income tax rates expected to apply when the differences are expected to be settled or realized. As of December 31 significant components of the net deferred income tax liability were as follows:

	2004	2003
Deferred income tax assets:
Net operating loss carry-forwards	$12,953	$9,971
Allowance for sales returns and doubtful accounts	1,404	1,479
Inventory allowances and warranty accruals	1,504	956
Deferred revenue	1,614	730
Accumulated research and development credits	889	854
Other	1,533	958

Sub-total	19,897	14,948
Valuation allowance	(16,078)	(14,348)

Deferred income tax assets	3,819	600
Deferred income tax liabilities:
Inventory	(82)	(1,020)
Depreciation	(662)	(65)
Acquired intangible assets	(2,218)	(866)
Other	(933)	(622)

Deferred income tax liabilities	(3,895)	(2,573)

Net deferred income tax liabilities	$(76)	$(1,973)

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Deferred income tax assets and liabilities were netted by income tax jurisdiction and were reported in the consolidated balance sheets as of December 31 as follows:

	Reported In	2004	2003
Current deferred income tax assets	Prepaid expenses and other	$591	$352
Non-current deferred income tax assets	Other assets	202	—
Current deferred income tax liabilities	Other accrued liabilities	(82)	(1,459)
Non-current deferred income tax liabilities	Other liabilities	(787)	(866)

Net deferred income tax liabilities		$(76)	$(1,973)

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of its non-U.S. subsidiaries since these earnings are intended to be reinvested indefinitely and therefore, the foreign currency translation adjustment included in other comprehensive income has not been tax effected. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

Valuation allowances for the deferred income tax assets were recorded due to the uncertainty of their realization based principally upon the Company’s lack of profitability to date. In addition, net deferred income tax assets recognized in the Company’s acquisitions have been fully reserved. In 2003, the Company reversed a valuation allowance of $512 established in connection with the acquisition of its Australian business and accordingly reduced the recorded indefinite-lived intangible asset.

As of December 31, 2004, the Company had net operating loss carry-forwards for U.S. federal income tax reporting purposes totaling $27,914 that will begin to expire in 2018 if not utilized. Approximately $8,502 of the U.S. net operating loss carryforward will be subject to annual limitations under Section 382 of the Internal Revenue Code due to the change in ownership on the acquisition of Tympany. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. The Company has various state net operating loss carry-forwards, which expire depending on the rules of the various states to which the net operating loss is allocated. Non–U.S. net operating loss carryforwards of $9,406 will begin to expire in 2005.

Approximately $1,432 of net operating loss carryforwards as of December 31, 2004 were attributable to deductions associated with the exercise of Company stock options, the benefit of which will be credited to additional paid-in capital when realized.

The Company has federal research and development tax credit carryforwards of approximately $889 that begin to expire in 2009. The Company also has alternate minimum tax credit carryforwards of approximately $115 that have no expiration date.

NOTE 14.    STOCK–BASED COMPENSATION

Stock Options. The Company’s 2000 Stock Plan provides for the issuance of a maximum of 8,247,196 shares of common stock. The plan allows for the grant of incentive or nonqualified stock options, stock purchase

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

rights and restricted stock and is administered by the Board of Directors who determines the type, quantity, terms and conditions of any award, including any vesting conditions. The maximum term of an option may not exceed ten years and the plan will expire in 2010. As of December 31, 2004, 1,024,121 shares were available for grant under the plan. Options generally vest over a four-year period from the grant date. The plan contains an evergreen provision that allows the Board to annually increase the number of shares available by the lesser of (i) 5% of the total outstanding shares, (ii) 789,474 shares, or (iii) a lesser amount as determined by the Board. In connection with the grant of certain stock options prior to the Company’s initial public offering in May 2000, the Company recorded deferred stock-based compensation of $4,638, representing the difference between the exercise price and the deemed fair value of the Company’s common stock on the date of grant for stock options granted in the one-year period preceding the initial filing of the Company’s initial public offering. The Company is amortizing the deferred stock-based compensation over the option vesting periods and periodically adjusts the balance for option forfeitures.

The Company’s stock option activity was as follows:

	Option shares	Weighted average exercise price
Outstanding at December 31, 2001	3,560,288	$4.50
Granted	1,523,989	4.70
Exercised	(352,283)	1.44
Forfeited or expired	(204,860)	6.70

Outstanding at December 31, 2002	4,527,134	4.72
Granted	1,521,250	4.75
Exercised	(279,858)	2.01
Forfeited or expired	(876,324)	5.55

Outstanding at December 31, 2003	4,892,202	4.73
Granted	418,550	4.57
Exercised	(516,231)	3.26
Forfeited or expired	(124,031)	8.30

Outstanding at December 31, 2004	4,670,490	$4.78

As of December 31, 2004, 2003 and 2002, there were options exercisable for 3,911,507, 2,546,903 and 2,051,019 shares of common stock at weighted average exercise prices of $4.99, $4.54 and $4.13 per share, respectively. Stock options outstanding and exercisable as of December 31, 2004 were as follows:

Range of exercise prices	Options Outstanding			Options Exercisable
	Shares	Weighted average exercise price	Weighted average remaining life (years)	Shares	Weighted average exercise price
$0.19 — $2.86	886,455	$2.05	5.8	602,938	$1.67
3.49 — 3.94	793,140	3.69	6.6	574,881	3.67
4.02 — 4.55	1,049,272	4.34	8.1	877,772	4.39
4.75 — 6.13	979,865	5.72	7.0	894,158	5.72
6.16 — 8.00	783,593	6.81	7.6	783,593	6.81
8.65 — 18.00	178,165	11.77	6.1	178,165	11.77

Total	4,670,490	$4.78	7.0	3,911,507	$4.99

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

The Company accelerated the excercisability of 1,009,221 previously awarded stock options with exercise prices greater than the closing price of its common stock as of December 23, 2004 of $4.18 per share. The exercise prices and number of shares subject to the acceleration were unchanged.

Warrant. The Company issued a warrant in 2000 to purchase 20,706 shares of common stock at $3.80 per share in connection with obtaining a bank line of credit, and this warrant was subsequently exercised on a net basis and 7,806 shares were issued in 2002. As of December 31, 2004, there were no warrants outstanding.

NOTE 15.    EMPLOYEE BENEFIT PLANS

The Company has an employee savings and retirement plan that is a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows for matching contributions at the discretion of the Company. The Company matches 25% of each employee’s first 4% of salary deferral and expensed $114, $109 and $72 for this match in 2004, 2003 and 2002, respectively.

The Company has an employee stock purchase plan that allows participating employees to purchase, through employee payroll deductions, shares of the Company’s unissued common stock at 85% of the fair market value on specified dates. Employees purchased 295,967, 204,556 and 205,841 shares of common stock in 2004, 2003 and 2002, respectively under the plan. As of December 31, 2004, 57,362 shares of common stock were reserved for issuance under the plan. The plan contains an evergreen provision that allows the Board to annually increase the number of shares available under the plan by the lesser of (i) 2% of the total outstanding shares, (ii) 200,000 shares, or (iii) a lesser amount as determined by the Board.

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

NOTE 16.    SEGMENT INFORMATION

The Company is a hearing healthcare company. The Company designs, develops, manufactures and markets advanced digital hearing aids and proprietary auditory testing equipment. The Company conducts business globally and is managed geographically. Based on established criteria, the Company has three reportable segments: North America, Europe and Rest-of-world. Sales and gross profit are attributed to a segment based on the ordering location of the customer. The Company’s Chief Executive Officer and senior management rely on internal management reports that provide financial and operational information by geographic location. The Company’s management makes financial decisions and allocates resources based on the information it receives from these internal management reports. These reports reflect selling profit, which is defined as sales less manufactured cost of sales less location operating expenses. The Company does not allocate its U.S.-based research and development expenses to its segments. In prior years, the Company reflected manufacturing profit and all U.S.-based research and development expense in the North America segment. The Company has reclassified previous year amounts to reflect the current year presentation.

	North America	Europe	Rest-of-world	Unallocated	Total
2004
Net sales to external customers	$36,753	$45,004	$16,777	$—	$98,534
Operating profit (loss)	2,467	6,165	1,529	(9,710)	451
Identifiable segment assets	54,029	46,243	15,014	—	115,286
Goodwill and indefinite-lived intangible assets	4,762	22,564	7,646	—	34,972
Long-lived assets	15,016	26,826	10,544	—	52,386

2003
Net sales to external customers	$40,834	$31,695	$15,161	$—	$87,690
Operating profit (loss)	5,253	3,156	1,014	(9,767)	(344)
Identifiable segment assets	55,824	38,154	13,018	—	106,996
Goodwill and indefinite-lived intangible assets	2,016	17,894	7,062	—	26,972
Long-lived assets	7,558	20,398	9,038	—	36,994

2002
Net sales to external customers	$39,881	$14,209	$13,928	$—	$68,018
Operating profit (loss)	4,918	501	1,551	(8,348)	(1,378)
Identifiable segment assets	50,305	14,047	10,394	—	74,746
Goodwill and indefinite-lived intangible assets	1,655	5,937	5,719	—	13,311
Long-lived assets	7,261	5,285	7,127	—	19,673

Long-lived assets consist of property and equipment, definite-lived and indefinite-lived intangible assets and goodwill. The majority of the Company’s assets as of December 31, 2004, 2003 and 2002 were attributable to its U.S. operations. In addition to the U.S., the Company operates in two countries, Germany and Australia, in which assets and sales were in excess of 10% of consolidated amounts.