Form 10-Q
period 2005-03-31
SONIC INNOVATIONS INC
filed 2005-05-10
CIK 1105982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of May 3, 2005, there were 21,258,581 shares of the registrant’s $.001 par value common stock outstanding.

SONIC INNOVATIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$7,505	$8,221
Marketable securities	12,086	10,482
Restricted cash, cash equivalents and marketable securities	10,153	10,571
Accounts receivable, net of allowance for doubtful accounts of $1,533 and $1,617	15,586	16,092
Inventories	11,170	9,799
Prepaid expenses and other	3,594	2,969

Total current assets	60,094	58,134
Long-term marketable securities	—	2,321
Restricted long-term marketable securities	227	754
Property and equipment, net	9,779	10,086
Goodwill and indefinite-lived intangible assets	34,173	34,972
Definite-lived intangible assets	6,850	7,328
Other assets	1,754	1,691

Total assets	$112,877	$115,286

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of loan payable	$1,291	$1,364
Payable to former owners of acquired businesses	4,734	3,627
Accounts payable	9,311	8,315
Accrued payroll and related expenses	3,788	3,085
Accrued warranty	4,300	4,526
Deferred revenue	4,217	5,455
Other accrued liabilities	7,196	5,419

Total current liabilities	34,837	31,791
Loan payable, net of current portion	6,457	7,161
Deferred revenue, net of current portion	4,326	4,444
Other liabilities	665	787

Total liabilities	46,285	44,183
Shareholders’ equity:
Common stock	22	22
Additional paid-in capital	119,624	118,135
Deferred stock-based compensation	(1,413)	(8)
Accumulated deficit	(54,274)	(50,797)
Accumulated other comprehensive income	6,406	7,524
Treasury stock, at cost	(3,773)	(3,773)

Total shareholders’ equity	66,592	71,103

Total liabilities and shareholders’ equity	$112,877	$115,286

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2005	2004
Net sales	$25,891	$26,306
Cost of sales	12,034	11,729

Gross profit	13,857	14,577
Selling, general and administrative expense	14,854	10,044
Research and development expense	2,352	2,554

Operating profit (loss)	(3,349)	1,979
Other expense, net	40	49

Income (loss) before income taxes	(3,389)	1,930
Provision for income taxes	88	342

Net income (loss)	$(3,477)	$1,588

Earnings (loss) per common share:
Basic	$(0.16)	$0.08

Diluted	$(0.16)	$0.07

Weighted average number of common shares outstanding:
Basic	21,215	20,408

Diluted	21,215	22,790

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(3,477)	$1,588
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,328	810
Stock-based compensation	64	7
Foreign currency losses	151	43
Changes in assets and liabilities:
Accounts receivable, net	(66)	(1,005)
Inventories	(1,670)	596
Prepaid expenses and other	(728)	(976)
Other assets	(222)	411
Accounts payable, accrued liabilities and deferred revenue	1,045	(156)

Net cash provided by (used in) operating activities	(3,575)	1,318
Cash flows from investing activities:
Acquisition related payments	(677)	—
Purchases of property and equipment	(807)	(1,181)
Investments and advances, net	148	148
Proceeds from (purchases of) marketable securities, net	717	(401)

Net cash used in investing activities	(619)	(1,434)
Cash flows from financing activities:
Principal payments on loan payable	(329)	(312)
Decrease (increase) in restricted cash, cash equivalents and marketable securities, net	946	(37)
Proceeds from pre-acquisition receivables payable to previous owners of acquired business	3,027	—
Proceeds from exercise of stock options	20	1,322

Net cash provided by financing activities	3,664	973
Effect of exchange rate changes on cash and cash equivalents	(186)	(114)

Net increase (decrease) in cash and cash equivalents	(716)	743
Cash and cash equivalents, beginning of the period	8,221	8,630

Cash and cash equivalents, end of the period	$7,505	$9,373

Supplemental cash flow information:
Cash paid for interest	$62	$74
Cash paid for income taxes	427	209

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the full year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

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

Revenue Recognition and Concentrations of Credit Risk. Sales are recognized when (i) products are shipped, except for hearing aid retail sales, which are recognized upon acceptance by the consumer, (ii) persuasive evidence of an arrangement exists, (iii) title and risk of loss has transferred, (iv) the price is fixed and determinable, (v) contractual obligations have been satisfied, and (vi) collectability is reasonably assured. Net sales consist of product sales less provisions for sales returns, which are made at the time of sale. Revenues related to sales of separately priced extended service contracts are deferred and recognized on a straight-line basis over the contractual periods. The Company performs ongoing credit evaluations of its customers and provides for doubtful accounts. No single customer comprised more than 10% of (i) net sales in the three months ended March 31, 2005 and 2004 or (ii) accounts receivable as of March 31, 2005 and December 31, 2004. The Company generally has a 60-day return policy, and allowances for sales returns are reflected as a reduction of sales and accounts receivable. If actual sales returns differ from the Company’s estimates, revisions to the sales returns and allowance reserve will be required. Allowances for sales returns were as follows:

	Three months ended March 31,
	2005	2004
Balance, beginning of period	$2,815	$3,487
Provisions	2,775	3,151
Returns processed	(2,732)	(3,487)

Balance, end of period	$2,858	$3,151

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

Accrued warranty costs were as follows:

	Three months ended March 31,
	2005	2004
Balance, beginning of period	$4,526	$4,115
Provisions	994	989
Costs incurred	(1,220)	(1,032)

Balance, end of period	$4,300	$4,072

Derivative Instruments. The Company enters into readily marketable forward contracts with financial institutions to minimize the short-term impact of foreign currency fluctuations on certain intercompany balances. The Company does not enter into these contracts for trading or speculation purposes. Gains and losses on the contracts are included in net income (loss) and offset foreign exchange gains or losses recognized on the revaluation of certain intercompany balances. The Company’s foreign exchange forward contracts mature in three months or less from the contract date. On March 31, 2005, the Company entered into forward contracts for $1,117 (1,350 Canadian dollars), $3,682 (2,830 Euro), $997 (530 British pounds sterling) and $3,128 (4,065 Australian dollars), all of which expire on June 30, 2005.

Marketable Securities. The Company designates the classification of its marketable securities at the time of purchase and re-evaluates this designation as of each balance sheet date. As of March 31, 2005 and December 31, 2004, the Company’s investment portfolio consisted of corporate debt securities classified as held-to-maturity and was presented at its amortized cost, which approximated market value. The amortized cost of corporate debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. If a decline in the market value below cost that is deemed other than temporary were to occur, the decline would be charged to results of operations resulting in the establishment of a new cost basis. For the three months ended March 31, 2005 and 2004, the Company did not experience any declines in market value which were deemed other than temporary.

Comprehensive Income (Loss). The Company’s comprehensive income (loss) consisted of net income (loss) plus changes in foreign currency translation adjustments, which were not adjusted for income taxes as they relate to specific indefinite investments in subsidiaries, as follows:

	Three months ended March 31,
	2005	2004
Net income (loss)	$(3,477)	$1,588
Foreign currency translation adjustments	(1,118)	(338)

Comprehensive income (loss)	$(4,595)	$1,250

Stock-Based Compensation. The Company maintains various stock-based compensation programs and accounts for these programs under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. No compensation expense is recognized for (i) employee stock option grants because all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and (ii) the discount associated with the employee stock purchase program. In the first quarter 2005, the Company granted 310 unvested shares of common stock to employees, which is being amortized over the vesting period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair market value recognition provisions of Statement of Financial Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” in calculating its stock-based compensation expense.

	Three months ended March 31,
	2005	2004
Net income (loss) as reported	$(3,477)	$1,588
Add: Stock-based employee compensation included in reported net income (loss)	64	7
Deduct: Stock-based employee compensation expense determined under the fair value method	(370)	(918)

Pro forma net income (loss)	$(3,783)	$677

Basic earnings (loss) per common share as reported	$(0.16)	$0.08

Diluted earnings (loss) per common share as reported	$(0.16)	$0.07

Pro forma basic and diluted earnings (loss) per common share	$(0.18)	$0.03

Earnings (Loss) Per Common Share. Basic earnings (loss) per common share is calculated based upon the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based upon the weighted average number of shares of common stock outstanding, plus the dilutive effect of common stock equivalents calculated using the treasury stock method. Dilutive common stock equivalents for the three months ended March 31, 2004 consisted of 2,382 shares pertaining to 4,470 stock options. Antidilutive common stock equivalents of 175 for the three months ended March 31, 2004 were excluded from the diluted earnings per share calculation. All common stock equivalents were anti-dilutive for the three months ended March 31, 2005.

New Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” which clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs and wasted materials (spoilage) are required to be recognized as current period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 151 and does not expect that the adoption will have a material effect on the Company’s results of operations and financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The value is recognized over the requisite service period based on fair values measured on grant dates. The new standard may be adopted using either the modified prospective method or the modified retrospective method. The Company is currently evaluating its share-based employee compensation programs, the potential effect of this statement on its results of operations and financial position and the alternative adoption methods. On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 107, “Share-Based Payment,” which clarified the SEC’s expectations with regard to the assumptions underlying the fair value estimates of options. On April 14, 2005, the SEC amended the compliance dates for SFAS No. 123R such that the new standard will be effective for the Company beginning January 1, 2006.

2. ACQUISITIONS

Tympany, Inc. (“Tympany”). In December 2004, the Company acquired 100% of the stock of Tympany. Tympany developed the Otogram, a machine that automates the four most commonly performed tests for diagnosing hearing loss.

The initial purchase price of $2,262, including expenses of $254, consisted of $1,200 in cash and 196,115 shares of the Company’s common stock valued at $808 based on the average closing price of the common stock for the period beginning two days before and ending two days after the closing of the transaction. In addition, a $500 loan made by the Company to Tympany prior to the acquisition has been recorded as additional consideration. Contingent consideration will be paid based on the following schedule: 2005 – 35% of net 2005 Tympany revenue, plus 10% of net 2005 hearing aid sales less a base amount; 2006 – 35% of net 2006 Tympany revenue, plus 10% of net 2006 hearing aid sales less 105% of a base amount; and 2007 – 20% of the lesser of 2007 or 2006 net Tympany revenue, plus 35% of any excess of 2007 net Tympany revenue over 2006 net Tympany revenue, plus 10% of net 2007 hearing aid sales less 110% of a base amount. Payment will be made semi-annually and in a combination of cash (60%) and Company common stock (40%). As of March 31, 2005, based on the Company’s interpretation of the contract, the Company recorded $634 as additional purchase price pertaining to net Tympany revenue from the acquisition date through March 31, 2005 under this contingent consideration arrangement. The results of operations of Tympany are included in the results of operations of the Company from December 1, 2004.

The following table sets forth summary pro forma condensed consolidated financial information as if the acquisition had taken place at the beginning of the periods presented:

	Three months ended March 31,
	2005	2004
Net sales	$25,891	$26,723
Operating profit (loss)	(3,349)	771
Net income (loss)	(3,477)	338
Income (loss) earnings per common share:
Basic	$(0.16)	$0.02

Diluted	$(0.16)	$0.01

Weighted average number of common shares outstanding:
Basic	21,215	20,604

Diluted	21,215	22,986

Under the terms of the Tympany purchase agreement, the Company is required to pay the first $250 of any losses incurred in connection with a lawsuit filed by Tympany’s former contract manufacturer, and any losses in excess of $250 will be shared equally between the Company and Tympany’s former owners. Therefore, the allocation of the Tympany purchase price is preliminary as motions for partial summary judgment are pending and discovery is in the initial phase.

Sanomed Handelsgesellschaft mbH (“Sanomed”). In May 2003, the Company acquired 100% of the stock of Sanomed, a distribution company that markets hearing aids directly to German hearing impaired customers through ear-nose-throat (ENT) physicians. Under the terms of the purchase agreement, contingent consideration in the form of an earn-out of $1,556 was paid in 2004 based on achievement of targeted net sales for the one year period ended May 31, 2004, and additional contingent consideration of up to a maximum of $3,551 will be payable based on annual sales performance for the one year periods ending May 31, 2005 and 2006. Under the terms of the purchase agreement, the Company is required to remit to the former owners of Sanomed any money collected on certain accounts receivable that were deemed uncollectible prior to the acquisition. As of March 31, 2005, the Company collected $7,890 of such accounts receivables, and the net after tax amount of $4,734 will be remitted to the former owners in 2005.

In May 2004, the Company acquired 100% of the stock of a Switzerland-based hearing aid retail chain. Additional consideration for this acquisition of up to a maximum of 225 CHF ($178 as of March 31, 2005) may be payable in 2005 based on sales performance.

3. INVENTORIES

Inventories are stated at the lower of cost or market value using the first-in, first-out method and were as follows:

	March 31, 2005	December 31, 2004
Raw materials	$3,677	$2,863
Components	2,051	1,960
Work-in-process	127	117
Finished goods	5,315	4,859

Total	$11,170	$9,799

4. INTANGIBLE ASSETS

Goodwill and indefinite-lived intangible assets were as follows:

Three months ended March 31, 2005
Balance, beginning of period	$34,972
Additional purchase price consideration and expenses	468
Effects of foreign currency fluctuations	(1,267)

Balance, end of period	$34,173

Definite-lived intangible assets were as follows:

	Useful Lives	March 31, 2005		December 31, 2004
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Purchased technology and technology licenses	3-13 years	$3,633	$689	$3,633	$570
Brand names	3-15 years	3,228	686	3,373	624
Non-compete agreements	5 years	819	189	843	153
Customer databases	2-5 years	749	169	769	131
Distribution agreements	2-5 years	340	278	357	274
Software and other intangibles	1-5 years	224	132	227	122

Total		$8,993	$2,143	$9,202	$1,874

Amortization expense for definite-lived intangible assets is calculated using the straight-line method over the estimated useful lives of the assets. Estimated annual amortization expense for the years 2005 through 2009 is as follows: remaining 2005 - $906; 2006 - $1,154; 2007 - $1,056; 2008 - $893; and 2009 - $802.

5. LOAN PAYABLE

The Company obtained a loan from a German bank in 2003 to fund the acquisition of Sanomed. As of March 31, 2005, the balance of the loan was 6,000 Euro ($7,748). The interest rate applicable to the loan is 1.0% above the EURIBOR rate (3.29% as of March 31, 2005). The loan is collateralized by a letter of credit from a U.S. bank, and the Company pledged $10,380 of its cash, cash equivalents and marketable securities as security to obtain a reduced interest rate of 0.6% on this letter of credit. The loan payments are 250 Euro ($323 as of March 31, 2005) per quarter. The effective interest rates on this loan for the three months ended March 31, 2005 and 2004 were 3.91% and 3.84%, respectively.

6. INCOME TAXES

For the three months ended March 31, 2005 and 2004, certain of the Company’s foreign operations were profitable and the U.S. incurred an alternative minimum tax liability due to the limitation on the usage of net operating loss carryforwards, resulting in a provision for income taxes. The Company’s provision for income taxes is based on the estimated annualized effective income tax rate for each tax jurisdiction. If actual results differ from the estimates, adjustments to the effective income tax rate will be required.

7. SEGMENT INFORMATION

The Company is a hearing healthcare company that designs, develops, manufactures and markets advanced digital hearing aids and proprietary auditory testing equipment. The Company conducts business globally and is managed geographically. Based on established criteria, the Company has three reportable segments: North America, Europe and Rest-of-world. Sales and gross profit are attributed to a segment based on the ordering location of the customer. The Company’s Chief Executive Officer and senior management rely on internal management reports that provide financial and operational information by geographic location. The Company’s management makes financial decisions and allocates resources based on the information it receives from these internal management reports. These reports reflect selling profit, which is defined as sales less manufactured cost of sales less location operating expenses. The Company does not allocate its U.S.-based research and development expenses to its segments. In prior interim periods, the Company reflected manufacturing profit and all U.S.-based research and development expense in the North America segment.

The Company has reclassified previous period amounts to reflect the current period presentation.

	North America	Europe	Rest-of-world	Unallocated	Total
Three months ended March 31, 2005
Net sales to external customers	$9,594	$12,278	$4,019	$—	$25,891
Operating profit (loss)	(3,057)	2,110	(50)	(2,352)	(3,349)
Three months ended March 31, 2004
Net sales to external customers	9,605	12,584	4,117	—	26,306
Operating profit (loss)	950	3,055	528	(2,554)	1,979
As of March 31, 2005
Identifiable segment assets	53,281	44,757	14,839	—	112,877
Goodwill and indefinite-lived intangible assets	5,208	21,415	7,550	—	34,173
Long-lived assets	15,080	25,196	10,526	—	50,802
As of December 31, 2004
Identifiable segment assets	54,029	46,243	15,014	—	115,286
Goodwill and indefinite-lived intangible assets	4,762	22,564	7,646	—	34,972
Long-lived assets	15,016	26,826	10,544	—	52,386

Long-lived assets consist of property and equipment, definite-lived and indefinite-lived intangible assets and goodwill. The majority of the Company’s assets as of March 31, 2005 and December 31, 2004 were attributable to its U.S. operations. In addition to the U.S., the Company operates in two countries, Germany and Australia, in which assets and net sales were in excess of 10% of consolidated amounts.

8. LEGAL PROCEEDINGS

The Company’s wholly owned subsidiary, Tympany, filed a declaratory judgment action in March 2004 against BioCell and International Biophysics Corp. (collectively, “IBC”) stemming from a dispute regarding manufacturing services performed by IBC for Tympany. IBC has counterclaimed and seeks, among other claims, lost profits and punitive damages. Motions for partial summary judgment are pending and discovery is in the initial phase. No trial date has been set. The Company strongly denies the allegations in IBC’s counterclaim and intends to defend itself vigorously; however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect on the Company’s results of operations.

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

The following discussion contains forward-looking statements that involve risks and uncertainties. These statements refer to our future results, plans, objectives, expectations and intentions. These forward-looking statements include statements regarding the following: our mission to be the best hearing healthcare company in the world; negative factors impacting hearing aid growth rates today to decrease in importance in the future; hearing aid prices decreasing in the future; introduction of Innova to significantly reduce loss in second quarter and generate profits in the second half of 2005; hearing aids becoming smaller, less conspicuous and more comfortable through improvements in technology; more people who could benefit from hearing aids actually buying hearing aids in the future; significant growth of the hearing aid market in the future; the first quarter 2005 representing the low-water mark for U.S. sales; marked improvement in North American sales beginning in the second quarter 2005 as a result of the Innova product family introduction; European sales increasing as Innova is introduced in the European markets in the second and third quarters of 2005; Rest-of-world sales increasing as Innova is introduced in Australia beginning in May 2005; overall average selling price increasing from current levels and gross margin improving as a result of Innova; Innova increasing our overall average price and generating higher unit sales, thus allowing better absorption of overhead; gross margin improvement beginning in the second quarter 2005 depending on overhead absorption, purchased component and assembly costs, product returns, cost reduction efforts including out-sourcing, and overall average selling price; selling, general and administrative expense decreasing in the second quarter and then moderating for the balance of 2005; selling, general and administrative expense declining as a percentage of sales beginning in the second quarter 2005; research and development expense remaining at current dollar levels, but decreasing as a percentage of sales in the near-term; other expense being relatively minimal in 2005; changes in accounting treatment contemplated by SFAS No. 123R and SFAS No. 151; financial instrument credit risks; and sufficiency of cash to fund our operations in 2005.

Our actual results could differ materially and adversely from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks discussed in the section titled “Factors That May Affect Future Performance” included elsewhere in this Quarterly Report on Form 10-Q. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2004.

OVERVIEW

Sonic Innovations is a hearing healthcare company. We design, develop, manufacture and market advanced digital hearing aids designed to provide the highest levels of satisfaction for hearing impaired consumers and proprietary auditory testing equipment that automates the four most commonly performed hearing tests. Capitalizing on what we believe is an advanced understanding of human hearing, we have developed patented digital signal processing (DSP) technologies and embedded them in our hearing aids. In countries where we have direct (owned) operations, we sell directly to hearing care professionals, and in several of those countries, we also sell hearing aids directly to hearing impaired consumers. In other parts of the world where we do not have direct operations, we sell principally to distributors. From our inception, we have focused all our efforts and investment on the therapeutic side of hearing care by developing high-performance digital hearing aids. In December 2004, we acquired Tympany, Inc. (“Tympany”) and now offer diagnostic equipment to further help hearing impaired individuals. Previously, our mission was to be the best hearing aid company in the world. With the acquisition of Tympany, we have changed our mission to be the best hearing healthcare company in the world. This change reflects our desire to support hearing impaired individuals in a more comprehensive fashion.

Market

The hearing aid market is large at both the wholesale (manufacturing) level (over $2.0 billion) and the retail level (over $5.0 billion). It is estimated that only 20% of those who could benefit from a hearing aid actually own one. There are many factors that cause this low market penetration rate, such as the cost of hearing aids, the stigma of wearing hearing aids, and the uncomfortableness of wearing hearing aids. We believe that these negative factors will decrease in importance in the future because we expect prices to continue to go down for a given level of performance and technology to make the devices smaller, less conspicuous and more comfortable. Therefore, in the future, we expect that more people who could benefit from hearing aids will buy them, and we believe that the growth rate of new potential hearing aid purchasers will be significant, particularly as the developed world’s population ages. As a result, we believe the market for hearing aids will increase in the future.

Strategy

Our strategy to gain share in this expanding market is twofold. First, we must develop innovative, technologically superior products. In late March 2005, we launched a new high-end product line, Innova that we believe is feature rich and that further improves on our best-of-class signal processing. Second, we must continue to make progress in non-traditional distribution channels and with alternative distribution strategies. Our new Innova product platform will allow us to offer state-of-the-art features and, most importantly, to improve upon our two strongest existing features – noise reduction and directionality. Noise reduction allows the hearing aid to reduce background noise so that speech sounds are clearer. We have the only omni-directional hearing aid that has been clinically proven to improve speech intelligibility with background noise present. Directionality allows for the hearing aid wearer to better understand speech sounds through the use of directional microphones in the device. Innova significantly improves on our noise reduction algorithms, offers many of the features that have recently been marketed by our competitors, and has superior directionality capabilities. In addition, our new platform technology provides us the opportunity to develop a broad product line of full-featured hearing aids that can allow us to compete effectively at more price points of the hearing aid market.

We are competing in an industry that includes six much larger competitors who have significant marketing and distribution capabilities. This makes it difficult for us to compete in the traditional distribution fashion. For this reason, we are interested in non-traditional distribution methods. We believe we are making progress with this strategy in several countries. In Germany, we sell direct to the consumer and use the ENT doctor to perform the hearing aid fitting. In Australia and Switzerland, we sell direct to the consumer through retail stores. In Austria, our largest customer is a chain of electronics stores that also sells hearing aids. In the Netherlands, our largest customer is a chain of optical stores that also sell hearing aids. In the U.S., as a result of our purchase of Tympany in December 2004, we plan to use the Primary Care Physician (“PCP”) to screen patients for hearing loss. We will sell the Otogram, but also will place the machine with the PCP’s and charge a per-procedure fee. Tympany’s Otogram allows the PCP to test patients for hearing loss with little disruption to the normal office routine. If the patient has a hearing loss, the PCP can refer the patient through our Hearing Health Network to a hearing aid retailer. Retailers typically complain that the most difficult part of running a successful hearing aid retail business is getting enough patients into the office at a reasonable cost. We hope to solve the retailers’ chief complaint – lack of patients – with this non-traditional approach of the Hearing Health Network.

Financial Results

As we anticipated, we incurred a substantial loss in the first quarter 2005, but with the introduction of Innova in late March, we expect to significantly reduce this loss in the second quarter and generate profits in the second half of the year. The Tympany acquisition will be dilutive during 2005 as we execute our strategy of placing Otograms with the PCP on a per-procedure fee basis.

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations information for the periods indicated expressed as a percentage of net sales.

	For three months ended March 31,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	46.5	44.6

Gross profit	53.5	55.4
Selling, general and administrative expense	57.3	38.2
Research and development expense	9.1	9.7

Operating profit (loss)	(12.9)	7.5
Other expense	0.2	0.2

Income (loss) before income taxes	(13.1)	7.3
Provision for income taxes	0.3	1.3

Net income (loss)	(13.4)%	6.0%

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of the related sale. Net sales by reportable segment were as follows:

	Three months ended March 31,
	2005	2004	Change
North America	$9,594	$9,605	(0.1)%
Europe	12,278	12,584	(2.4)
Rest-of-world	4,019	4,117	(2.4)

Total	$25,891	$26,306	(1.6)

Net sales were $25,891 in the first quarter 2005, down 2% from net sales of $26,306 in the corresponding quarter in 2004. On an over-all basis, the decrease was mainly the result of declining sales in the U.S. hearing aid business, offset by a full quarter’s effect of sales from the acquisition of Tympany, which was made in December 2004.

By reportable segment, North American sales of $9,594 in the first quarter 2005 were in line with last year’s first quarter sales of $9,605, but first quarter 2005 included sales from Tympany. Excluding Tympany, North American hearing aid sales fell by 19%. The U.S. hearing aid business continued to feel competitive pressure from competitors’ new products, pricing concessions and aggressive dealer incentives. Net sales in the first quarter 2005 were favorably affected by the recognition of Tympany related deferred revenue that existed at the acquisition date, which added $1,309 of low margin revenue. This low margin Tympany revenue will continue until the completion of the upgrade program in the second quarter 2005. Canadian sales in the first quarter 2005 increased by 22% from first quarter 2004 sales. With the introduction of Innova in late March, we believe we have seen the low-water mark for U.S. sales and expect to see improvement starting in the second quarter 2005.

European sales of $12,278 in the first quarter 2005 were down 2% from first quarter 2004 sales of $12,584 primarily as a result of decreased sales in Denmark and Germany. While first quarter 2005 German sales declined from last year’s comparable quarter level due to the lingering impact of changes in the German healthcare system made last year, the rebound in German order activity, which started in September 2004 continued. We expect European sales to increase as Innova is introduced into the various European markets in the second and third quarters of 2005.

Rest-of-world sales of $4,019 in the first quarter 2005 were down 2% from first quarter 2004 sales of $4,117 mainly as a result of decreased sales to Rest-of-world distributors. We expect Rest-of-world sales to increase as we benefit from the Innova introduction in Australia beginning in May 2005.

We sell almost exclusively high-end digital hearing aids. We believe it is important to have a number of product families to provide our customers with pricing flexibility in selling to the hearing impaired consumer, and we now have six product families – Innova, Natura 3, Natura 2SE, Altair, Tribute and Quartet. Consumers have continued to seek out lower-priced digital hearing aids, which in combination with competitive pricing has put pressure on our overall average selling price and gross margin. However, with the introduction of Innova, we expect our overall average selling price to increase from current levels and for gross margin to improve.

We generally have a 60-day return policy for our hearing aids. Provisions for sales returns were $2,775 and $3,151 in the first quarter 2005 and 2004, respectively. Actual sales returns decreased from $3,487 in the first quarter 2004 to $2,732 in the first quarter 2005 for a number of reasons:

•	We had a higher percentage of net sales outside the U.S. in the first quarter 2005 and return rates are considerably lower outside the U.S.

•	We had a higher percentage of net sales in Germany, Australia and Switzerland, where sales are at the retail level and are recognized upon customer acceptance, in the first quarter 2005. Returns in these retail operations are considerably lower than in the balance of our business.

•	Our lower-priced Altair, Tribute and Quartet product sales continued to increase as a percentage of total sales. These products experience a lower return rate than our higher priced Natura 3 and Natura 2SE families. Generally, in the hearing aid business, the higher the price of the hearing aid, the greater the rate at which it is returned.

•	We continued to improve and simplify our programming techniques for fitting our hearing aids.

•	We continued to emphasize expert training of our customer base.

•	We have a loyal base of customers that have continued to become more experienced with our products.

We believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations.

Gross Profit. Cost of sales primarily consists of manufacturing costs, royalty expenses, quality costs and costs associated with product remakes and repairs (warranty). Our gross profit and gross margin by reportable segment were as follows:

	Three months ended March 31,
	2005		2004
North America	$4,966	51.8%	$5,470	56.9%
Europe	6,217	50.6	6,427	51.1
Rest-of-world	2,674	66.5	2,680	65.1

Total	$13,857	53.5	$14,577	55.4

Gross profit of $13,857 in the first quarter 2005 was down 5% from last year’s first quarter level of $14,577 and gross margin declined from 55.4% in last year’s first quarter to 53.5% in this year’s first quarter. Gross margin was negatively affected by the recognition of low margin Tympany deferred revenue. At acquisition, deferred revenue at Tympany was recorded at cost plus a fulfillment margin (approximately 7%). Excluding Tympany, and despite significantly lower average selling prices, first quarter 2005 gross margin would have been 55.6%. This is principally a result of lower U.S. return rates and product cost reductions. Competitive pressures, particularly in the U.S., continued to dampen our gross margin in the first quarter 2005. However, beginning with the second quarter 2005, we expect Innova sales to both increase overall average selling price, and also increase unit sales allowing us to achieve better overhead absorption as a result of the additional unit volume. We believe minimal additional overhead will be required by manufacturing operations to support increasing volume. This, in combination with reduced purchased component and assembly costs, lower return rates and various manufacturing cost reduction efforts including out-sourcing should result in improving gross margins beginning in the second quarter 2005. Gross margin will continue to be hampered in the second quarter 2005 to some extent by the recognition of low-margin Tympany deferred revenue.

Provisions for warranty increased slightly from $989 in the first quarter 2004 to $994 in the first quarter 2005. Actual warranty expenditures were $1,220 and $1,032 for the three months ended March 31, 2005 and 2004, respectively. The provision as compared with the actual warranty expenditures is down due to the reduction in U.S. sales in the first quarter 2005 and a small reduction in the warranty costs per unit.

Selling, General and Administrative. Selling, general and administrative expense primarily consists of wages and benefits for sales and marketing personnel, sales commissions, promotions and advertising, marketing support, distribution and administrative expenses.

Selling, general and administrative expense in dollars and as a percent of sales by reportable segment was as follows:

	Three months ended March 31,
	2005		2004
North America	$8,023	83.6%	$4,520	47.1%
Europe	4,107	33.5	3,372	26.8
Rest-of-world	2,724	67.8	2,152	52.3

Total	$14,854	57.3	$10,044	38.2

As expected, selling, general and administrative expense increased significantly in the first quarter 2005. Selling, general and administrative expense was $14,854, or 57.3% of net sales, in the first quarter 2005, an increase of $4,810 (48%) from selling, general and administrative expense of $10,044, or 38.2% of net sales, in the first quarter 2004. This was principally the result of our December 2004 acquisition of Tympany, very significant training and marketing cost connected with the introduction of Innova, increased costs in Australia related to a new branding strategy, information systems development outside the U.S., and Sarbanes-Oxley compliance related costs. We expect selling, general and administrative expense to decrease in the second quarter 2005 and then to moderate for the balance of 2005. As a percentage of sales, selling, general and administrative expense should decline beginning in the second quarter 2005.

Research and Development. Research and development expense primarily consists of wages and benefits for research, development, engineering, regulatory and clinical personnel, and also includes consulting, intellectual property, clinical study and engineering support costs. Research and development expense was $2,352, or 9.1% of net sales, in the first quarter 2005, a decrease from research and development expense of $2,554, or 9.7% of net sales, in the first quarter 2004. This was primarily the result of the timing of expenses relating to our development of the next generation integrated circuitry in Innova. We expect research and development expense to remain at these dollar levels, but decreasing as a percentage of sales.

Operating Profit/Loss. Operating loss in the first quarter 2005 was $3,349 compared to an operating profit of $1,979 in the first quarter 2004 as net sales declined slightly, gross margin decreased moderately and operating expenses increased significantly.

Other Expense. Other expense primarily consists of foreign currency gains and losses and interest income and interest expense. Other expense was $40 in the first quarter 2005 compared to $49 in the first quarter 2004. Other expense is expected to be relatively minimal in 2005.

Provision for Income Taxes. We had an income tax provision in the first quarter 2005 of $88 compared to an income tax provision of $342 in the first quarter 2004. The provisions related primarily to pre-tax earnings in certain countries outside the U.S. Income taxes on U.S. profits are currently negated by our net operating loss carry-forwards. Our effective tax rate going forward will depend on our mix of profitability between countries.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $3,575 for the three months ended March 31, 2005. Negative cash flow resulted from the net loss of $3,477, as positively affected by certain non-cash expenses including depreciation and amortization of $1,328, stock-based compensation of $64 and foreign currency losses of $151. In addition, cash was used to increase accounts receivable by $66; inventory, primarily relating to the build of Innova hearing aids and Otogram machines, by $1,670; prepaid expenses and other by $728; and other assets by $222. These net negative cash flow items were partially offset by increases in accounts payable and accrued expenses of $1,045.

Net cash used in investing activities of $619 for the three months ended March 31, 2005 resulted from cash paid for acquisitions of $677 and purchases of property and equipment of $807. These cash outflows were partially offset by net repayments of customer advances of $148 and net proceeds from the maturity of marketable securities of $717.

Net cash provided by financing activities of $3,664 for the three months ended March 31, 2005 resulted from proceeds from the collection of $3,027 of certain accounts receivable that were deemed uncollectible prior to the acquisition of Sanomed and which are payable to the previous owners, proceeds from stock option exercises of $20 and a decrease in restricted cash, cash equivalents and marketable securities of $946. These positive cash flow items were partially offset by loan principal payments of $329.

Our cash and marketable securities, including restricted amounts, totaled $29,971 as of March 31, 2005. We have a number of items that will negatively affect our cash balance through the balance of the year. The more significant items follow:

•	We expect to have a net loss in the second quarter.

•	We will pay approximately $7,900, including income taxes, to the former owners of Sanomed money collected on accounts receivable that had been deemed uncollectible prior to the acquisition.

•	We will make a contingent price consideration payment in connection with our 2003 acquisition of Sanomed of approximately $1,600 if certain sales levels are achieved.

•	We will be purchasing a significant number of Otogram machines to both upgrade old machines in the field and place machines in primary care physicians’ offices on a “per-procedure charge” basis.

•	We will make payments totaling 750 Euro on our loan payable.

•	We will make semi-annual earn-out payments in connection with the Tympany acquisition.

In addition, we may use cash to fund acquisitions of complementary businesses and technologies. We believe that our cash and marketable securities balance will be adequate to meet our operating, working capital and investment requirements in 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” which clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs and wasted materials (spoilage) are required to be recognized as current period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 151 and do not expect that the adoption will have a material effect on our results of operations and financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The value is recognized over the requisite service period based on fair values measured on grant dates. The new standard may be adopted using either the modified prospective method or the modified retrospective method. We are currently evaluating our share-based employee compensation programs, the potential effect of this statement on our results of operations and financial position and the alternative adoption methods. On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 107, “Share-Based Payment,” which clarified the SEC’s expectations with regard to the assumptions underlying the fair value estimates of options. On April 14, 2005, the SEC amended the compliance dates for SFAS No. 123R such that the new standard will be effective for us beginning January 1, 2006.

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

If net sales for a particular period were below our expectations, it is highly unlikely that we could proportionately reduce our operating expenses for that period. Therefore, any revenue shortfall would have a disproportionately negative effect on our operating results for the period. You should not rely on our results for any one quarter as an indication of our future performance. In future quarters, our operating results may be below the expectations of public market analysts or investors. If this occurs, our stock price would very likely decrease.

WE HAVE MADE A NUMBER OF ACQUISITIONS AND COULD MAKE ADDITIONAL ACQUISITIONS, WHICH COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE THE EQUITY OF OUR SHAREHOLDERS AND HARM OUR OPERATING RESULTS

We may not be able to meet performance expectations for, or successfully integrate, businesses we have acquired or may acquire on a timely basis or at all. For example, we have only recently acquired the business of Tympany, Inc. and it is too soon to evaluate whether the acquisition will result in the anticipated benefits to our overall business, especially since we have changed the business sales strategy from selling Otograms to placing Otograms with physicians on a per-procedure fee basis.

As part of our business strategy, we may continue to make acquisitions that complement or expand our existing business. Acquisitions involve risks, including (i) the inability to successfully integrate acquired businesses or to realize anticipated synergies, economies of scale or other expected value; (ii) difficulties in managing and coordinating operations at new sites; (iii) the loss of key employees of acquired businesses; (iv) the loss of key customers of acquired businesses; (v) diversion of management’s attention from other business concerns; and (vi) risks of entering businesses and markets in which we have no direct or limited prior experience. Acquisitions may result in the utilization of cash and marketable securities, dilutive issuances of equity securities and the incurrence of debt, any of which would weaken our financial position. In addition, acquisitions would result in the creation of (i) certain definite-lived intangible assets that increase amortization expense and (ii) goodwill and other indefinite-lived intangible assets that subsequently may result in large write-offs should these assets become impaired.

OUR INTERNAL CONTROL OVER FINANCIAL REPORTING MAY NOT BE CONSIDERED EFFECTIVE, RESULTING IN POSSIBLE REGULATORY SANCTIONS

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report on our internal control over financial reporting. This report contains an assessment by our management of the effectiveness of our system of internal control over financial reporting (including the disclosure of any material control weaknesses) and a statement that our auditors have attested to and reported on management’s evaluation of such system of internal control. While we strive to maintain an effective system of internal control, if we or our auditors were unable to attest to the effectiveness of our system of internal control, we would not be able to comply with the Sarbanes-Oxley Act of 2002, and our business and our stock price could be adversely affected.

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

Certain critical components used in our products are currently available only from a single or limited number of suppliers. For example, our proprietary digital signal processing chips are manufactured by a single supplier. These suppliers may not be willing or able to satisfy our requirements. We also rely on a limited number of contractors for certain hearing aid component assembly and advanced integrated circuitry development and are therefore subject to their performance, over which we have little control. We may lose the services of these key suppliers or contractors. Finding a substitute part, process, supplier or contractor may be expensive and time-consuming, or may prove impossible in the near-term.

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

In several countries, we sell hearing aids directly to the hearing impaired consumer, and in some markets we are selling our products through non-traditional distribution channels, such as high-volume general retail and electronics retail stores and the ear-nose-throat physician. Our current initiatives or any future initiatives directed toward alternate distribution could alienate our traditional hearing aid dispenser customers. For example, the new Hearing Health Network could cause hearing aid dispensers that do not qualify or otherwise choose not to participate in this program to reduce or discontinue their purchases from us. Any loss of traditional revenue may not be offset by revenue from alternative distribution channels, and we may choose not to continue using any of these alternative channels. Should hearing aid dispensers react unfavorably to such initiatives, they would likely purchase fewer of our products, which would reduce our net sales and operating results and damage our competitive position.

WE ARE DEPENDENT ON INTERNATIONAL OPERATIONS, WHICH EXPOSES US TO A VARIETY OF RISKS THAT COULD RESULT IN LOWER SALES AND OPERATING RESULTS

International sales, particularly in Germany and Australia, account for a material portion of our net sales. Our reliance on international operations exposes us to related risks and uncertainties, which, if realized, could cause our sales and operating results to decrease. There is significant government or public hearing aid reimbursement in a number of countries outside the U.S., which if reduced or eliminated would likely have a negative effect on our sales. For example, reimbursement levels are trending downward in Germany, which has negatively affected our sales in that country. Other changes in the healthcare systems of countries outside the U.S., such as instituting co-payments or co-insurance, would likely have negative effects on our sales. In order to market our products in the European Union (EU), we are required to have the EU’s CE Mark certification. Any failure to maintain our CE Mark certification would significantly reduce our net sales and operating results. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S. and intercompany account balances between our U.S. parent company and our non-U.S. subsidiary companies. Fluctuations in the exchange rates between the U.S. dollar and other currencies could negatively affect the sales price of our products in international markets or lead to currency exchange losses. In general, our net sales and operating results benefit from a weakening U.S. dollar. If the U.S. dollar were to strengthen materially from current levels, our net sales and operating results would suffer.

ACCOUNTING FOR STOCK-BASED COMPENSATION WILL NEGATIVELY AFFECT OUR RESULTS

New accounting rules will require us to expense the value of stock options beginning January 1, 2006. This will result in lower reported earnings per share as compared to current accounting practice and will likely lead us to seek alternative means of providing incentive compensation, which could be less effective at attracting, retaining and motivating key employees or have other negative consequences.

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

PROVISIONS IN OUR CHARTER DOCUMENTS, OUR SHAREHOLDERS RIGHTS PLAN AND DELAWARE LAW MAY DETER TAKEOVER EFFORTS THAT SHAREHOLDERS FEEL WOULD BE BENEFICIAL TO SHAREHOLDER VALUE

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

Derivative Instruments. We enter into readily marketable forward contracts with financial institutions to minimize the short-term impact of foreign currency fluctuations on certain intercompany balances. We do not enter into these contracts for trading or speculation purposes. Gains and losses on the contracts are included in net income and offset foreign exchange gains or losses recognized on the revaluation of certain intercompany balances. Our foreign exchange forward contracts generally mature one to three months from the contract date. On March 31, 2005, we entered into forward contracts for $1,117 (1,350 Canadian dollars), $3,682 (2,830 Euro), $997 (530 British pounds sterling) and $3,128 (4,065 Australian dollars), all of which expire on June 30, 2005.

Foreign Currency Risk. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S., and from intercompany account balances between our U.S. parent and our non-U.S. subsidiaries. In the first quarter 2005, approximately 67% of our net sales and 43% of our operating expenses were denominated in currencies other than the U.S. dollar. Inventory purchases were transacted primarily in U.S. dollars. The local currency of each foreign subsidiary is considered the functional currency, and revenue and expenses are translated at average exchange rates for the reported periods. Therefore, our foreign sales and expenses will be higher in a period in which there is a weakening of the U.S. dollar and will be lower in a period in which there is a strengthening of the U.S. dollar. The Euro and Australian dollar are our most significant foreign currencies. Given the uncertainty of exchange rate fluctuations and the varying performance of our foreign subsidiaries, we cannot estimate the affect of these fluctuations on our future business, results of operations and financial condition. Fluctuations in the exchange rates between the U.S. dollar and other currencies could effectively increase or decrease the selling prices of our products in international markets where the prices of our products are denominated in U.S. dollars. We regularly monitor our foreign currency risks and may take measures to reduce the impact of foreign exchange fluctuations on our operating results. To date, we have not used derivative financial instruments for hedging, trading or speculating on foreign currency exchange, except to hedge intercompany balances.

For the quarter ended March 31, 2005 and 2004, average currency exchange rates to convert one U.S. dollar into each local currency for which we had sales of over $3,000 in the first quarter were as follows:

	2005	2004
Euro	0.76	0.80
Australian dollar	1.29	1.31

ITEM 4.	CONTROLS AND PROCEDURES

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Sonic Innovations, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

(b) Changes in Internal Controls

During the quarter ended March 31, 2005, there were no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, such controls.

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit #	Description
10.1	Management Bonus Program 2005

31.1	Rule 13a-14(a) / 15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15-d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2005

/s/ STEPHEN L. WILSON
Stephen L. Wilson
Senior Vice President and Chief Financial Officer and Secretary