Form 10-Q
period 2005-06-30
SONIC INNOVATIONS INC
filed 2005-08-09
CIK 1105982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of August 1, 2005, there were 21,443,966 shares of the registrant’s $0.001 par value common stock outstanding.

SONIC INNOVATIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$6,622	$8,221
Marketable securities	5,952	10,482
Restricted cash, cash equivalents and marketable securities	11,151	10,571
Accounts receivable, net of allowance for doubtful accounts of $1,565 and $1,617	18,374	16,092
Inventories	12,272	9,799
Prepaid expenses and other	3,008	2,969

Total current assets	57,379	58,134
Long-term marketable securities	—	2,321
Restricted long-term marketable securities	—	754
Property and equipment, net of accumulated depreciation of $14,421 and $13,097	9,619	10,086
Goodwill and indefinite-lived intangible assets	34,893	34,972
Definite-lived intangible assets, net	6,471	7,328
Other assets	1,600	1,691

Total assets	$109,962	$115,286

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of loan payable and line of credit	$1,846	$1,364
Payables to former owners of acquired businesses	6,013	3,627
Accounts payable	8,186	8,315
Accrued payroll and related expenses	3,424	3,085
Accrued warranty	4,692	4,526
Deferred revenue	3,398	5,455
Other accrued liabilities	5,852	5,419

Total current liabilities	33,411	31,791
Loan payable, net of current portion	5,730	7,161
Deferred revenue, net of current portion	4,023	4,444
Other liabilities	593	787

Total liabilities	43,757	44,183
Shareholders’ equity:
Common stock	22	22
Additional paid-in capital	120,229	118,135
Deferred stock-based compensation	(1,459)	(8)
Accumulated deficit	(54,011)	(50,797)
Accumulated other comprehensive income	5,197	7,524
Treasury stock, at cost	(3,773)	(3,773)

Total shareholders’ equity	66,205	71,103

Total liabilities and shareholders’ equity	$109,962	$115,286

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net sales	$30,185	$24,338	$56,076	$50,644
Cost of sales	13,419	10,663	25,453	22,392

Gross profit	16,766	13,675	30,623	28,252
Selling, general and administrative expense	14,660	10,562	29,514	20,606
Research and development expense	2,136	2,346	4,488	4,900

Operating profit (loss)	(30)	767	(3,379)	2,746
Other income (expense), net	128	(29)	88	(78)

Income (loss) before income taxes	98	738	(3,291)	2,668
Provision (benefit) for income taxes	(165)	114	(77)	456

Net income (loss)	$263	$624	$(3,214)	$2,212

Earnings (loss) per common share:
Basic	$0.01	$0.03	$(0.15)	$0.11

Diluted	$0.01	$0.03	$(0.15)	$0.10

Weighted average number of common shares outstanding:
Basic	21,289	20,682	21,252	20,545

Diluted	21,984	22,775	21,252	22,783

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(3,214)	$2,212
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,767	1,583
Stock-based compensation	159	14
Foreign currency losses	498	196
Changes in assets and liabilities:
Accounts receivable, net	(3,617)	1,280
Inventories	(3,105)	309
Prepaid expenses and other	(234)	(857)
Other assets	(226)	338
Accounts payable, accrued liabilities and deferred revenue	(2,102)	(800)

Net cash provided by (used in) operating activities	(9,074)	4,275
Cash flows from investing activities:
Payments related to acquisitions of businesses and intangibles	(1,047)	(1,600)
Purchases of property and equipment	(1,730)	(2,606)
Investments and advances, net	348	193
Proceeds from (purchases of) marketable securities, net	6,851	(949)

Net cash provided by (used in) investing activities	4,422	(4,962)
Cash flows from financing activities:
Principal payments on loan payable	(644)	(613)
Proceeds from borrowings on line of credit, net	639	—
Decrease in restricted cash, cash equivalents and marketable securities, net	174	124
Proceeds from pre-acquisition receivables payable to previous owners of acquired business, net	2,979	1,322
Proceeds from exercise of stock options and employee stock purchases	484	2,169

Net cash provided by financing activities	3,632	3,002
Effect of exchange rate changes on cash and cash equivalents	(579)	(218)

Net increase (decrease) in cash and cash equivalents	(1,599)	2,097
Cash and cash equivalents, beginning of the period	8,221	8,630

Cash and cash equivalents, end of the period	$6,622	$10,727

Supplemental cash flow information:
Cash paid for interest	$138	$121
Cash paid for income taxes	1,081	1,230

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the full year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

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

Revenue Recognition and Concentrations of Credit Risk. Sales are recognized when (i) products are shipped, except for hearing aid retail sales, which are recognized upon acceptance by the consumer, (ii) persuasive evidence of an arrangement exists, (iii) title and risk of loss has transferred, (iv) the price is fixed and determinable, (v) contractual obligations have been satisfied, and (vi) collectability is reasonably assured. Net sales consist of product sales less provisions for sales returns, which are made at the time of sale. Revenues related to sales of separately priced extended service contracts are deferred and recognized on a straight-line basis over the contractual periods. The Company performs ongoing credit evaluations of its customers and provides for doubtful accounts. No single customer comprised more than 10% of (i) net sales in the three and six months ended June 30, 2005 and 2004 or (ii) accounts receivable as of June 30, 2005 and December 31, 2004. The Company generally has a 60-day return policy, and allowances for sales returns are reflected as a reduction of sales and accounts receivable. If actual sales returns differ from the Company’s estimates, revisions to the allowance for sales returns will be required. Allowances for sales returns were as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Balance, beginning of period	$2,858	$3,151	$2,815	$3,487
Provisions	5,355	2,888	8,130	6,039
Returns processed	(4,325)	(3,225)	(7,057)	(6,712)

Balance, end of period	$3,888	$2,814	$3,888	$2,814

Warranty Costs. The Company provides for the cost of remaking and repairing products under warranty at the time of sale. These costs are included in cost of sales. When evaluating the adequacy of the warranty accrual, the Company analyzes the amount of historical and expected warranty costs by geography, by product family, by model and by warranty period as appropriate. If actual product failure rates or repair and remake costs differ from the Company’s estimates, revisions to the warranty accrual will be required.

Accrued warranty costs were as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Balance, beginning of period	$4,300	$4,072	$4,526	$4,115
Provisions	1,679	1,001	2,673	1,990
Costs incurred	(1,287)	(1,014)	(2,507)	(2,046)

Balance, end of period	$4,692	$4,059	$4,692	$4,059

Derivative Instruments. The Company enters into readily marketable forward contracts with financial institutions to minimize the short-term impact of foreign currency fluctuations on certain intercompany balances. The Company does not enter into these contracts for trading or speculation purposes. Gains and losses on the contracts are included in the results of operations and offset foreign exchange gains or losses recognized on the revaluation of certain intercompany balances. The Company’s foreign exchange forward contracts mature in three months or less from the contract date. On June 30, 2005, the Company entered into forward contracts for $1,147 (1,400 Canadian dollars), $3,440 (2,830 Euro), $957 (530 British pounds sterling) and $4,533 (6,000 Australian dollars), all of which expire on September 30, 2005.

Marketable Securities. The Company designates the classification of its marketable securities at the time of purchase and re-evaluates this designation as of each balance sheet date. As of June 30, 2005 and December 31, 2004, the Company’s investment portfolio consisted of corporate debt securities classified as held-to-maturity and was presented at its amortized cost, which approximated market value. The amortized cost of corporate debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. If a decline in the market value below cost that is deemed other than temporary were to occur, the decline would be included in the results of operations resulting in the establishment of a new cost basis. For the three and six months ended June 30, 2005 and 2004, the Company did not experience any declines in market value which were deemed other than temporary.

Comprehensive Income (Loss). The Company’s comprehensive income (loss) consisted of net income (loss) plus changes in foreign currency translation adjustments, which were not adjusted for income taxes as they relate to specific indefinite investments in subsidiaries, as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss)	$263	$624	$(3,214)	$2,212
Foreign currency translation adjustments	(1,209)	(804)	(2,327)	(1,142)

Comprehensive income (loss)	$(946)	$(180)	$(5,541)	$1,070

Stock-Based Compensation. The Company maintains various stock-based compensation programs and accounts for these programs under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. No compensation expense is recognized for (i) employee stock option grants because all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and (ii) the discount associated with the employee stock purchase program because it is not considered compensatory.

The Company granted 63 and 373 unvested shares of common stock to employees valued at $255 and $1,724, respectively in the three and six months ended June 30, 2005, respectively, the cost of which is being amortized on a straight-line basis over the vesting period.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair market value recognition provisions of Statement of Financial Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” in calculating its stock-based compensation expense.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$263	$624	$(3,214)	$2,212
Add: Stock-based employee compensation included in reported net income (loss)	95	7	159	14
Deduct: Stock-based employee compensation expense determined under the fair value method	(222)	(925)	(592)	(1,844)

Pro forma net income (loss)	$136	$(294)	$(3,647)	$382

Basic earnings (loss) per common share as reported	$0.01	$0.03	$(0.15)	$0.11

Diluted earnings (loss) per common share as reported	$0.01	$0.03	$(0.15)	$0.10

Pro forma basic and diluted earnings (loss) per common share	$0.01	$(0.01)	$(0.17)	$0.02

Earnings (Loss) Per Common Share. Basic earnings (loss) per common share is calculated based upon the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based upon the weighted average number of shares of common stock outstanding, plus the dilutive effect of common stock equivalents calculated using the treasury stock method. Anti-dilutive common sock equivalents are not considered in the calculation. The number of common stock equivalents, their dilution effect and the number of anti-dilutive common stock equivalents were as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Common stock equivalents	2,294	4,226	—	4,348
Dilutive effect of common stock equivalents	695	2,093	—	2,238
Anti-dilutive common stock equivalents	2,322	186	4,634	180

New Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4,” which clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs and wasted materials (spoilage) are required to be recognized as current period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 151 and does not believe that the adoption will have a material effect on its results of operations and financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense. The value is recognized over the requisite service period based on fair values measured on grant dates. The new standard may be adopted using either the modified prospective method or the modified retrospective method. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which clarified the SEC’s expectations with regard to the assumptions underlying the fair value estimates of options. In April 2005, the SEC amended the compliance dates for SFAS No. 123R such that the new standard will be effective for the Company beginning January 1, 2006. The Company is currently evaluating its share-based employee compensation programs, the potential effect of these statements on its results of operations and financial position and the alternative adoption methods.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its results of operations and financial position.

2. ACQUISITIONS

Tympany, Inc. (“Tympany”). In December 2004, the Company acquired 100% of the stock of Tympany, the developer of the Otogram, a machine that automates the four most commonly performed tests for diagnosing hearing loss.

The initial purchase price of $2,262, including expenses of $254, consisted of $1,200 in cash and 196 shares of the Company’s common stock valued at $808 based on the average closing price of the common stock for the period beginning two days before and ending two days after the closing of the transaction. In addition, a $500 loan made by the Company to Tympany prior to the acquisition was recorded as additional consideration. Contingent consideration will be paid based on the following schedule: 2005 – 35% of net 2005 Tympany revenue, plus 10% of net 2005 hearing aid sales less a base amount; 2006 – 35% of net 2006 Tympany revenue, plus 10% of net 2006 hearing aid sales less 105% of a base amount; and 2007 – 20% of the lesser of 2007 or 2006 net Tympany revenue, plus 35% of any excess of 2007 net Tympany revenue over 2006 net Tympany revenue, plus 10% of net 2007 hearing aid sales less 110% of a base amount. Payments will be made semi-annually in a combination of cash (60%) and Company common stock (40%). As of June 30, 2005, the Company recorded additional purchase price under this contingent consideration arrangement based on the Company’s interpretation of the contract. The balance due the former owners as of June 30, 2005 was $690. The results of operations of Tympany are included in the results of operations of the Company from December 1, 2004.

The following table sets forth summary pro forma condensed consolidated financial information as if the acquisition had taken place at the beginning of the periods presented:

	Three months ended June 30, 2004	Six months ended June 30, 2004
Net sales	$25,050	$51,773
Operating loss	(823)	(52)
Net loss	(975)	(637)
Loss per common share:
Basic and diluted	$(0.05)	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	20,878	20,741

Under the terms of the Tympany purchase agreement, the Company is required to pay the first $250 of any losses incurred in connection with a lawsuit filed by Tympany’s former contract manufacturer, and any losses in excess of $250 would be shared equally between the Company and Tympany’s former owners. During the second quarter 2005, the lawsuit was settled for $875, of which Tympany’s former owners were responsible for $313. The Company recorded goodwill of $562 pertaining to this settlement.

Sanomed Handelsgesellschaft mbH (“Sanomed”). In May 2003, the Company acquired 100% of the stock of Sanomed, a distribution company that markets hearing aids directly to German hearing impaired customers through ear-nose-throat (ENT) physicians. Under the terms of the purchase agreement, contingent consideration in the form of an earn-out of (i) $1,508 was accrued as of June 30, 2005 based on achievement of targeted net sales for the one year period ended May 31, 2005 and (ii) $1,556 was paid in 2004 based on achievement of targeted net sales for the one year period ended May 31, 2004. Additional contingent consideration of up to a maximum of $1,810 may be payable based on achieving targeted sales performance for the one year period ending May 31, 2006. Under the terms of the purchase agreement, the Company is required to remit to the former owners of Sanomed any money collected on certain accounts receivable that were deemed uncollectible prior to the acquisition. As of June 30, 2005, the Company had collected $9,564 of such accounts receivable, and the net after tax amount of $5,738 will be remitted to the former owners in 2005, of which $3,815 remains unremitted as of June 30, 2005.

In May 2004, the Company acquired 100% of the stock of a Switzerland-based hearing aid retail chain. Contingent consideration in the form of an earn-out of 225 CHF ($175) was paid in the second quarter 2005 based on sales performance for the one year period ended April 30, 2005.

3. INVENTORIES

Inventories are stated at the lower of cost or market value using the first-in, first-out method and were as follows:

	June 30, 2005	December 31, 2004
Raw materials	$3,876	$2,863
Components	2,944	1,960
Work-in-process	205	117
Finished goods	5,247	4,859

Total	$12,272	$9,799

4. INTANGIBLE ASSETS

Goodwill and indefinite-lived intangible assets were as follows:

Six months ended June 30, 2005
Balance, beginning of period	$34,972
Additional purchase price consideration and transaction costs	2,645
Effects of foreign currency fluctuations	(2,274)

Balance, end of period	$34,893

Definite-lived intangible assets were as follows:

		June 30, 2005		December 31, 2004
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Purchased technology and technology licenses	3-13 years	$3,883	$960	$3,633	$570
Brand names	3-15 years	3,060	732	3,373	624
Non-compete agreements	5 years	790	218	843	153
Customer databases	2-5 years	727	202	769	131
Distribution agreements	2-5 years	320	277	357	274
Software and other intangibles	1-5 years	223	143	227	122

Total		$9,003	$2,532	$9,202	$1,874

Amortization expense for definite-lived intangible assets is calculated using the straight-line method over the estimated useful lives of the assets. Estimated annual amortization expense for the years 2005 through 2009 is as follows: remaining 2005 - $611; 2006 - $1,157; 2007 - $1,058; 2008 - $869; and 2009 - $787.

5. LOAN PAYABLE AND LINE OF CREDIT

The Company obtained a loan from a German bank in 2003 to fund the acquisition of Sanomed. As of June 30, 2005, the balance of the loan was 5,750 Euro ($6,937). The interest rate applicable to the loan is 1.0% above the EURIBOR rate (2.29% as of June 30, 2005). The loan is collateralized by a letter of credit from a U.S. bank, and the Company pledged certain amounts of its cash, cash equivalents and marketable securities as security to obtain a reduced interest rate of 0.6% on this letter of credit. The loan payments are 250 Euro ($302) per quarter. The effective interest rates on this loan for the six months ended June 30, 2005 and 2004 were 3.92% and 3.84%, respectively.

During the second quarter 2005, the Company procured a line of credit from a financial institution. As of June 30, 2005, $639 was outstanding under the line, collateralized by $711 of marketable securities on deposit with the financial institution. Interest on the loan is based on LIBOR and the amount of the pledged collateral as defined in the agreement, and the interest rate was 4.70% as of June 30, 2005. The line is limited by the value of the securities collateralizing the line of credit.

6. SEGMENT INFORMATION

The Company is a hearing healthcare company that designs, develops, manufactures and markets advanced digital hearing aids and proprietary auditory testing equipment. The Company conducts business globally and is managed geographically. Based on established criteria, the Company has three reportable segments: North America, Europe and Rest-of-world. Sales and gross profit are attributed to a segment based on the ordering location of the customer. The Company’s Chief Executive Officer and senior management rely on internal management reports that provide financial and operational information by geographic location. The Company’s management makes financial decisions and allocates resources based hearing aid on the information it receives from these internal management reports. These reports reflect selling profit, which is defined as sales less manufactured cost of sales less location operating expenses. The Company does not allocate research and development expenses to its segments. In prior interim periods, the Company reflected manufacturing profit and all U.S.-based research and development expense in the North America segment.

The Company has reclassified previous period amounts to reflect the current period presentation.

	North America	Europe	Rest-of-world	Unallocated	Total
Three months ended June 30, 2005
Net sales to external customers	$13,255	$11,926	$5,004	$—	$30,185
Operating profit (loss)	(297)	1,929	474	(2,136)	(30)
Three months ended June 30, 2004
Net sales to external customers	9,626	10,513	4,199	—	24,338
Operating profit (loss)	1,122	1,465	526	(2,346)	767
Six months ended June 30, 2005
Net sales to external customers	22,849	24,204	9,023	—	56,076
Operating profit (loss)	(3,354)	4,039	424	(4,488)	(3,379)
Six months ended June 30, 2004
Net sales to external customers	19,231	23,097	8,316	—	50,644
Operating profit (loss)	2,072	4,520	1,054	(4,900)	2,746
As of June 30, 2005
Identifiable segment assets	50,388	43,845	15,729	—	109,962
Goodwill and indefinite-lived intangible assets	5,665	21,743	7,485	—	34,893
Long-lived assets	15,293	25,120	10,570	—	50,983
As of December 31, 2004
Identifiable segment assets	54,029	46,243	15,014	—	115,286
Goodwill and indefinite-lived intangible assets	4,762	22,564	7,646	—	34,972
Long-lived assets	15,016	26,826	10,544	—	52,386

Long-lived assets consist of property and equipment, definite-lived and indefinite-lived intangible assets and goodwill. The majority of the Company’s assets as of June 30, 2005 and December 31, 2004 were attributable to its U.S. operations. In addition to the U.S., the Company operates in two countries, Germany and Australia, in which assets and net sales were in excess of 10% of consolidated amounts.

7. LEGAL PROCEEDINGS

The Company’s wholly owned subsidiary, Tympany, filed a declaratory judgment action in March 2004 against BioCell and International Biophysics Corp. (collectively, “IBC”) stemming from a dispute regarding manufacturing services performed by IBC for Tympany. IBC counterclaimed and sought, among other claims, lost profits and punitive damages. The Company settled this lawsuit in the second quarter 2005 by paying IBC $875, of which $313 will be reimbursed to the Company by the former owners of Tympany.

In July 2005, Energy Transportation Group, Inc. brought suit in the U.S. District Court for Delaware against a number of hearing aid companies, including the Company, for infringement of one or more claims of two U.S. patents pertaining to programmable digital hearing aid systems. The lawsuit seeks injunctive relief and damages from the defendants. The Company strongly denies the allegation and will defend itself vigorously; however, litigation is inherently uncertain and there can be no assurance that the Company will not be materially affected.

From time to time the Company is subject to legal proceedings, claims and litigation arising in the ordinary course of the business. Most of these legal actions are brought against the Company by others and, when the Company feels it is necessary to protect its stockholders’ investment, the Company may bring legal actions itself. Actions can stem from disputes regarding the ownership of intellectual property, customer claims regarding the function or safety of the Company’s products, government regulation or employment issues, among other sources. Litigation is inherently uncertain, and therefore we cannot predict the eventual outcome of any such lawsuits. However, the Company does not expect that the ultimate resolution of any known legal action, other than as described above, will have a material adverse effect on its results of operations and financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands, except per share data)

The following discussion contains forward-looking statements that involve risks and uncertainties. These statements refer to our future results, plans, objectives, expectations and intentions. These forward-looking statements include statements regarding the following: negative factors impacting hearing aid growth rates today to decrease in importance in the future; hearing aid prices decreasing in the future; hearing aids becoming smaller, less conspicuous, easier to fit and more comfortable through improvements in technology; more people who could benefit from hearing aids actually buying hearing aids in the future; significant growth of first time hearing aid purchasers in the future; the market for hearing aids increasing in the future; our platform enabling a broad product line with many price points; providing more patients for hearing aid retailers; expectations for us to be profitable in the second half 2005; Tympany operations being dilutive for the balance of 2005; decreased North American and European sales in the third quarter 2005 as a result of vacation schedules and the elimination of Tympany deferred revenue related to an upgrade obligation; North America sales to increase in the fourth quarter of 2005 as new products are introduced; European sales increasing as Innova is introduced in non-English speaking European markets in the fourth quarter 2005; Rest-of-world sales increasing as Innova sales in Australia increase; gross margin improvement in the second half 2005 due to higher average selling prices, better overhead absorption, reduced purchased component and assembly costs, lower sales returns, and the elimination of low-margin Tympany deferred revenue; selling, general and administrative expense remaining consistent with the second quarter 2005 level for the balance of 2005; research and development expense remaining consistent with the second quarter level in the near term but increasing in 2006; other income/expense not being a significant item for the balance of 2005; changes in accounting treatment contemplated by SFAS No. 123R and SFAS No. 151; financial instrument credit risks; and sufficiency of cash to fund our operations into 2006.

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

OVERVIEW

Sonic Innovations is a hearing healthcare company. We design, develop, manufacture and market advanced digital hearing aids designed to provide the highest levels of satisfaction for hearing impaired consumers and proprietary auditory testing equipment that automates the four most commonly performed hearing tests. Capitalizing on what we believe is an advanced understanding of human hearing, we have developed patented digital signal processing technologies and embedded them in our hearing aids. In countries where we have direct (owned) operations, we sell directly to hearing care professionals, and in several of those countries, we also sell hearing aids directly to hearing impaired consumers. In other parts of the world where we do not have direct operations, we sell principally to distributors. From our inception, we have focused all our efforts and investment on the therapeutic side of hearing care by developing high-performance digital hearing aids. In December 2004, we acquired Tympany and now offer diagnostic equipment to further help hearing impaired individuals.

Market

The hearing aid market is large at both the wholesale (manufacturing) level (over $2.0 billion) and the retail level (over $5.0 billion). It is estimated that only 20% of those who could benefit from a hearing aid actually own one. There are many factors that cause this low market penetration rate, such as the cost of hearing aids, the stigma of wearing hearing aids and the discomfort associated with wearing hearing aids. We believe that these negative factors will decrease in importance in the future because we expect prices will continue to go down for a given level of performance and technology improvements will result in hearing aids that are less conspicuous, easier to fit and more comfortable. Therefore, in the future, we expect that more people who could benefit from hearing aids will buy them, and we believe that the growth rate of first time hearing aid purchasers will be significant, particularly as the developed world’s population ages. As a result, we believe the market for hearing aids will increase in the future.

Strategy

Our strategy to gain share in this expanding market is twofold. First, we must develop innovative, technologically superior products. In late March 2005, we launched a new high-end product line, Innova, which we believe is feature rich and further improves on our best-of-class digital signal processing. Second, we must continue to make progress in non-traditional distribution channels and with alternative distribution strategies. Our new Innova product platform offers state-of-the-art features and, most importantly, improves upon our two strongest features – noise reduction and directionality. Noise reduction allows the hearing aid to reduce background noise so that speech sounds are clearer. We have the only omni-directional hearing aid that has been clinically proven to improve speech intelligibility with background noise present. Directionality allows for the hearing aid wearer to better understand speech sounds through the use of directional microphones in the device. Our directional microphone technology helps the hearing aid wearer focus on sounds originating from the front by de-emphasizing noise sounds originating from all other directions. Innova significantly improves on our noise reduction algorithms and has superior directionality capabilities. In addition, our new platform technology provides us the opportunity to develop a broad product line of full-featured hearing aids that can allow us to compete effectively at more price points of the hearing aid market.

We are competing in an industry that includes six larger competitors who have significant marketing and distribution capabilities. This makes it difficult for us to compete using the traditional distribution channel. For this reason, we are interested in non-traditional distribution methods. We believe we are making progress with this strategy in several countries. In Germany, we sell direct to the consumer and use the ENT doctor to perform the hearing aid fitting. In Australia and Switzerland, we sell direct to the consumer through retail stores. In Austria, our largest customer is a chain of electronics stores that also sells hearing aids. In the Netherlands, our largest customer is a chain of optical stores that also sell hearing aids. In the U.S., as a result of our purchase of Tympany in December 2004, we plan to use the Primary Care Physician (“PCP”) to screen patients for hearing loss. Tympany’s Otogram allows the PCP to test patients for hearing loss with little disruption to the normal office routine. If the patient has a hearing loss, the PCP can refer the patient to a hearing aid retailer. Retailers typically complain that the most difficult part of running a successful hearing aid retail business is getting enough patients into the office at a reasonable cost. We hope to solve the retailers’ chief complaint – lack of patients – with this non-traditional approach.

Financial Results

As we anticipated, the introduction of our Innova product family in late March resulted in significantly increasing sales and allowed us to return to profitability in the second quarter 2005 from a substantial loss in the first quarter 2005. We expect to be profitable in the second half of the year; however, Tympany will continue to be dilutive for the balance of 2005 as we execute our strategy of placing Otograms with the PCP on a per-procedure fee basis.

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations information for the periods indicated expressed as a percentage of net sales.

	For three months ended June 30,		For six months ended June 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.5	43.8	45.4	44.2

Gross profit	55.5	56.2	54.6	55.8
Selling, general and administrative expense	48.5	43.4	52.6	40.7
Research and development expense	7.1	9.6	8.0	9.7

Operating profit (loss)	(0.1)	3.2	(6.0)	5.4
Other income (expense), net	0.4	(0.2)	0.2	(0.1)

Income (loss) before income taxes	0.3	3.0	(5.8)	5.3
Provision (benefit) for income taxes	(0.6)	0.4	(0.1)	0.9

Net income (loss)	0.9%	2.6%	(5.7)%	4.4%

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of the related sale. Net sales by reportable segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2005	2004	Change	2005	2004	Change
North America	$13,255	$9,626	38%	$22,849	$19,231	19%
Europe	11,926	10,513	13	24,204	23,097	5
Rest-of-world	5,004	4,199	19	9,023	8,316	9

Total	$30,185	$24,338	24%	$56,076	$50,644	11%

Net sales in the second quarter 2005 were a record $30,185, an increase of 24% from second quarter 2004 net sales of $24,338. Net sales in the first half 2005 were $56,076, an increase of 11% from first half 2004 net sales of $50,644. The increase was almost completely the result of the introduction of our next-generation Innova product family in the U.S. market in late March 2005 and the effect of Tympany, which was acquired in December 2004.

North American sales for the first half 2005 of $22,849 were up $3,618, or 19%, from first half 2004 sales of $19,231. North American sales in the second quarter 2005 were up $3,629, or 38%, from last year’s second quarter sales of $9,626. First and second quarter 2005 sales included sales from Tympany. Second quarter 2005 U.S. hearing aid sales increased 18% from last year’s second quarter sales level and second quarter 2005 Canadian sales increased by 52% over last year’s second quarter sales level principally as a result of the Innova introduction. Tympany sales were affected by the recognition of deferred revenue pertaining to an upgrade obligation that existed at the acquisition date, which added $756 in the second quarter 2005 and $2,065 in the first half 2005 of very low-margin revenue. This revenue will not recur as the upgrades have been largely completed. As we have previously indicated, we are investing in our future with Tympany as it is currently generating significant losses. We expect North American sales to decrease in the third quarter due to vacation schedules and the elimination of Tympany deferred revenue related to the upgrade obligation, but to increase in the fourth quarter as new products are introduced.

European sales of $11,926 in the second quarter were up $1,413, or 13%, from second quarter 2004 sales of $10,513 as each of our six European subsidiaries experienced increased sales. European sales of $24,204 for the first half 2005 were up $1,107, or 5%, from first half 2004 sales of $23,097. The rebound in German order activity, which started in September 2004, continued. We expect European sales to decrease in the third quarter as a result of the European vacation schedule; however, we expect European sales to increase when Innova is introduced into non-English speaking markets in the fourth quarter.

Rest-of-world sales of $5,004 in the second quarter 2005 were up 19% from second quarter 2004 sales of $4,199. Rest-of-world sales of $9,023 in first half 2005 were up 9% from the first half 2004 sales of $8,316. The increases were mainly due to the May 2005 introduction of Innova into the Australian market. We expect rest-of-world sales to increase in the second half of 2005 as Australia benefits from the Innova technology and Innova-related marketing initiatives.

We believe it is important to have a number of product families to provide our customers with pricing flexibility in selling to the hearing impaired consumer. We now have six product families – Innova, Natura 3, Natura 2SE, Altair, Tribute and Quartet. Consumers have continued to seek out lower-priced digital hearing aids, which in combination with competitive pricing has put pressure on our overall average selling price and gross margin. However, with the introduction of Innova, our overall average selling price increased in the second quarter 2005.

We generally have a 60-day return policy for our hearing aids. Provisions for sales returns were $5,355 and $2,888 in the second quarter 2005 and 2004, respectively and $8,130 and $6,039 for the six months ended June 30, 2005 and 2004, respectively. Actual sales returns were $4,325 and $3,225 in the second quarter 2005 and 2004, respectively and $7,057 and $6,712 for the six months ended June 30, 2005 and 2004, respectively. The increases were due to the significantly greater sales in 2005. In addition, in the second quarter 2005 (i) we had a higher percentage of sales in the U.S. where return rates are considerably higher than outside the U.S. and (ii) we had a higher percentage of high-priced Innova product sales as a percentage of total sales. Generally, in the hearing aid business, the higher the price of the hearing aid, the greater the rate at which it is returned. We believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations.

Gross Profit. Cost of sales primarily consists of manufacturing costs, royalty expenses, quality costs and costs associated with product remakes and repairs (warranty). Our gross profit and gross margin by reportable segment were as follows:

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
North America	$6,910	52.1%	$5,705	59.3%	$11,876	52.0%	$11,175	58.1%
Europe	6,438	54.0	5,117	48.7	12,655	52.3	11,544	50.0
Rest-of-world	3,418	68.4	2,853	67.9	6,092	67.5	5,533	66.5

Total	$16,766	55.5%	$13,675	56.2%	$30,623	54.6%	$28,252	55.8%

Gross profit in the second quarter 2005 of $16,766 established a quarterly record and was up 23% from last year’s second quarter level of $13,675. Second quarter 2005 gross margin of 55.5% was down slightly from 56.2% in last year’s second quarter. Gross profit in the first half 2005 of $30,623 was up 8% from last year’s first half level of $28,252. First half 2005 gross margin of 54.6% was down from 55.8% in last year’s first half. The decreased gross margin in 2005 resulted primarily from the low-margin Tympany deferred revenue. Excluding Tympany, second quarter 2005 gross margin would have been 57.2% and first half 2005 gross margin would have been 56.4%, which principally results from higher average selling prices commanded by the Innova product family. Innova, as a premium-performing/premium-priced product, has improved our overall average selling price and also increased our unit sales allowing us to achieve better overhead absorption as a result of the additional unit volume. This, in combination with reduced purchased component and assembly costs, lower sales return rates and the elimination of low-margin Tympany deferred revenue should result in gross margin continuing to expand through the balance of 2005.

Provisions for warranty increased from $1,001 in the second quarter 2004 to $1,679 in the second quarter 2005 and from $1,990 for the six months ended June 30, 2004 to $2,673 for the six months ended June 30, 2005. Actual warranty expenditures were $1,287 and $1,014 in the second quarter 2005 and 2004, respectively. Actual warranty expenditures were $2,507 and $2,046 for the six months ended June 30, 2005 and 2004, respectively. The provisions as compared with actual warranty expenditures are higher due to increased sales and an increase in the length of the warranty period offered on our high-end product lines. We now offer a standard three-year warranty in the U.S. for high-end products.

Selling, General and Administrative. Selling, general and administrative expense primarily consists of wages and benefits for sales and marketing personnel, sales commissions, promotions and advertising, marketing support, distribution and administrative expenses.

Selling, general and administrative expense in dollars and as a percent of sales by reportable segment was as follows:

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
North America	$7,207	54.4%	$4,583	47.6%	$15,230	66.7%	$9,103	47.3%
Europe	4,509	37.8	3,652	34.7	8,616	35.6	7,024	30.4
Rest-of-world	2,944	58.8	2,327	55.4	5,668	62.8	4,479	53.9

Total	$14,660	48.6%	$10,562	43.4%	$29,514	52.6%	$20,606	40.7%

Selling, general and administrative expense in the second quarter 2005 of $14,660 was up $4,098, or 38.7%, from last year’s second quarter level of $10,562. Selling, general and administrative expense in the first half 2005 of $29,514 was up $8,908, or 43.2%, from last year’s first half level of $20,606. This was principally as a result of our December 2004 acquisition of Tympany, significant training and marketing costs connected with Innova, and increased selling and marketing costs in Australia and Germany. As a percentage of sales, selling, general and administrative expense increased from 43.4% in the second quarter 2004 to 48.6% in the second quarter 2005 and from 40.7% in the first half 2004 to 52.6 % in the second quarter 2005. Excluding Tympany, second quarter 2005 selling, general and administrative expense as a percentage of sales would have been 46.0% and the first half 2005 selling, general and administrative expense would have been 50.0%. We expect selling, general and administrative expense to remain consistent with the second quarter 2005 level for the balance of 2005.

Research and Development. Research and development expense primarily consists of wages and benefits for research, development, engineering, regulatory and clinical personnel, and also includes consulting, intellectual property, clinical study and engineering support costs. Research and development expense in the second quarter 2005 of $2,136 decreased by $210, or 9%, from last year’s second quarter level of $2,346. Research and development expense in the first half 2005 of $4,488 decreased by $412, or 8%, from last year’s first half level of $4,900. This decrease occurred despite research and development expenses associated with Tympany, mainly as a result of the timing of expenses relating to our development of the next generation integrated circuitry in the Innova product family. As a percentage of sales, research and development expense went from 9.6% in the second quarter 2004 to 7.1% in the second quarter 2005 and from 9.7% in the first half 2004 to 8.0% in the first half 2005. We expect research and development expense to remain consistent with the second quarter 2005 level in the near term but will begin to increase in 2006.

Other Income/Expense. Other income/expense primarily consists of foreign currency gains and losses and interest income and interest expense. Other income was $128 in the second quarter 2005 compared to other expense of $29 in the second quarter 2004. Other income was $88 in the first half 2005 compared to other expense of $78 in the first half 2004. Other income/expense is not expected to be a significant item for us for the balance of 2005.

Provision/Benefit for Income Taxes. We had an income tax benefit in the second quarter 2005 of $165 compared to an income tax provision of $114 in the second quarter 2004. We had an income tax benefit in the first half 2005 of $77 compared to an income tax provision of $456 in the first half 2004. The provisions/benefits related primarily to pre-tax earnings or losses in certain countries outside the U.S. Income taxes on U.S. profits have been substantially negated by our net operating loss carry-forward. Our effective tax rate going forward will depend on our mix of profitability between countries.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $9,074 for the six months ended June 30, 2005. Negative cash flow resulted from the net loss of $3,214, as positively affected by certain non-cash expenses including depreciation and amortization of $2,767, stock-based compensation of $159 and foreign currency losses of $498. In addition, cash was used to increase (i) accounts receivable by $3,617 principally as a result of increased sales; (ii) inventory by $3,105 principally as a result of the build of Innova hearing aids and Tympany Otogram machines; (iii) prepaid expenses and other by $234; and (iv) other assets by $226. Cash was also used to decrease accounts payable and accrued expenses by $2,102. We assumed significant Tympany accounts payable upon its acquisition in December 2004 and paid them off in the first half 2005.

Net cash provided by investing activities of $4,422 for the six months ended June 30, 2005 resulted from net repayments of customer advances of $348 and net proceeds from the maturity of marketable securities of $6,851, partially offset by cash paid related to acquisitions of businesses and intangibles of $1,047 and purchases of property and equipment of $1,730.

Net cash provided by financing activities of $3,632 for the six months ended June 30, 2005 resulted from proceeds from the collection of $2,979 of certain accounts receivable that were deemed uncollectible prior to the acquisition of Sanomed and which are payable to the former owners, proceeds from stock option exercises and employee stock purchases of $484, proceeds from borrowings on a line of credit of $639 and a decrease in restricted cash, cash equivalents and marketable securities of $174. These positive cash flow items were partially offset by loan principal payments of $644. Borrowings under our line of credit must be entirely secured by cash and investments.

Our cash and marketable securities, including restricted amounts, totaled $23,725 as of June 30, 2005. We have a number of items that will negatively affect our cash balance through the balance of 2005. The more significant items to be paid from available cash follow:

•	We will pay $3,815 to the former owners of Sanomed for amounts collected on accounts receivable that had been deemed uncollectible prior to the acquisition.

•	We will make contingent consideration payments in connection with our 2003 acquisition of Sanomed of $1,508 and 2004 acquisition of Tympany of $415.

•	We will be purchasing a number of Otogram machines for $800.

•	We will make principal payments of $600 on our loan payable.

In addition, we may use cash to fund acquisitions of complementary businesses and technologies. We believe that our cash and marketable securities balance will be adequate to meet our operating, working capital and investment requirements into 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4,” which clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs and wasted materials (spoilage) are required to be recognized as current period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 151 and do not believe the adoption will have a material effect on our results of operations and financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense. The value is recognized over the requisite service period based on fair values measured on grant dates. The new standard may be adopted using either the modified prospective method or the modified retrospective method. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which clarified the SEC’s expectations with regard to the assumptions underlying the fair value estimates of options. In April 2005, the SEC amended the compliance dates for SFAS No. 123R such that the new standard will be effective for us beginning January 1, 2006. We are currently evaluating our share-based employee compensation programs, the potential effect of these statements on our results of operations and financial position and the alternative adoption methods.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for fiscal years beginning December 15, 2005. We do not believe the adoption of SFAS No. 154 will have a material impact on our results of operations and financial position.

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

We have a history of losses.

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

We face aggressive competition in our business, and if we do not compete effectively our net sales and operating results will suffer.

We encounter aggressive competition from a number of competitors worldwide, six of which have far greater sales and more extensive financial and business resources than we have. We may not choose to, or be able to, match the type or the volume of incentives that our competitors provide to hearing aid retailers, which could put us at a competitive disadvantage. In addition, some competitors have purchased or established their own network of owned or franchised retail hearing aid operations or are adding to those networks, all of which could cause us to lose existing customers and make it difficult to recruit new customers. If any of our competitors were to merge with one another, it could make it significantly more difficult for us to compete. If we fail to compete effectively, our net sales and operating results will suffer.

Our financial results may fluctuate significantly, which may cause our stock price to decline.

Our quarterly and annual operating results have fluctuated significantly in the past and may fluctuate significantly in the future. These fluctuations could cause our stock price to vary significantly or decline. Factors that may cause fluctuations in our operating results include the following: general economic conditions; hearing aid market conditions; the competitive performance of our products; delays or problems completing or introducing new products; expenses associated with trying innovative distribution methods; difficulties in integrating and managing acquired operations that could result in poor performance, additional expenses or write downs of acquired intangible assets; changes in government healthcare systems and reductions in reimbursement levels for hearing aids or diagnostic hearing testing; distribution of our products; competitive pressures resulting in lower selling prices or significant promotional costs; difficulties in relationships with our customers; demand for and market acceptance of our products, particularly new products where eventual market acceptance may not follow early indications; reductions in orders from larger customers; high levels of returns, remakes and repairs; changes in our product or customer mix; regulatory requirements; difficulties in managing international operations; the effect of future acquisitions, if any; the effect of international conflicts and threats; inability to forecast revenue accurately; nonpayment of receivables; the announcement or introduction of new products or services by our competitors; manufacturing problems; component availability and pricing; and other business factors beyond our control.

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

We have made a number of acquisitions and could make additional acquisitions, which could be difficult to integrate, disrupt our business, dilute the equity of our shareholders and harm our operating results.

We may not be able to meet performance expectations for, or successfully integrate, businesses we have acquired or may acquire on a timely basis or at all. For example, it is too soon to evaluate whether Tympany, Inc., which was acquired in December 2004 and which is currently generating significant losses, will achieve our expectations and positively affect our overall business.

As part of our business strategy, we may continue to make acquisitions that complement or expand our existing business. Acquisitions involve risks, including (i) the inability to successfully integrate acquired businesses or to realize anticipated synergies, economies of scale or other expected value; (ii) difficulties in managing and coordinating operations at new sites; (iii) the loss or termination of key employees of acquired businesses; (iv) the loss of key customers of acquired businesses; (v) diversion of management’s attention from other business concerns; and (vi) risks of entering businesses and markets in which we have no direct or limited prior experience. Acquisitions may result in the utilization of cash and marketable securities, dilutive issuances of equity securities and the incurrence of debt, any of which would weaken our financial position. In addition, acquisitions would result in the creation of (i) certain definite-lived intangible assets that increase amortization expense and (ii) goodwill and other indefinite-lived intangible assets that subsequently may result in large write-offs should these assets become impaired.

Our internal control over financial reporting may not be considered effective, resulting in possible regulatory sanctions.

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

The loss of any large customer or a reduction in orders from any large customer could reduce our net sales and harm our operating results.

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

We rely on several suppliers and contractors, and our business will be seriously harmed if these suppliers and contractors are not able to meet our requirements.

Certain critical components used in our products are currently available only from a single or limited number of suppliers. For example, our proprietary digital signal processing chips are manufactured by a single supplier. These suppliers may not be willing or able to satisfy our requirements. We also rely on a limited number of contractors for certain hearing aid component assembly, Otogram assembly and advanced integrated circuitry development and are therefore subject to their performance, over which we have little control. We may lose the services of these key suppliers or contractors. Finding a substitute part, process, supplier or contractor may be expensive and time-consuming, or may prove impossible in the near-term.

We have high levels of product returns, remakes and repairs, and our net sales and operating results will be lower if these levels increase.

We generally offer a minimum 60-day return policy and various warranties on our hearing aids. In general, the hearing aid industry has high levels of returns, remakes and repairs, and our level of returns, remakes and repairs has been significant. We may not be able to attain lower levels of returns, remakes and repairs and, in fact, these levels may increase, particularly on newly introduced products, which could reduce our net sales and operating results.

IF we fail to develop new and innovative products, our competitive position will suffer, and if our new products are not well accepted, our net sales and operating results will suffer.

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

Because of the complexity of our products, there may be undiscovered errors or defects that could harm our business or reputation.

Our products are complex and may contain undetected defects, errors or failures. Our customers may discover errors after new products have been introduced and sold. The occurrence of any defects, errors or failures could result in the loss of or delay in market acceptance of our new products, which could harm our reputation and business and adversely affect our net sales and operating results.

Third parties have claimed and may claim in the future that we are infringing their intellectual property, and we could suffer significant expense or be prevented from selling products if these claims are successful.

Third parties have claimed and may claim in the future that we are infringing their intellectual property rights. While we do not believe that any of our products currently infringe the proprietary rights of others, we may be unaware of intellectual property rights of others that may cover some of our technology. Whether or not we actually infringe a third party’s rights, any litigation regarding intellectual property could be costly and time-consuming and divert our management and key personnel from our business operations. Claims of intellectual property infringement might also require us to make one-time payments or enter into costly royalty or license agreements.

Because our success depends on our proprietary technology, if third parties infringe our intellectual property, we may be forced to expend significant resources enforcing our rights or suffer competitive injury.

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

In several countries, we sell hearing aids directly to the hearing impaired consumer, and in some markets we are selling our products through non-traditional distribution channels, such as high-volume general retail and electronics retail stores and the ear-nose-throat physician. Our current initiatives or any future initiatives directed toward alternate distribution could alienate our traditional hearing aid dispenser customers. For example, our Hearing Health Network could cause hearing aid dispensers that do not qualify or otherwise choose not to participate in this program to reduce or discontinue their purchases from us. Any loss of traditional revenue may not be offset by revenue from alternative distribution channels, and we may choose not to continue using any of these alternative channels. Should hearing aid dispensers react unfavorably to such initiatives, they would likely purchase fewer of our products, which would reduce our net sales and operating results and damage our competitive position.

We are dependent on international operations, which exposes us to a variety of risks that could result in lower sales and operating results.

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

Accounting for stock-based compensation will negatively affect our results.

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

Complications may result from hearing aid use, and we may incur significant expense if we are sued for product liability.

Although we have not experienced any significant product liability issues to date, we may be held liable if any product we develop causes injury or is found otherwise unsuitable. If we are sued for an injury caused by our products, the resulting liability could result in significant expense beyond our products liability insurance limits, which would harm our operating results.

If we fail to comply with food and drug administration regulations or various sales-related laws, we may suffer fines, injunctions or other penalties.

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

There may be sales of our stock by our directors and officers, and these sales could cause our stock price to fall.

Sales of our stock by our directors and officers, or the perception that such sales will occur, could adversely affect the market price of our stock. Some of our officers have adopted trading plans under SEC Rule 10b5-1 in order to dispose of a portion of their stock in an orderly manner. Other officers or directors may adopt such a trading plan in the future.

Provisions in our charter documents, our shareholders rights plan and delaware law may deter takeover efforts that shareholders feel would be beneficial to shareholder value.

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

Derivative Instruments. We enter into readily marketable forward contracts with financial institutions to minimize the short-term impact of foreign currency fluctuations on certain intercompany balances. We do not enter into these contracts for trading or speculation purposes. Gains and losses on the contracts are included in net income and offset foreign exchange gains or losses recognized on the revaluation of certain intercompany balances. Our foreign exchange forward contracts generally mature three months from the contract date. On June 30, 2005, we entered into forward contracts for $1,147 (1,400 Canadian dollars), $3,440 (2,830 Euro), $957 (530 British pounds sterling) and $4,533 (6,000 Australian dollars), all of which expire on September 30, 2005.

Foreign Currency Risk. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S., and from intercompany account balances between our U.S. parent and our non-U.S. subsidiaries. In the second quarter 2005, approximately 61% of our net sales and 47% of our operating expenses were denominated in currencies other than the U.S. dollar. In the six months ended June 30, 2005, approximately 63% of our net sales and 45% of our operating expenses were denominated in currencies other than the U.S. dollar. Inventory purchases were transacted primarily in U.S. dollars. The local currency of each foreign subsidiary is considered the functional currency, and revenue and expenses are translated at average exchange rates for the reported periods. Therefore, our foreign sales and expenses will be higher in a period in which there is a weakening of the U.S. dollar and will be lower in a period in which there is a strengthening of the U.S. dollar. The Euro and Australian dollar are our most significant foreign currencies. Given the uncertainty of exchange rate fluctuations and the varying performance of our foreign subsidiaries, we cannot estimate the affect of these fluctuations on our future business, results of operations and financial condition. Fluctuations in the exchange rates between the U.S. dollar and other currencies could effectively increase or decrease the selling prices of our products in international markets where the prices of our products are denominated in U.S. dollars. We regularly monitor our foreign currency risks and may take measures to reduce the impact of foreign exchange fluctuations on our operating results. To date, we have not used derivative financial instruments for hedging, trading or speculating on foreign currency exchange, except to hedge intercompany balances.

For the six months ended June 30, 2005 and 2004, average currency exchange rates to convert one U.S. dollar into each local currency for which we had sales of over $3,000 for the six months ended June 30, 2005 and 2004, respectively were as follows:

	2005	2004
Euro	0.78	0.83
Australian dollar	1.29	1.40

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures . Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be included in our Exchange Act reports is properly recorded, processed, summarized and reported within the time periods specified.

Changes in Internal Controls Over Financial Reporting. During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of stockholders was held on May 5, 2005. Directors elected at the meeting and voting were as follows:

Director	For	Withheld
James M. Callahan	20,783,918	19,513
Lewis S. Edelheit	20,781,473	21,958

Other directors whose terms of office continued after the meeting were: Andrew G. Raguskus, Kevin J. Ryan, Lawrence C. Ward and Samuel L. Westover.

The result of the voting for the other item of business at the annual meeting was as follows:

	For	Against	Abstain
Ratification of the appointment of KPMG LLP as independent auditors	20,677,191	124,870	1,370

ITEM 6.	EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit #	Description
31.1	Rule 13a-14(a) / 15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15-d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2005

/s/STEPHEN L. WILSON
Stephen L. Wilson
Senior Vice President and Chief Financial
Officer and Secretary