Form 10-Q
period 2005-09-30
SONIC INNOVATIONS INC
filed 2005-11-09
CIK 1105982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): ☐  Yes     ☒  No

As of November 2, 2005, there were 21,490,886 shares of the registrant’s $0.001 par value common stock outstanding.

SONIC INNOVATIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$8,238	$8,221
Marketable securities	858	10,482
Restricted cash, cash equivalents and marketable securities	9,102	10,571
Accounts receivable, net of allowance for doubtful accounts of $1,555 and $1,617	15,482	16,092
Inventories	12,401	9,799
Prepaid expenses and other	2,586	2,969

Total current assets	48,667	58,134
Long-term marketable securities	—	2,321
Restricted long-term marketable securities	—	754
Property and equipment, net of accumulated depreciation of $15,282 and $13,097	9,146	10,086
Goodwill and indefinite-lived intangible assets	31,350	34,972
Definite-lived intangible assets, net	4,472	7,328
Other assets	958	1,691

Total assets	$94,593	$115,286

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of loan payable	$1,204	$1,364
Payables to former owners of acquired businesses	2,908	3,627
Accounts payable	5,685	8,315
Accrued payroll and related expenses	3,977	3,085
Accrued warranty	4,694	4,526
Deferred revenue	3,320	5,455
Other accrued liabilities	4,149	5,419

Total current liabilities	25,937	31,791
Loan payable, net of current portion	5,419	7,161
Deferred revenue, net of current portion	3,980	4,444
Other liabilities	106	787

Total liabilities	35,442	44,183
Shareholders’ equity:
Common stock	22	22
Additional paid-in capital	120,300	118,135
Deferred stock-based compensation	(1,383)	(8)
Accumulated deficit	(61,301)	(50,797)
Accumulated other comprehensive income	5,286	7,524
Treasury stock, at cost	(3,773)	(3,773)

Total shareholders’ equity	59,151	71,103

Total liabilities and shareholders’ equity	$94,593	$115,286

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net sales	$24,353	$22,456	$80,429	$73,100
Cost of sales	11,024	10,456	36,477	32,848
Asset impairment charge	694	—	694	—

Gross profit	12,635	12,000	43,258	40,252
Selling, general and administrative expense	12,748	10,203	42,262	30,809
Research and development expense	2,192	2,520	6,680	7,420
Asset impairment and restructuring charges	6,247	—	6,247	—

Operating profit (loss)	(8,552)	(723)	(11,931)	2,023
Other income (expense), net	96	(6)	184	(84)

Income (loss) before income taxes	(8,456)	(729)	(11,747)	1,939
Provision (benefit) for income taxes	(1,166)	(69)	(1,243)	387

Net income (loss)	$(7,290)	$(660)	$(10,504)	$1,552

Earnings (loss) per common share:
Basic	$(0.34)	$(0.03)	$(0.49)	$0.08

Diluted	$(0.34)	$(0.03)	$(0.49)	$0.07

Weighted average number of common shares outstanding:
Basic	21,488	20,860	21,332	20,652

Diluted	21,488	20,860	21,332	22,383

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(10,504)	$1,552
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,173	2,450
Stock-based compensation	262	21
Foreign currency losses (gains)	483	(51)
Asset impairment charge	5,755	—
Changes in assets and liabilities:
Accounts receivable, net	(679)	1,711
Inventories	(3,238)	68
Prepaid expenses and other	(288)	(584)
Other assets	(440)	289
Accounts payable, accrued liabilities and deferred revenue	(6,009)	1,479

Net cash provided by (used in) operating activities	(10,485)	6,935
Cash flows from investing activities:
Payments related to acquisitions of businesses and intangibles	(2,675)	(3,466)
Purchases of property and equipment	(2,192)	(3,863)
Investments and advances, net	1,675	(698)
Proceeds from (purchases of) marketable securities, net	12,656	(1,613)

Net cash provided by (used in) investing activities	9,464	(9,640)
Cash flows from financing activities:
Principal payments on loan payable	(949)	(918)
Decrease in restricted cash, cash equivalents and marketable securities, net	1,512	76
Proceeds from pre-acquisition receivables payable to previous owners of acquired business, net of payments and taxes	501	2,573
Proceeds from exercise of stock options and employee stock purchases	528	2,173

Net cash provided by financing activities	1,592	3,904
Effect of exchange rate changes on cash and cash equivalents	(554)	(88)

Net increase in cash and cash equivalents	17	1,111
Cash and cash equivalents, beginning of the period	8,221	8,630

Cash and cash equivalents, end of the period	$8,238	$9,741

Supplemental cash flow information:
Cash paid for interest	$212	$98
Cash paid for income taxes	3,447	1,776

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the full year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

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

Revenue Recognition and Concentrations of Credit Risk. Sales are recognized when (i) products are shipped, except for hearing aid retail sales, which are recognized upon acceptance by the consumer, (ii) persuasive evidence of an arrangement exists, (iii) title and risk of loss has transferred, (iv) the price is fixed and determinable, (v) contractual obligations have been satisfied, and (vi) collectability is reasonably assured. Net sales consist of product sales less provisions for sales returns, which are made at the time of sale. Revenues related to sales of separately priced extended service contracts are deferred and recognized on a straight-line basis over the contractual periods. The Company performs ongoing credit evaluations of its customers and provides for doubtful accounts. No single customer comprised more than 10% of (i) net sales in the three and nine months ended September 30, 2005 and 2004 or (ii) accounts receivable as of September 30, 2005 and December 31, 2004. The Company generally has a 60-day return policy, and allowances for sales returns are reflected as a reduction of sales and accounts receivable. If actual sales returns differ from the Company’s estimates, revisions to the allowance for sales returns will be required. Allowances for sales returns were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Balance, beginning of period	$3,888	$2,814	$2,815	$3,487
Provisions	4,159	2,807	12,289	8,846
Returns processed	(4,187)	(3,110)	(11,244)	(9,822)

Balance, end of period	$3,860	$2,511	$3,860	$2,511

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

Accrued warranty costs were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Balance, beginning of period	$4,692	$4,059	$4,526	$4,115
Provisions	1,147	1,298	3,820	3,288
Costs incurred	(1,145)	(1,063)	(3,652)	(3,109)

Balance, end of period	$4,694	$4,294	$4,694	$4,294

Derivative Instruments. The Company enters into readily marketable forward contracts with financial institutions to minimize the short-term impact of foreign currency fluctuations on certain intercompany balances. The Company does not enter into these contracts for trading or speculation purposes. Gains and losses on the contracts are included in the results of operations and offset foreign exchange gains or losses recognized on the revaluation of certain intercompany balances. The Company’s foreign exchange forward contracts mature in three months or less from the contract date. On September 29, 2005, the Company entered into forward contracts for $1,147 (1,400 Canadian dollars), $3,440 (2,830 Euro), $957 (530 British pounds sterling) and $4,533 (6,000 Australian dollars), all of which expire on December 31, 2005.

Marketable Securities. The Company designates the classification of its marketable securities at the time of purchase and re-evaluates this designation as of each balance sheet date. As of September 30, 2005 and December 31, 2004, the Company’s investment portfolio consisted of principally U.S. government obligations classified as held-to-maturity and was presented at its amortized cost, which approximated market value. The amortized cost of U.S. government obligations is adjusted for amortization of premiums and accretion of discounts to maturity. If a decline in the market value below cost that is deemed other than temporary were to occur, the decline would be included in the results of operations resulting in the establishment of a new cost basis. For the three and nine months ended September 30, 2005 and 2004, the Company did not experience any declines in market value which were deemed other than temporary.

Comprehensive Income (Loss). The Company’s comprehensive income (loss) consisted of net income (loss) plus changes in foreign currency translation adjustments, which were not adjusted for income taxes as they relate to specific indefinite investments in subsidiaries, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(7,290)	$(660)	$(10,504)	$1,552
Foreign currency translation adjustments	89	655	(2,238)	(487)

Comprehensive income (loss)	$(7,201)	$(5)	$(12,742)	$1,065

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

The Company granted, net of forfeitures, 4,200 and 376,700 unvested shares of common stock to employees valued at $26 and $1,637, respectively in the three and nine months ended September 30, 2005, respectively, the cost of which is being amortized on a straight-line basis over the vesting period.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair market value recognition provisions of Statement of Financial Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” in calculating its stock-based compensation expense.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$(7,290)	$(660)	$(10,504)	$1,552
Add: Stock-based employee compensation included in reported net income (loss)	103	7	262	21
Deduct: Stock-based employee compensation expense determined under the fair value method	(197)	(942)	(789)	(2,786)

Pro forma loss	$(7,384)	$(1,595)	$(11,031)	$(1,213)

Basic earnings (loss) per common share as reported	$(0.34)	$(0.03)	$(0.49)	$0.08

Diluted earnings (loss) per common share as reported	$(0.34)	$(0.03)	$(0.49)	$0.07

Pro forma basic and diluted loss per common share	$(0.34)	$(0.08)	$(0.52)	$(0.06)

Earnings (Loss) Per Common Share. Basic earnings (loss) per common share is calculated based upon the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based upon the weighted average number of shares of common stock outstanding, plus the dilutive effect of common stock equivalents calculated using the treasury stock method.

Dilutive common stock equivalents for the nine months ended September 30, 2004 consisted of 1,731 shares pertaining to 3,319 stock options and unvested shares of common stock. Antidilutive common stock equivalents, consisting of stock options of 4,719, 4,662, 4,412 and 1,081 for the three and nine months ended September 30, 2005 and the three and nine months ended September 30, 2004, respectively were excluded from diluted earnings (loss) per share calculations.

New Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4,” which clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs and wasted materials (spoilage) are required to be recognized as current period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 151 and does not believe that the adoption will have a material effect on its results of operations and financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense. The value is recognized over the requisite service period based on fair values measured on grant dates. The new standard may be adopted using either the modified prospective method or the modified retrospective method. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which clarified the SEC’s expectations with regard to the assumptions underlying the fair value estimates of options. In April 2005, the SEC amended the compliance dates for SFAS No. 123R such that the new standard will be effective for the Company beginning January 1, 2006. The Company is currently evaluating the effect and the alternative adoption methods of these statements on its results of operations and financial position.

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

The initial purchase price of $2,262, including expenses of $254, consisted of $1,200 in cash and 196 shares of the Company’s common stock valued at $808 based on the average closing price of the common stock for the period beginning two days before and ending two days after the closing of the transaction. In addition, a $500 loan made by the Company to Tympany prior to the acquisition was recorded as additional consideration. Contingent consideration will be paid based on the following schedule: 2005 – 35% of net 2005 Tympany revenue, plus 10% of a defined portion of net 2005 hearing aid sales less a base amount; 2006 – 35% of net 2006 Tympany revenue, plus 10% of a defined portion of net 2006 hearing aid sales less 105% of a base amount; and 2007 – 20% of the lesser of 2007 or 2006 net Tympany revenue, plus 35% of any excess of 2007 net Tympany revenue over 2006 net Tympany revenue, plus 10% of a defined portion of net 2007 hearing aid sales less 110% of a base amount. Payments will be made semi-annually in a combination of cash (60%) and Company common stock (40%). During the third quarter 2005, the Company recorded an asset impairment charge related to goodwill and definite-lived intangibles recorded in connection with the acquisition of Tympany (see Note 4). The results of operations of Tympany are included in the results of operations of the Company from December 1, 2004.

The following table sets forth summary pro forma condensed consolidated financial information as if the acquisition had taken place at the beginning of the periods presented:

	Three months ended September 30, 2004	Nine months ended September 30, 2004
Net sales	$23,241	$75,014
Operating loss	$(3,508)	$(3,560)
Net loss	$(3,518)	$(4,155)
Basic and diluted loss per common share	$(0.17)	$(0.20)
Basic and diluted weighted average number of common shares outstanding	21,056	20,848

During the second quarter 2005, the Company settled a lawsuit filed by Tympany’s former contract manufacturer for $875, of which Tympany’s former owners were responsible for $313. The Company recorded goodwill of $562 pertaining to this settlement.

Sanomed Handelsgesellschaft mbH (“Sanomed”). In May 2003, the Company acquired 100% of the stock of Sanomed, a distribution company that markets hearing aids directly to German hearing impaired customers through ear-nose-throat (ENT) physicians. Under the terms of the purchase agreement, contingent consideration in the form of an earn-out has been paid in the amounts of $1,508 and $1,556 based on targeted sales performance for the one year periods ended May 31, 2005 and 2004, respectively. Additional contingent consideration of up to a maximum of $1,810 may be payable based on achieving targeted sales performance for the one year period ending May 31, 2006. Under the terms of the purchase agreement, the Company is required to remit to the former owners of Sanomed any money collected on certain accounts receivable that were deemed uncollectible prior to the acquisition. As of September 30, 2005, the Company had collected $9,564 of such accounts receivable, and the net after tax amount of $5,738 will be remitted to the former owners in 2005.

In May 2004, the Company acquired 100% of the stock of a Switzerland-based hearing aid retail chain. Contingent consideration in the form of an earn-out of 225 CHF ($175) was paid in the second quarter 2005 based on targeted sales performance for the one year period ended April 30, 2005.

3. INVENTORIES

Inventories are stated at the lower of cost or market value using the first-in, first-out method and were as follows:

	September 30, 2005	December 31, 2004
Raw materials and components	$7,097	$4,823
Work-in-process	136	117
Finished goods	5,168	4,859

Total	$12,401	$9,799

4. INTANGIBLE ASSETS

Goodwill and indefinite-lived intangible assets were as follows:

Nine months ended September 30, 2005
Balance, beginning of period	$34,972
Additional purchase price consideration and transaction costs	3,336
Asset impairment charge	(4,227)
Effects of foreign currency fluctuations	(2,731)

Balance, end of period	$31,350

Definite-lived intangible assets were as follows:

	Useful Lives	September 30, 2005		December 31, 2004
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Purchased technology and technology licenses	3-13 years	$2,941	$970	$3,633	$570
Brand names	3-15 years	2,829	802	3,373	624
Non-compete agreements	5 years	410	193	843	153
Customer databases	2-5 years	331	176	769	131
Distribution agreements	2-5 years	316	288	357	274
Software and other intangibles	1-5 years	221	147	227	122

Total		$7,048	$2,576	$9,202	$1,874

Amortization expense for definite-lived intangible assets is calculated using the straight-line method over the estimated useful lives of the assets. Estimated annual amortization expense for the years 2005 through 2009 is as follows: remaining 2005 - $215; 2006 - $778; 2007 - $737; 2008 - $588; and 2009 - $520.

The lack of progress toward profitability, a changing business model and the termination of the management team at Tympany during the third quarter 2005 resulted in the Company performing an impairment analysis of the Tympany assets. The impairment analysis, which was performed in accordance with SFAS Nos. 142 and 144, resulted in impairment losses of $4,227 related to goodwill and $1,528 related to definite-lived intangibles. The total asset impairment charge of $5,755 was reflected in the results of operations for the three months ended September 30, 2005 based upon management’s estimate of the impairment loss and an appraisal from a third-party valuation company.

5. LOAN PAYABLE

The Company obtained a loan from a German bank in 2003 to fund the acquisition of Sanomed. As of September 30, 2005, the balance of the loan was 5,500 Euro ($6,623). The interest rate applicable to the loan is 1.0% above the EURIBOR rate (2.29% as of September 30, 2005). The loan is collateralized by a letter of credit from a U.S. bank, and the Company pledged certain amounts of its cash, cash equivalents and marketable securities as security to obtain a reduced interest rate of 0.6% on this letter of credit. The loan payments are 250 Euro ($301 as of September 30, 2005) per quarter. The effective interest rates on this loan for the nine months ended September 30, 2005 and 2004 were 3.95% and 3.91%, respectively.

6. LEGAL PROCEEDINGS

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

In July 2005, Energy Transportation Group, Inc. brought suit in the U.S. District Court for Delaware against a number of hearing aid companies, including the Company, for infringement of one or more claims of two U.S. patents pertaining to programmable digital hearing aid systems. The lawsuit seeks injunctive relief and damages from the defendants. The Company strongly denies the allegation and will defend itself vigorously; however, litigation is inherently uncertain and there can be no assurance that the outcome will not materially and adversely affect the Company’s results of operations and financial position.

From time to time the Company is subject to legal proceedings, claims and litigation arising in the ordinary course of the business. Most of these legal actions are brought against the Company by others and, when the Company feels it is necessary to protect its stockholders’ investment, the Company may initiate legal actions against others. Actions can stem from disputes regarding the ownership of intellectual property, customer claims regarding the function or safety of the Company’s products, government regulation or employment issues, among other sources. Litigation is inherently uncertain, and therefore the Company cannot predict the eventual outcome of any such lawsuits. However, the Company does not expect that the ultimate resolution of any known legal action, other than as described above, will have a material adverse effect on its results of operations and financial position.

7. SEGMENT INFORMATION

The Company is a hearing healthcare company that designs, develops, manufactures and markets advanced digital hearing aids and proprietary auditory testing equipment. The Company has four operating segments for which separate information is available and evaluated regularly by management in deciding how to allocate resources and assess performance. The Company evaluates performance based on operating income, among other things.

The Company’s four operating segments include hearing aid operations in North America, Europe and Rest-of World and a fourth operating segment that sells and leases auditory testing equipment. Inter-segment sales are eliminated in consolidation. This information is used by the chief operating decision maker to assess the segments’ performance and in allocating the Company’s resources. The Company does not allocate hearing aid research and development expenses to its hearing aid business operations. During the three-month period ended September 30, 2005, the Company determined that the auditory testing equipment operation constituted a separate segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and has restated the corresponding items of segment information for prior periods to conform to the current period presentation.

	Hearing Aids			Auditory Testing Equipment	Unallocated	Total
	North America	Europe	Rest-of-world
Three months ended September 30, 2005
Net sales to external customers	$9,337	$9,194	$4,763	$1,059	$—	$24,353
Asset impairment and restructuring charges	—	208	—	6,733	—	6,941
Operating profit (loss)	757	381	297	(8,015)	(1,972)	(8,552)
Three months ended September 30, 2004
Net sales to external customers	8,408	9,974	4,074	—	—	22,456
Asset impairment and restructuring charges charges	—	—	—	—	—	—
Operating profit (loss)	692	947	158	—	(2,520)	(723)
Nine months ended September 30, 2005
Net sales to external customers	28,759	33,398	13,786	4,486	—	80,429
Asset impairment and restructuring charges	—	208	—	6,733	—	6,941
Operating profit (loss)	(299)	4,420	722	(10,822)	(5,952)	(11,931)
Nine months ended September 30, 2004
Net sales to external customers	27,639	33,071	12,390	—	—	73,100
Asset impairment and restructuring charges	—	—	—	—	—	—
Operating profit (loss)	2,762	5,467	1,214	—	(7,420)	2,023
As of September 30, 2005
Identifiable segment assets	33,642	41,530	15,220	4,201	—	94,593
Goodwill and indefinite-lived intangible assets	2,228	21,651	7,471	—	—	31,350
Long-lived assets	7,217	24,836	10,440	2,475	—	44,968
As of December 31, 2004
Identifiable segment assets	46,241	46,243	15,014	7,788	—	115,286
Goodwill and indefinite-lived intangible assets	2,166	22,563	7,646	2,597	—	34,972
Long-lived assets	8,607	26,826	10,544	6,409	—	52,386

Long-lived assets consist of property and equipment, definite-lived and indefinite-lived intangible assets, and goodwill. In addition to the U.S., the Company operates in two countries, Germany and Australia, in which assets and net sales were in excess of 10% of consolidated amounts.

8. RESTRUCTURING

During the third quarter 2005, the Company initiated a restructuring plan in order to improve our profitability and cash flow from operations. During the third quarter of 2005, we recorded a restructuring charge of $1,186, which includes $1,010 of personnel termination benefits and $176 of operating lease termination costs. The Company expects to incur additional restructuring costs during the fourth quarter 2005.

Accrued restructuring costs have been reported as “Other accrued liabilities” in the accompanying condensed consolidated balance sheets.

The following table represents restructuring activity in the third quarter 2005:

	Beginning Balance	Restructuring Accrual	Amounts Paid	Ending Balance
Three Months Ended September 30, 2005	$—	$1,186	$(39)	$1,147

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands, except per share data)

The following discussion contains forward-looking statements that involve risks and uncertainties. These statements refer to our future results, plans, objectives, expectations and intentions. These forward-looking statements include statements regarding the following: negative attitudes toward hearing aids to decrease in the future because of improvements in technology and more cosmetically acceptable devices; the Innova platform improving upon our noise reduction and directionality features and enabling a broad product line with more price points; using the primary care physician to screen for hearing loss; providing more patients for hearing aid retailers; expectations for a net loss in the fourth quarter 2005 due to losses at Tympany; European sales increasing as Innova is introduced in non-English speaking European markets in the fourth quarter 2005; Australian sales continuing to increase in the future as a result of Innova; selling, general and administrative expense increasing slightly in the fourth quarter 2005 from the third quarter 2005 level; fourth quarter 2005 research and development expense remaining consistent with the third quarter 2005 level but beginning to increase in 2006; continued short-term losses at Tympany as we adjust the business model and re-evaluate and restructure the business; other income/expense not being a significant item for the balance of 2005; decreases in cash balances; changes in accounting treatment contemplated by SFAS No. 123R; financial instrument credit risks; and sufficiency of cash to fund our operations into 2006.

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

Market

The hearing aid market is large at both the wholesale (manufacturing) level (approximately $2 billion) and the retail level ($5 billion). It is estimated that only 24% of those who could benefit from a hearing aid actually wear one. There are many factors that cause this low market penetration rate, such as negative attitudes toward hearing aid benefit, the stigma of wearing hearing aids, and the high cost of hearing aids. We believe that these negative attitudes will decrease as hearing aid technology continues to improve and more cosmetically acceptable devices enter the market place.

Strategy

Our strategy to gain share in this expanding market is twofold. First, we must develop innovative, technologically superior products. In March 2005, we launched a new high-end product line, Innova, which we believe is feature rich and further improves on our best-of-class digital signal processing. Second, we must continue to make progress in non-traditional distribution channels and with alternative distribution strategies. Our new Innova product platform offers state-of-the-art features and, most importantly, improves upon our two strongest features – noise reduction and directionality. Noise reduction allows the hearing aid to improve listening comfort and speech understanding in noise so that speech sounds are clearer. To our knowledge, we have the only digital noise reduction algorithm that has been clinically proven to improve speech intelligibility with background noise present. Directionality allows for the hearing aid wearer to better understand speech sounds through the use of directional microphones in the device. Our directional microphone technology helps the hearing aid wearer focus on sounds originating from the front by de-emphasizing noise sounds originating from all other directions. Innova significantly improves on our directionality capabilities by the inclusion of new directional focus algorithm. In addition, our new platform technology provides us the opportunity to develop a broad product line of full-featured hearing aids that can allow us to compete effectively at more price points of the hearing aid market.

We are competing in an industry that includes six larger competitors who have significant marketing and distribution capabilities. This makes it difficult for us to compete using the traditional distribution channel. For this reason, we are interested in non-traditional distribution methods. We believe we are making progress with this strategy in several countries. In Germany, we sell direct to the consumer and use the ear-nose-throat (“ENT”) doctor to perform the hearing aid fitting. In Australia and Switzerland, we sell direct to the consumer through retail stores. In Austria, our largest customer is a chain of electronics stores that also sells hearing aids. In the Netherlands, our largest customer is a chain of optical stores that also sells hearing aids. In the U.S., as a result of our purchase of Tympany in December 2004, we plan to use the primary care physician (“PCP”) to screen patients for hearing loss. Tympany’s Otogram allows the PCP to test patients for hearing loss with little disruption to the normal office routine. If the patient has a hearing loss, the PCP can refer the patient to a hearing aid retailer. Retailers typically complain that the most difficult part of running a successful hearing aid retail business is getting enough patients into the office at a reasonable cost. We hope to solve the retailers’ chief complaint – lack of patients – with this non-traditional approach.

Financial Results

The net loss of $7,290 in the third quarter 2005 resulted from an asset impairment charge of $5,755 related to the writedown of intangible assets recorded in connection with our acquisition of Tympany, a restructuring charge of $1,186 related principally to personnel reductions at Tympany, and a loss of $1,282 prior to asset impairment and restructuring charges in the Tympany operation. We expect that we will have a net loss in the fourth quarter 2005 due to ongoing losses at Tympany.

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations information for the periods indicated expressed as a percentage of net sales.

	For three months ended September 30,		For nine months ended September 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Asset impairment charge	2.8	—	0.9	—
Cost of sales	45.3	46.6	45.4	44.9

Gross profit	51.9	53.4	53.7	55.1
Selling, general and administrative expense	52.3	45.4	52.5	42.1
Research and development expense	9.0	11.2	8.3	10.2
Asset impairment and restructuring charges	25.7	—	7.7	—

Operating profit (loss)	(35.1)	(3.2)	(14.8)	2.8
Other income (expense), net	0.4	0.0	0.2	(0.1)

Income (loss) before income taxes	(34.7)	(3.2)	(14.6)	2.7
Provision (benefit) for income taxes	(4.8)	(0.3)	(1.5)	0.6

Net income (loss)	(29.9)%	(2.9)%	(13.1)%	2.1%

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of the related sale. Net sales by reportable segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	Change	2005	2004	Change
Hearing aids:
North America	$9,337	$8,408	11%	$28,759	$27,639	4%
Europe	9,194	9,974	(8)	33,398	33,071	1
Rest-of-world	4,763	4,074	17	13,786	12,390	11
Auditory testing equipment	1,059	—	N/A	4,486	—	N/A

Total	$24,353	$22,456	8%	$80,429	$73,100	10%

Net sales in the third quarter 2005 were a third quarter record of $24,353, which was up 8% from third quarter 2004 net sales of $22,456, but down considerably from the prior quarter’s sales level. Net sales for the nine months ended September 30, 2005 were $80,429, an increase of 10% from the nine months ended September 30, 2004 net sales of $73,100. The increase from last year’s third quarter and for the nine months ended September 30, 2005 was almost completely the result from introduction of our next-generation Innova product family in the U.S. market earlier this year and the acquisition of Tympany, Inc. late last year. Innova currently addresses only the high-end portion of the global hearing aid market.

North American sales in the third quarter 2005 of $9,337 were up $929, or 11% from third quarter 2004 net sales of $8,408. North American sales for the nine months ended September 30, 2005 were $28,759, an increase of 4% from sales for the nine months ended September 30, 2004 of $27,639. These increases were the result of the introduction of the Company’s Innova product family earlier this year. Third quarter U.S. sales increased 6% from last year’s third quarter level and were slightly above the nine months ended September 30, 2004. Canadian three and nine months ended September 30, 2005 sales increased 58% and 44%, respectively over last year’s levels.

European sales in the third quarter 2005 of $9,194 were down $780, or 8%, from third quarter 2004 sales of $9,974. European sales of $33,398 for the nine months ended September 30, 2005 were up $327, or 1%, from the nine months ended September 30, 2004 sales of $33,071. This was mainly the result of increased sales in England, the Netherlands and an acquisition in Switzerland, offset partially by a decrease in Denmark sales. In general, the third quarter is weak in Europe as a result of the normal European vacation schedule; and this was compounded by not being able to introduce Innova because non-English language hearing aid programming software was not yet available. Innova will be introduced in the non-English speaking markets in November 2005, which should result in improved sales levels in Europe in the fourth quarter 2005.

Rest-of-world sales of $4,763 in the third quarter 2005 were up 17% from the third quarter 2004 sales of $4,074. Rest-of-world sales of $13,786 in the nine months ended September 30 2005 were up 11% from the nine months ended September 30

2004 sales of $12,390. This was mainly due to the introduction of Innova into the Australian market earlier this year. We expect Australian sales to continue to increase moving forward as we benefit from the introduction of the Innova technology and Innova related marketing initiatives.

Auditory testing equipment sales were $1,059 in the third quarter 2005 and $4,486 for the nine months ended September 30, 2005. We purchased Tympany in December 2004, and it is currently generating significant losses on this level of sales volume.

Consumers have continued to seek out lower-priced digital hearing aids, which in combination with competitive pricing has put pressure on our overall average selling price and gross margin. However, with the introduction of Innova, our overall average selling price increased in the second and third quarters of 2005 over 2004.

We generally have a 60-day return policy for our hearing aids. Provisions for sales returns were $4,159 and $2,807 in the third quarter 2005 and 2004, respectively and $12,289 and $8,846 for the nine months ended September 30, 2005 and 2004, respectively. Actual sales returns were $4,187 and $3,110 in the third quarter 2005 and 2004, respectively and $11,244 and $9,822 for the nine months ended September 30, 2005 and 2004, respectively. The increases were primarily due to the higher sales levels in 2005. In addition, in the second and third quarters of 2005 (i) we had a higher percentage of sales in the U.S. where return rates are considerably higher than outside the U.S. and (ii) we had a higher percentage of high-priced Innova product sales as a percentage of total sales. Generally, in the hearing aid business, the higher the price of the hearing aid, the greater the rate at which it is returned. We believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations.

Gross Profit. Cost of sales primarily consists of manufacturing costs, royalty expenses, quality costs and costs associated with product remakes and repairs (warranty). Gross profit and gross margin by reportable segment were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2005		2004		2005		2004
Hearing aids:
North America	$5,097	54.6%	$4,654	55.4%	$16,070	55.9%	$15,827	57.3%
Europe	4,519	49.2	4,738	47.5	17,175	51.4	16,281	49.2
Rest-of-world	3,336	70.0	2,608	64.0	9,428	68.4	8,144	65.7
Auditory testing equipment	(317)	(30.0)	—	—	585	13.0	—

Total	$12,635	51.9%	$12,000	53.4%	$43,258	53.7%	$40,252	55.1%

Gross profit in the third quarter 2005 of $12,635 established a third quarter record and was up 5% from last year’s third quarter level of $12,000. Third quarter 2005 gross margin, excluding the asset impairment charge of $694, of 54.7% was up from 53.4% in last year’s third quarter, despite lower margin Tympany sales in 2005, mainly because average selling prices improved due to Innova. Gross profit for the nine months ended September 30, 2005 of $43,258 was up 7% from the nine months ended September 30, 2004 level of $40,252. Gross margin, excluding the asset impairment charge, for the nine months ended September 30, 2005 of 54.7% was down slightly from 55.1% for the nine months ended September 30, 2004. Innova, as a premium performing-premium priced product, has improved our overall selling price. However, an increase in Canadian sales as a percentage of North American sales reduced the North America gross margin in 2005. Rest-of-world gross margin increased due to a higher percentage of retail business and the introduction of Innova in Australia.

Provisions for warranty decreased from $1,298 in the third quarter 2004 to $1,147 in the third quarter 2005 and increased from $3,288 for the nine months ended September 30, 2004 to $3,820 for the nine months ended September 30, 2005. Actual warranty expenditures were $1,145 and $1,063 in the third quarter 2005 and 2004, respectively. Actual warranty expenditures were $3,652 and $3,109 for the nine months ended September 30, 2005 and 2004, respectively. The provisions as compared with actual warranty expenditures are higher due to increased sales and, specifically, increased sales of higher-end products like Innova, which have longer warranty periods, except that the third quarter 2005 was impacted by geographic mix.

Selling, General and Administrative. Selling, general and administrative expense primarily consists of wages and benefits for sales and marketing personnel, sales commissions, promotions and advertising, marketing support, distribution and administrative expenses.

Selling, general and administrative expense in dollars and as a percent of sales by reportable segment was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2005		2004		2005		2004
Hearing aids:
North America	$4,340	46.5%	$3,963	47.1%	$16,369	56.9%	$13,065	47.3%
Europe	3,930	42.7	3,790	38.0	12,546	37.6	10,815	32.7
Rest-of-world	3,039	63.8	2,450	60.2	8,707	63.2	6,929	55.9
Auditory testing equipment	1,439	135.8	—	—	4,640	103.4	—	—

Total	$12,748	52.3%	$10,203	45.4%	$42,262	52.5%	$30,809	42.1%

Selling, general and administrative expense in the third quarter 2005 of $12,748 was up $2,545, or 25%, from last year’s third quarter level of $10,203. Selling, general and administrative expense for the nine months ended September 30, 2005 of $42,262 was up $11,453, or 37%, from the nine months ended September 30, 2004 level of $30,809. This was principally a result of our December 2004 acquisition of Tympany, significant training and marketing costs incurred in the North America segment connected with the introduction of Innova, and increased selling and marketing costs in Australia and Germany. As a percentage of sales, selling, general and administrative expense increased from 45.4% in the third quarter 2004 to 52.3% in the third quarter 2005 and from 42.1% in the nine months ended September 30, 2004 to 52.5% in the nine months ended September 30, 2005. Excluding Tympany, third quarter 2005 selling, general and administrative expense as a percentage of sales would have been 48.5% and the nine months ended September 30, 2005 selling, general and administrative expense would have been 49.5%. We expect selling, general and administrative expense to increase slightly in the fourth quarter 2005 from the third quarter 2005 level.

Research and Development. Research and development expense primarily consists of wages and benefits for research, development, engineering, regulatory and clinical personnel, and also includes consulting, intellectual property, clinical study and engineering support costs. Research and development expense in the third quarter 2005 of $2,192 decreased by $328, or 13%, from last year’s third quarter level of $2,520. Research and development expense for the nine months ended September 30, 2005 of $6,680 decreased by $740, or 10%, from the nine months ended September 30, 2004 level of $7,420. As a percentage of sales, research and development expenses went from 11.2% in the third quarter 2004 to 9.0% in the third quarter 2005 and from 10.2% for the nine months ended September 30, 2004 to 8.3% for the nine months ended September 30, 2005. This decrease occurred despite research and development expenses of $728 associated with Tympany, mainly as a result of the timing of expenses relating to our development of the next generation integrated circuitry in the Innova product family. We expect fourth quarter 2005 research and development expense to remain consistent with the third quarter 2005 level, but to begin to increase in 2006.

Asset Impairment and Restructuring Charges. In December 2004, we acquired 100% of the stock of Tympany, the developer of the Otogram, a machine that automates the four most commonly performed tests for diagnosing hearing loss. Due to the lack of progress toward profitability, a changing business model and the termination of the management team at Tympany in the third quarter 2005, we determined that Tympany assets were impaired and recorded an asset impairment charge of $5,755 related to the write-down of the intangible assets recorded in connection with the acquisition of Tympany of which $694 is cost of sales and $6,247 is operating expenses. In addition, we recorded $1,186 of restructuring charges primarily related to personnel reductions at Tympany.

We expect that we will continue to generate losses at Tympany in the short-term as we adjust the business and continue to re-evaluate and restructure the business as appropriate.

Other Income/Expense. Other income/expense primarily consists of foreign currency gains and losses and interest income and interest expense. Other income was $96 in the third quarter 2005 compared to other expense of $6 in the third quarter 2004. Other income was $184 for the nine months ended September 30, 2005 compared to other expense of $84 for the nine months ended September 30, 2004. Other income/expense is not expected to be a significant item for us for the balance of 2005.

Provision/Benefit for Income Taxes. We had an income tax benefit in the third quarter 2005 of $1,166 compared to an income tax benefit of $69 in the third quarter 2004. We had an income tax benefit for the nine months ended September 30, 2005 of $1,243 compared to an income tax provision of $387 for the nine months ended September 30, 2004. The third quarter 2005 income tax benefit included $686 related to the elimination of a tax contingency in a foreign location. The provisions/benefits related primarily to pre-tax earnings or losses in certain countries outside the U.S. Income taxes on U.S. profits have been substantially negated by our net operating loss carry-forward. Our net operating loss carry-forwards total almost $40,000. Our effective tax rate going forward will depend on our mix of profitability between countries and is not easily predictable.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $10,485 for the nine months ended September 30, 2005. Negative cash flow resulted from the net loss of $10,504, as positively affected by certain non-cash expenses including depreciation and amortization of $4,173, stock-based compensation of $262, foreign currency losses of $483 and an asset impairment charge of $5,755. In addition, cash was used to increase (i) accounts receivable by $679 principally as a result of increased sales; (ii) inventory by $3,238 principally as a result of the build of Innova hearing aids and Tympany Otogram machines; (iii) prepaid expenses and other by $288; and (iv) other assets by $440. Cash was also used to decrease accounts payable and accrued expenses by $6,009. We assumed significant Tympany accounts payable upon its acquisition in December 2004 and paid them off over the nine months ended September 30, 2005.

Net cash provided by investing activities of $9,464 for the nine months ended September 30, 2005 resulted from net proceeds from the maturity of marketable securities of $12,656 and the repayments of customer advances of $1,675, partially offset by cash paid related to acquisitions of businesses and intangibles of $2,675 and purchases of property and equipment of $2,192.

Net cash provided by financing activities of $1,592 for the nine months ended September 30, 2005 resulted from proceeds from the collection of $501 of certain accounts receivable that were deemed uncollectible prior to the acquisition of Sanomed and which are payable to the former owners, proceeds from stock option exercises and employee stock purchases of $528, and a decrease in restricted cash, cash equivalents and marketable securities of $1,512. These positive cash flow items were partially offset by loan principal payments of $949.

Our cash and marketable securities, including restricted amounts, totaled $18,198 as of September 30, 2005. We expect our cash balance to decrease in the fourth quarter 2005 as we pay approximately $1,400 to the former owners of Sanomed for amounts collected on accounts receivable that had been deemed uncollectible prior to the acquisition, more than $500 to the former owners of Tympany relating to an earn-out, and approximately $300 on our loan payable.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense. The value is recognized over the requisite service period based on fair values measured on grant dates. The new standard may be adopted using either the modified prospective method or the modified retrospective method. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which clarified the SEC’s expectations with regard to the assumptions underlying the fair value estimates of options. In April 2005, the SEC amended the compliance dates for SFAS No. 123R such that the new standard will be effective for us beginning January 1, 2006. We are currently evaluating the effect of these statements and the alternative adoption methods on our results of operations and financial position.

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

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

Our future results, plans, objectives, expectations and intentions could be negatively affected by any of the following “risk factors.” Investors should understand that it is not possible to predict or identify all such factors, and we are under no obligation to update these factors. Investors should not consider the factors listed as a complete statement of all potential risks and uncertainties.

We have a history of losses.

We have a history of losses and a significant accumulated deficit and have yet to become consistently profitable. We may incur net losses in the future. Whether or not we achieve consistent profitability or increase profitability will depend in significant part on increasing our net sales, maintaining or improving our gross margin and maintaining or limiting increases in our operating expenses. Consequently, it is possible that we will not achieve consistent profitability or increase profitability on a quarterly or annual basis in the future.

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

Our financial results have fluctuated significantly in the past and may fluctuate significantly in the future. These fluctuations could cause our stock price to vary significantly or decline. Factors that may cause fluctuations in our operating results include the following: general economic conditions; hearing aid market conditions; the competitive performance of our products; delays or problems completing or introducing new products; expenses associated with trying innovative distribution methods; expenses associated with increasing our sales, marketing or distribution capabilities; difficulties in integrating and managing acquired operations that could result in poor performance, additional expenses or write-downs of acquired intangible assets; changes in government healthcare systems and reductions in reimbursement levels for hearing aids or diagnostic hearing testing; distribution of our products; competitive pressures resulting in lower selling prices or significant promotional costs; difficulties in relationships with our customers; demand for and market acceptance of our products, particularly new products where eventual market acceptance may not follow early indications; reductions in orders from larger customers; high levels of returns, remakes and repairs; changes in our product or customer mix; regulatory requirements; difficulties in managing international operations; the effect of future acquisitions, if any; the effect of international conflicts and threats; inability to forecast revenue accurately; nonpayment of receivables; the announcement or introduction of new products or services by our competitors; manufacturing problems; component availability and pricing; and other business factors beyond our control.

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

We may not be able to meet performance expectations for, or successfully integrate, businesses we have acquired or may acquire on a timely basis or at all. For example, it is too soon to evaluate whether Tympany, Inc., which was acquired in December 2004 and which is currently generating significant losses, will achieve our expectations and positively affect our overall business. In the third quarter 2005, we incurred an asset impairment charge of $5,755 related to the write-down of Tympany intangible assets.

As part of our business strategy, we may continue to make acquisitions that complement or expand our existing business. Acquisitions involve risks, including (i) the inability to successfully integrate acquired businesses or to realize anticipated synergies, economies of scale or other expected value; (ii) difficulties in managing and coordinating operations at new sites; (iii) the loss or termination of key employees of acquired businesses; (iv) the loss of key customers of acquired businesses; (v) performance of acquired products; (vi) unanticipated expenses in connection with refining and improving acquired products; (vii) diversion of management’s attention from other business concerns; and (vii) risks of entering businesses and markets in which we have no direct or limited prior experience. Acquisitions may result in the utilization of cash and marketable securities, dilutive issuances of equity securities and the incurrence of debt, any of which would weaken our financial position. In addition, acquisitions may result in the creation of (i) certain definite-lived intangible assets that increase amortization expense, (ii) goodwill and other indefinite-lived intangible assets that subsequently may result in large write-offs should these assets become impaired and (iii) earn-out or other payments that may need to be currently expensed rather than capitalized as additional goodwill.

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

We anticipate that our operating results in any given period will depend in part upon revenues from a number of larger customers. Our customers are not generally contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time. We may be unable to retain our larger customers, and we may be unable to recruit replacement or additional customers. We are selling hearing aids to a number of retail chains that have a large number of owned or franchised locations. We are subject to the risk of losing our larger customers, incurring significant reductions in sales to these customers, reducing future prices in response to demands from these customers or incurring substantial marketing expenses in order to maintain their business. In addition, we are subject to the risk of being unable to collect receivable balances from these customers.

We rely on several suppliers and contractors, and our business will be seriously harmed if these suppliers and contractors are not able to meet our requirements.

Certain critical components used in our products are currently available only from a single or limited number of suppliers. For example, each of our proprietary digital signal processing chips is manufactured by a single supplier. These suppliers may not be willing or able to satisfy our requirements. We also rely on a limited number of contractors for certain hearing aid component assemblies, Otogram assembly and advanced integrated circuitry development and are therefore subject to their performance, over which we have little control. We may lose the services of these key suppliers or contractors. Finding a substitute part, process, supplier or contractor may be expensive and time-consuming, or may prove impossible in the near-term.

We have high levels of product returns, remakes and repairs, and our net sales and operating results will be lower if these levels increase.

We generally offer a minimum 60-day return policy and various warranties on our hearing aids. In general, the hearing aid industry has high levels of returns, remakes and repairs, and our level of returns, remakes and repairs is comparable to that of the industry. We may not be able to attain lower levels of returns, remakes and repairs and, in fact, these levels may increase, particularly on newly introduced products, which could reduce our net sales and operating results.

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

International sales, particularly in Germany and Australia, account for a material portion of our net sales. Our reliance on international operations exposes us to related risks and uncertainties, which, if realized, could cause our sales and operating results to decrease. There is significant government or public hearing aid reimbursement in a number of countries outside the U.S., which if reduced or eliminated would likely have a negative effect on our sales. For example, reimbursement levels are trending downward in Germany, which has negatively affected our sales in that country. Other changes in the healthcare systems of countries outside the U.S., such as instituting co-payments or co-insurance, would likely have negative effects on our sales. In order to market our products in the European Union (EU), we are required to have the EU’s CE Mark certification. Any failure to maintain our CE Mark certification would significantly reduce our net sales and operating results. We work under different legal regulatory and governmental regimes in various countries, which could delay our ability to sell products or cause us additional expense in determining how to comply, and taking any actions necessary to comply, with local legal, regulatory and governmental requirements. In addition, we may need to adapt local practices to satisfy requirements applicable in the United States. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S. and intercompany account balances between our U.S. parent company and our non-U.S. subsidiary companies. Fluctuations in the exchange rates between the U.S. dollar and other currencies could negatively affect the sales price of our products in international markets or lead to currency exchange losses. In general, our net sales and operating results benefit from a weakening U.S. dollar. If the U.S. dollar were to strengthen materially from current levels, our net sales and operating results would suffer.

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

Derivative Instruments. We enter into readily marketable forward contracts with financial institutions to minimize the short-term impact of foreign currency fluctuations on certain intercompany balances. We do not enter into these contracts for trading or speculation purposes. Gains and losses on the contracts are included in net income and offset foreign exchange gains or losses recognized on the revaluation of certain intercompany balances. Our foreign exchange forward contracts generally mature three months from the contract date. On September 29, 2005, we entered into forward contracts for $1,147 (1,400 Canadian dollars), $3,440 (2,830 Euro), $957 (530 British pounds sterling) and $4,533 (6,000 Australian dollars), all of which expire on December 31, 2005.

Foreign Currency Risk. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S., and from intercompany account balances between our U.S. parent and our non-U.S. subsidiaries. In the third quarter 2005, approximately 62% of our net sales and 50% of our operating expenses were denominated in currencies other than the U.S. dollar. For the nine months ended September 30, 2005, approximately 63% of our net sales and 46% of our operating expenses were denominated in currencies other than the U.S. dollar. Inventory purchases were transacted primarily in U.S. dollars. The local currency of each foreign subsidiary is considered the functional currency, and revenue and expenses are translated at average exchange rates for the reported periods. Therefore, our foreign sales and expenses will be higher in a period in which there is a weakening of the U.S. dollar and will be lower in a period in which there is a strengthening of the U.S. dollar. The Euro and Australian dollar are our most significant foreign currencies. Given the uncertainty of exchange rate fluctuations and the varying performance of our foreign subsidiaries, we cannot estimate the affect of these fluctuations on our future business, results of operations and financial condition. Fluctuations in the exchange rates between the U.S. dollar and other currencies could effectively increase or decrease the selling prices of our products in international markets where the prices of our products are denominated in U.S. dollars. We regularly monitor our foreign currency risks and may take measures to reduce the impact of foreign exchange fluctuations on our operating results. To date, we have not used derivative financial instruments for hedging, trading or speculating on foreign currency exchange, except to hedge intercompany balances.

For the nine months ended September 30, 2005 and 2004, average currency exchange rates to convert one U.S. dollar into each local currency for which we had sales greater than 10% of consolidated net sales were as follows:

	2005	2004
Euro	0.79	0.82
Australian dollar	1.30	1.37

ITEM 4.	CONTROLS AND PROCEDURES

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

Date: November 9, 2005

/s/ STEPHEN L. WILSON
Stephen L. Wilson
Senior Vice President and Chief Financial
Officer and Secretary