Form 10-K
period 2005-12-31
SONIC INNOVATIONS INC
filed 2006-03-16
CIK 1105982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Common Stock ($.001 Par Value)

Preferred Stock Purchase Rights

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act of 1933.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act of 1934.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $102.1 million. For purposes of this calculation, all executive officers and directors of the registrant and all beneficial owners of more than ten percent or more of the registrant’s common stock were considered affiliates.

As of March 1, 2006, the registrant had outstanding 21,909,187 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

This Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements refer to our future results, plans, objectives, expectations and intentions and are identified in detail in the section titled “Forward-Looking Statements” included in Item 7 of this Form 10-K. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements. Factors that could contribute to these differences are discussed in detail in the section titled “Factors That May Affect Future Performance” included in Item 1-A of this Form 10-K. Investors should understand that it is not possible to predict or identify all such factors that could cause actual results to differ from expectations, and we are under no obligation to update these factors. Investors are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date made.

ITEM 1. BUSINESS

Our Company

Sonic Innovations, Inc. is a hearing healthcare company. We design, develop, manufacture and market advanced digital hearing aids intended to provide the highest levels of satisfaction for hearing impaired consumers and proprietary auditory testing equipment that automates the four most commonly performed hearing tests. We have developed patented digital signal processing (“DSP”) technologies based on what we believe is an advanced understanding of human hearing. In countries where we have direct (owned) operations, we sell our products to hearing care professionals or directly to hearing impaired consumers. In other parts of the world where we do not have direct operations, we sell principally to distributors. From our inception, we have focused all our efforts on the therapeutic side of hearing care by developing high-performance digital hearing aids. In December 2004, we acquired Tympany, Inc. (“Tympany”) and now offer diagnostic equipment to further help hearing impaired individuals. Our mission is to improve the quality of life of the hearing impaired.

Our Innova, Applause, Natura 3, Natura 2, Altair, Tribute and Quartet hearing aid product lines, all of which incorporate our DSP platform, can be purchased in the six common models for hearing aids: behind-the-ear (“BTE”); in-the-ear (“ITE”); half-shell (“HS”); in-the-canal (“ITC”); mini-canal (“MC”); and completely-in-the-canal (“CIC”). Our Otogram product enables automated diagnostic auditory testing, including air and bone conduction; speech reception threshold and speech discrimination; tympanometry and acoustic reflex; and otoacoustic emissions.

We have four reportable operating segments. Our three hearing aid operating segments include North America, which includes owned operations in the U.S. and Canada; Europe, which includes owned operations in Germany, Denmark, the Netherlands, Austria, Switzerland and England; and Rest-of-world, which includes an owned operation in Australia. In addition, we have an auditory testing equipment operating segment, Tympany. (See Note 16 to our consolidated financial statements).

Registered trademarks of Sonic Innovations, Inc. are: Ion, Innova, Applause, Natura, Altair, Tribute, Quartet, Expressfit, Directionalplus, Directionalfocus, Personalized Noise Reduction, Otogram and Sonic Innovations. Our Company was originally organized as a Utah corporation in 1991 under the name Sonix Technologies. We reincorporated in Delaware and changed our name to Sonic Innovations, Inc. in 1997.

Industry Background

The Hearing Aid Market

The market for hearing aids is very large and has substantial unmet needs. Industry researchers estimate that approximately 10% of the population suffers from hearing loss, but only about 2% actually use hearing aids. There is no one source of worldwide hearing aid market and sales data, but U.S. data is maintained by the Hearing Industry Association and is generally adapted and used by the industry as a proxy for worldwide data. As depicted in the following chart, less than 24% of the U.S. total population that could benefit from a hearing aid actually owns a hearing aid:

Hearing Aid Market

Type of hearing impairment	Hearing impaired percentage by type	Percentage of hearing aid owners within each type	Percentage of total hearing impaired who are hearing aid owners
Mild	7%	8%	0.6%
Moderate	51	17	8.7
Severe	38	34	13.0
Profound	4	37	1.5

Total	100%		23.8%

As seen in the above chart, the use of hearing aids is particularly low in the mild and moderate segments of the hearing impaired population. Hearing impaired people in these segments, which comprise almost 60% of the hearing impaired population, often do not purchase hearing aids for a variety of reasons, including their belief that their hearing loss is not significant enough to warrant a hearing aid, their concern regarding the stigma associated with wearing a hearing aid and their perception that existing hearing aids are uncomfortable, do not perform well, cannot solve specific hearing problems and are too expensive.

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

The hearing aid market can be categorized into two main types – analog and digital. Digital hearing aids were first introduced in 1996 and in 2005 represented 89% of U.S. hearing aid sales, up from 83% in 2004 and 66% in 2003. Digital hearing aids have continued to gain market share at the expense of older analog technology. This is particularly true as digital hearing aids have become more affordable and closer in price to analog hearing aids. For the past three years, we estimate that the overall U.S. hearing aid market grew by mid-single digits annually based on data provided by the Hearing Industry Association.

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

Obtaining a Hearing Aid

An individual who seeks help for a sensorineural hearing loss is generally motivated by a family member or may be referred by a primary care physician or an ear-nose-throat physician to a hearing care professional—an audiologist or a hearing instrument specialist. The majority of hearing aids sold in the U.S. are custom-made to each individual’s ear canal, particularly for users who have a mild to moderate hearing impairment. The hearing care professional first performs an audiologic examination before taking an impression of the person’s ear canals with a liquid silicone material that hardens to the approximate shape of the canal. This impression is sent to the hearing aid manufacturer who then builds a hearing aid enclosed in a custom shell that matches the impression. This process usually requires about one week. There is considerable art and craftsmanship associated with creating custom hearing aids that fit comfortably. A great deal of judgment is involved in shaping the final shell. If the aid does not fit the patient properly, the hearing care professional may make small modifications to the shell or send the hearing aid back to the manufacturer for a remake. It is not uncommon for a new hearing aid to require remaking, which often requires an additional week.

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

In the mid 1980’s, hearing aids emerged that amplified sounds at different frequencies by predetermined amounts providing “frequency shaping” for the loss of hearing sensitivity. This allowed little to no amplification at pitches where there was no hearing loss and greater amplification at pitches where there was a hearing loss. However, these devices did nothing to address the recruitment problem and continued to allow many soft sounds to be inaudible and loud sounds to be intolerable. The wearer was forced to constantly adjust the hearing aid volume control in an attempt to find an acceptable balance between making soft sounds audible and loud sounds tolerable. Although hearing aids employing this technology helped, these hearing aids generally did not improve speech intelligibility to a level that satisfied users.

In the late 1980’s, multi-band wide dynamic range compression (“WDRC”) was introduced into hearing aids. This technology enabled the hearing aid to automatically adjust the output of individual frequency bands based on the input levels to those bands, allowing the hearing aid to apply more amplification to low-level sounds than to high-level sounds by frequency band. The result was a hearing aid that more closely modeled the operation of the cochlea. Many hearing aid companies now utilize multi-band WDRC circuits that improve speech recognition from previous levels.

By the late 1990’s, technological advances based on DSP led to the first digital hearing aids. DSP hearing aids allow more effective sound processing algorithms to be built into smaller integrated circuits that consume less power. These circuits accomplish processing tasks that are impossible for analog systems and greatly enhance a hearing aid’s ability to adjust the incoming signal to match the acoustic needs of the hearing impaired individual.

In recent years, DSP algorithms have greatly improved the ability of hearing aids to meet specific needs of the listener. Examples include:

•	Adaptive directionality microphones that suppress sounds coming from behind the listener thereby improving speech understanding in background noise.

•	Digital noise reduction algorithms that provide listening comfort in many noisy environments and in some situations can also improve speech understanding in background noise.

•	Feedback suppression algorithms that minimize, and sometimes eliminate, the annoying acoustic squeal of a hearing aid resulting from feedback.

Diagnostic Equipment

The most common types of diagnostic equipment used to diagnose hearing loss and ear disease are clinical audiometers, tympanometers and otoacoustic emission equipment. Tympanometers and otoacoustic emission devices have been automated for a number of years. Our Otogram automates audiometry, which is the most important and useful of all the hearing and ear related tests. The Otogram applies miniaturization, automation and artificial intelligence to enable patients to largely self administer four key audiometric tests. These audiometric tests include (i) air and bone conduction with masking; (ii) speech reception threshold and speech discrimination with masking; (iii) tympanometry and acoustic reflex; and (iv) otoacoustic emissions. These tests take about the same amount of time to complete in both automated and manual modes, which is about 30 minutes. The Otogram collects thousands of data points regarding a patient’s hearing health and organizes and summarizes this data onto a one page report. The output and report provided by the Otogram meets the American Medical Association’s requirements for Current Procedure Terminology (“CPT”) reimbursement for four CPT codes that enable reimbursement depending on the type of tests completed.

Our Technology

Hearing Aids

Our hearing aid technology strategy is to combine a number of distinct technologies, supported by 46 patents and patent applications in process to date, to produce premium performing digital hearing aids. We seek to protect our intellectual property through patents, licenses, trade secrets and non-disclosure agreements. We hold 37 U.S. patents, and we are the exclusive licensee for hearing aid and hearing protection applications under two patents held by Brigham Young University. We have 9 U.S. patent applications pending. We seek foreign patent protection for our more significant patents in our more significant markets. At the core of our technology are proprietary DSP platforms that contain patented algorithms that are based on what we believe is an advanced understanding of human hearing. These algorithms pre-process the incoming sound and present it to the impaired cochlea in a way that helps restore natural loudness perception and preserves the cues necessary for speech understanding. In addition, our DSP platforms process sound at a faster rate than most competitive digital hearing aids.

Diagnostic Equipment

Our Otogram is proprietary, and we hold one U.S. patent and have 13 patent applications in process. The Otogram is the only device on the market that combines all four of the core audiometric tests commonly performed when testing hearing. Additionally, the Otogram is also the only device that enables a patient to take an automated, comprehensive and diagnostic audiogram.

Our Products

Hearing Aids

We have packaged our proprietary technologies into a broad line of digital hearing aids that we believe offer superior sound quality, smaller size, enhanced personalization and increased reliability at competitive prices. All of our products incorporate our proprietary DSP platforms and are programmable to address the hearing loss of the individual user. We currently sell our hearing aid products both as completed hearing aids and as hearing aid kits, or faceplates, to others who then market finished hearing aids generally under our brand names.

Our Innova and Applause product lines incorporate our newest generation of DSP. This proprietary spectral enhancement technology offers a unique design that utilizes 16 channels/ 9 handles WDRC with very-fast acting time constants. The combination of multi-channel narrow-band compression and very-fast acting time constants plays a crucial role in preserving the “naturalness” of sound, and results in what we believe is an exceptional sounding hearing aid.

Our Natura 3, Natura 2, Altair, Tribute and Quartet product lines incorporate our second generation of DSP and continue to be among the smallest custom and behind-the-ear products available today. These hearing aids provide advanced, customized sound processing through our patented core digital signal processing, speech weighted expansion, proprietary Personalized Noise Reduction technology and Directionalplus system.

All of our hearing aids can be purchased in the six common models for hearing aids: BTE; ITE; HS; ITC; MC and CIC. These products offer the latest in advanced DSP algorithms and include: automatic noise reduction, adaptive directionality and feedback management. These features are described in more detail below.

• Automatic Noise Reduction

Our automatic noise reduction system actively seeks out steady-state background noise and adds the ability to adapt the amount of noise reduction based on the input level of the noise. Competitive noise reduction algorithms only allow for a fixed configuration that may or may not have optional levels for varying degrees of noise. This leaves hearing aid users challenged to locate the correct setting when their listening environment suddenly changes. In contrast, automatic noise reduction removes the guess work for the hearing aid user by automatically adjusting the amount of noise reduction applied based on the level of the noise detected. No switches or adjustments are required.

• Adaptive Directionality

Directionalfocus is a patent-pending adaptive directional technology that offers a unique directional approach through a focused, adaptive gain manipulation based on the direction of sound. Sounds in front of the listener are considered to be desirable; sounds originating from the sides and back of the listener are considered to be background noise and are therefore attenuated. The Directionalfocus system varies the amount of attenuation based on the location of the sound, with more attenuation applied as the sound moves out of focus.

• Feedback Management

Phase cancellation is the latest in feedback management technology and is designed to remove feedback before it becomes audible. The result is squeal-free operation for the hearing aid user without having to sacrifice gain/amplification. Also available is an automatic gain adjuster which searches for feedback in each of the hearing aid’s channels and adjusts the gain automatically and appropriately so that feedback is removed. In addition, our feedback management technology can be engaged by the hearing aid user via the push button on the hearing aid, allowing the user to “train” the feedback canceller should feedback occur.

Expressfit

In order to ensure that our advanced digital hearing aids are properly programmed to the individual needs of the hearing aid wearer, we have developed a proprietary programming system, Expressfit, which runs on standard personal computers and enables our hearing aids to be easily configured by the hearing care professional to the unique needs of each wearer.

Diagnostic Equipment

Our Otogram is a turnkey, closed system diagnostic device. This device includes the software and hardware necessary for diagnostic audiometric testing. The Otogram is a single purpose device, and we do not sell the Otogram software separately from the device.

Improving Speech Understanding in Noise

The number one enhancement sought by hearing aid wearers is improved speech understanding in noise. Our products have been clinically proven to enhance speech understanding in the presence of noise, offering hearing aid wearers a solution to the problem that challenges them the most. Clinically proven outcomes include:

•	Our Innova, Applause, Natura and Altair products improve speech understanding in noise and do so in one of the most adverse conditions—where speech and noise originate from the same source in front of the user.

•	Our noise reduction algorithm, available on our Innova, Applause and Natura products, provides additional hearing benefit in understanding speech in noise.

•	Our advanced directional systems, available on our Innova, Applause and Natura products, provide additional hearing benefit in understanding speech in noise.

Manufacturing

Our principal manufacturing facility is in Eagan, Minnesota (near Minneapolis), and we also have smaller manufacturing facilities in Copenhagen, Denmark; Copthorne, England (near London); Montreal, Canada; and Parkside, South Australia (near Adelaide). Our principal manufacturing facility was established in Eagan because the presence of many major medical device companies, including hearing aid manufacturers, has created a skilled labor pool in that area. Our manufacturing operations consist of the following activities:

•	overseeing the production of the DSP platforms used in our products;

•	assembling and testing electronic subsystems and non-custom hearing aid products;

•	fabricating custom hearing aid shells;

•	integrating the electronic components into the hearing aid shells;

•	testing and calibrating finished hearing aids; and

•	repairing and servicing our products.

We assemble our custom products (CIC, MC, HS, ITC and ITE) according to specifications received from hearing care professionals. We receive an impression of the wearer’s ear canal and programming requirements of the hearing aid from the hearing care professional, from which we produce a custom hearing aid. Our BTE products are assembled using a standard plastic housing and are not custom-molded for a wearer’s ear because they are placed on the back of the ear.

A number of critical components used in our products are currently available from only a single or limited number of suppliers. For example, each of our two proprietary digital signal processing chips is manufactured by a single supplier. Our relationship with these suppliers is critical to our business because our proprietary DSP chips are integral to our products and because only a small number of suppliers would be able or willing to produce our chips in the relatively small quantities and with the exacting specifications we require. The receivers and microphones used in all our products are available from only two suppliers. We also rely on a limited number of contractors for certain development projects and assembly operations and are, therefore, subject to their performance, over which we have little control. Our Otogram is manufactured to our specifications by a third-party contract manufacturer, who also performs major repairs.

Product Returns, Remakes and Repairs

The hearing aid industry experiences high levels of product returns, remakes and repairs due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations. Our actual sales returns were $13.7 million in 2005, $13.3 million in 2004 and $15.9 million in 2003. Our actual warranty (remake and repair) costs were $4.6 million in 2005, $4.7 million in 2004 and $3.4 million in 2003.

Sales and Marketing

Hearing Aids

Hearing aids have traditionally been dispensed (sold to the consumer) by hearing care professionals (audiologists and hearing instrument specialists) who are often referred to as hearing aid retailers or dispensers. Due to the hearing care professional’s influence over a consumer’s choice of a hearing aid brand, we believe that developing and maintaining strong relationships with hearing care professionals is a critical aspect of our sales and marketing strategy. As a result, we aim to deliver superior customer service and support to hearing care professionals.

There are more than 12,000 hearing care professionals in the U.S., of which over 8,000 sell hearing aids. Our direct sales force targets select hearing care professionals who are capable of and interested in dispensing advanced digital hearing aids. In addition to our direct sales force, we have an inside sales force and direct trainers. We also make extensive use of contract trainers, who both influence and train hearing care professionals in order to differentiate our products and to ensure proficiency with our hearing aid programming and fitting. We also advertise our products to hearing care professionals through promotional materials, trade publications and conventions. Our sales force is responsible for implementing loyalty and cooperative advertising programs with specific customers to generate demand for our products.

In Canada, England, Denmark, Austria and the Netherlands, we principally sell to hearing aid retailers and also sell directly to the hearing impaired consumer to a limited extent. In Australia and Switzerland, we principally sell directly to the hearing impaired consumer through retail clinics and also sell on a wholesale basis to other hearing aid retailers to a limited extent. In Germany, we principally sell directly to the hearing impaired consumer and pay the ear-nose-throat (“ENT”) doctor to perform the hearing aid fitting on the consumer and also sell on a wholesale basis to a limited extent. Elsewhere in the world, we principally sell through a network of established distributors, who in turn sell to hearing care professionals.

To further our marketing efforts, we occasionally use advertising, public relations and market research agencies. These agencies work in tandem with our internal marketing team to communicate our brands’ advantages to customers.

Diagnostic Equipment

We distribute the Otogram directly to primary care physicians, ear-nose-throat doctors, audiologists, hearing instrument specialists and other hearing care professionals in the U.S. We also use independent sales representatives and distributors to sell the Otogram.

Customers

We sell our hearing aid products principally to hearing care professionals or directly to hearing impaired consumers. We also sell our hearing aids to distributors. In many developed countries outside the U.S., there are varying degrees of public reimbursement for the purchase of hearing aids. While such reimbursement likely results in more hearing aids being sold, it also results in hearing impaired consumers buying lower priced hearing aids that are covered by reimbursement. We market our Otogram product principally to primary care physicians, ear-nose-throat doctors, audiologists and hearing instrument specialists. Our goal is to reduce the barriers to diagnosing and treating hearing loss and ear disorders by expanding hearing healthcare access to undiagnosed, misdiagnosed or untreated hearing impaired individuals. We hope to fulfill the desire of many hearing care organizations to engage physicians in their patient’s hearing health and to help partner physicians with hearing care professionals.

Our net sales in 2005 of $105.0 million by operating segment were as follows: North America—$37.4 million; Europe—$43.3 million; Rest-of-world—$18.4 million; auditory testing equipment—$5.9 million. Our customers are not generally contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time. We may be unable to retain our current customers, and we may be unable to recruit replacement or additional customers. We are selling hearing aids to a number of retail chains that have a large number of owned or franchised locations and buying groups that have a large number of locations under contract. We are subject to the risk of losing these customers, incurring significant reductions in sales to these customers, reducing prices in response to demands from these customers or incurring substantial marketing expenses in order to maintain their business. In addition, we are subject to the risk of being unable to collect receivable balances from these customers. None of our customers account for more than 10% of net sales.

Research and Development

We continue to work on both product improvements and new product development, and we expect to continue both activities in the future. We intend to use product improvements and new product development to enhance our competitive position in the market. Research and development includes audiology research, clinical testing, project management, integrated circuit design and engineering, software engineering, mechanical engineering and materials science. Our integrated circuit design and development efforts are augmented by an outside contractor. Research and development expense was $8.8 million in 2005, $9.7 million in 2004 and $9.8 million in 2003.

Competition

Hearing Aids

We encounter aggressive competition from a number of hearing aid competitors worldwide. We compete principally with six larger companies—Siemens GmbH, Starkey Laboratories, Inc., Widex A/S, William Demant Holdings A/S, Phonak S.A. and Great Nordic A/S—all of which have greater financial, sales, marketing, manufacturing and development resources than we currently possess. We may not be able to compete effectively with these companies. The number of hearing aid companies who have a manufacturing and marketing presence in the hearing aid industry is approximately one-half of what it was in 1990. Consolidation in the hearing aid industry has occurred at the wholesale and retail levels in the past number of years, as evidenced by the acquisitions of Interton, Beltone, Dahlberg/Miracle Ear, ReSound, Philips, Unitron and Sonus, and further consolidation could produce stronger competitors.

The digital segment of the hearing aid industry is characterized by increasing competition and new product introductions. The proliferation of digital hearing aids has lead to increasing price pressure and intense marketing campaigns as each company tries to differentiate its products and services from the others. We compete primarily on the basis of sound quality, features, cosmetics, quality, price, ease of fitting the hearing aid, marketing and sales support, customer service, and education and training. We believe we can currently compete effectively on each of these factors, but if we fail to compete effectively, our net sales and operating results will suffer.

Diagnostic Equipment

While many companies sell diagnostic hearing testing equipment, none has a device with the capabilities and features of the Otogram. The three leading diagnostic equipment companies in the audiometric testing market are GN Otometrics (owned by Great Nordic A/S), Interacoustic/Maico/Tremetrics (owned by William Demant Holdings A/S) and Grason & Stadler (owned by Viasys). These three companies have about two-thirds of the diagnostic hearing testing equipment market.

Patents, Licenses and Trade Secrets

We currently hold 38 U.S. patents and are the exclusive licensee for hearing aid and hearing protection applications under two patents held by Brigham Young University (“BYU”). We also have 22 U.S. patent applications pending.

Under one of our license agreements with BYU, we have an exclusive worldwide license to utilize certain patents and patents pending involving hearing aid signal processing, audio signal processing and hearing compression, including the fundamental sound processing algorithm incorporated into our DSP platform. This agreement expires in 2013 or the expiration of the last claim of the patents. Under another license agreement with BYU, we have the perpetual right to use specified “noise suppression” technologies owned by BYU. We have exclusive worldwide rights to use these technologies in hearing aid and hearing protection applications and a non-exclusive right to use them for other applications.

In addition to the above, we have the following licensing arrangements:

•	A fully paid-up license agreement with a Danish partnership that owns approximately 200 patents considered essential for the sale of programmable hearing aids.

•	A license agreement that provides us with an exclusive worldwide right to utilize patents involving directional signal processing.

•	A license agreement that provides us with the technology to produce hearing aid shells using an automated process.

•	A license agreement that provides us with the technology to make an ear-tube for our open-ear product.

•	A license agreement covering aspects of our programming system.

Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and licensing arrangements to establish and protect our proprietary technology. If we fail to successfully enforce our intellectual property rights, our competitive position will suffer. We also rely on trade secret information, technical know-how and innovation to expand our proprietary position. We maintain a policy of requiring certain of our employees and consultants to execute non-disclosure and assignment of inventions agreements upon commencement of their employment or engagement.

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

Government Regulation

Our products are subject to regulation in the U.S. by the FDA, which may hamper the timing of our product introductions or subject us to costly penalties in the event we fail to comply. Generally, medical devices must either receive pre-market clearance from the FDA through the 510(k) process or be an exempt product. Our hearing aid products are exempt from the 510(k) process. The Otogram has received 510(k) clearance. We must comply with facility registration and product listing requirements of the FDA and adhere to its Quality System Regulations (“QSR”). If we or any third-party contract manufacturers of our products do not conform to the QSR, we will be required to find alternative manufacturers that do conform, which could be a long and costly process. Noncompliance with applicable FDA requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production or criminal prosecution.

Sales of our products outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approvals required by other countries may negatively affect our ability to sell products in those countries. In order to market our products in the member countries of the European Union (“EU”), we are required to obtain the EU’s CE mark certification, which we have accomplished for our hearing aid products by meeting the requirements of ISO 13485. Any failure to maintain our ISO 13485 certification or CE mark for our hearing aid products could significantly reduce our net sales and operating results. We are seeking to obtain a CE mark for the Otogram to enable export sales of the Otogram.

We must also maintain compliance with federal, state and foreign laws regarding sales incentives, techniques, referrals and other programs.

Employees

As of December 31, 2005, we had 346 employees in North America, 159 employees in Europe and 129 employees in Australia. The majority of employees outside the U.S. are in operations and sales and marketing. None of our employees are represented by a labor union. We have never experienced any work stoppages and we consider relations with our employees to be good.

Executive Officers of the Registrant

The following table sets forth our officers and their ages as of December 31, 2005:

Name	Age	Position
Andrew G. Raguskus	60	Executive Chairman of the Board

Samuel L. Westover	50	President and Chief Executive Officer

Stephen L. Wilson	52	Senior Vice President and Chief Financial Officer

Michael A. James	57	Senior Vice President Worldwide Commercial Operations

Victor H. Bray, Jr.	51	Vice President Quality Systems

Jerry L. DaBell	59	Vice President Research and Development

Jeffrey R. Geigel	32	Vice President North American Sales

Christie R. Mitchell	46	Vice President Manufacturing Operations

Michael M. Halloran	45	Vice President and Corporate Controller

Brent H. Shimada	45	Vice President Administration and General Counsel

Andrew G. Raguskus was appointed Executive Chairman of the Board and resigned as President and Chief Executive Officer in October 2005. He has been a Board member since 1996 and had been the Company’s President and Chief Executive Officer since 1996. He was Chief Operating Officer of Sonic Solutions, Inc., a maker of digital audio workstations, during 1996. He was Senior Vice President Operations of ReSound Corporation, a hearing aid company, from 1991 to 1995. Prior to that, he held management positions at Sun Microsystems, Inc. and General Electric’s Medical Systems division. He has served on the board of the Hearing Industry Association. Mr. Raguskus earned a bachelor’s degree in electrical engineering from Rensselaer Polytechnic Institute.

Samuel L. Westover was appointed President and Chief Executive Officer of the Company in October 2005. He has been a director since 2002 and served as Chairman of the Audit Committee and a member of the Compensation and Governance and Nominating Committees until his appointment as President and Chief Executive Officer. From 2002 to 2004, Mr. Westover was President and CEO of CIGNA Dental and President of CIGNA HealthCare’s Small Business Segment. Mr. Westover was CEO of two public companies and was the founding Chief Financial Officer of WellPoint, the largest health insurer in the U.S. In connection with the Salt Lake City 2002 Winter Olympics, Mr. Westover was Special Assistant to the Governor of Utah and established an independent economic development task force. He also received a gubernatorial appointment to serve as Chairman of the Public Education Job Enhancement Committee, providing scholarships and financial assistance to facilitate advanced education of high school teachers in math and science. Mr. Westover earned a bachelor’s degree in accounting from Brigham Young University.

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

Michael A. James joined Sonic Innovations in 2002 as Vice President Worldwide Field Operations and became Senior Vice President Worldwide Commercial Operations in 2003. From 2000 through 2002, Mr. James was Vice President Commercial Operations of the Life Sciences division of Motorola, Inc. From 1996 to 2000, he was employed by Medtronic, Inc., a medical device company, most recently as Vice President Marketing of the Perfusion Systems business. Mr. James’ previous experience included positions at Abbott Laboratories, Inc., Dart & Kraft, Inc. and Baxter Healthcare Corporation. He earned a bachelor’s degree in English from Wichita State University and an M.B.A. from University of Chicago. Mr. James resigned from the Company in February 2006.

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

Jerry L. DaBell joined Sonic Innovations in 2000 as Vice President Business Development and became Vice President Product Development in 2002 and Vice President Research and Development in July 2005. He was Senior Vice President Business Development of IMP, Inc., a semi-conductor manufacturer, where he was employed from 1988 to 2000. He earned a bachelor’s degree and a master’s degree in electrical engineering from Brigham Young University.

Jeffrey R. Geigel has been General Manager of the Company’s Canadian operations since 2002 and became Vice President North American Sales in December 2005, with responsibility for the U.S. sales organization and Canadian operations. From 2001 to 2002, Mr. Geigel was a business development consultant for the Company. From 1998 to 2001, he was Executive Vice President of Helix Hearing Care of America Corporation, a North American operator of hearing healthcare clinics. He earned his bachelor’s degree in social sciences from the University of Ottawa.

Christie R. Mitchell joined Sonic Innovations in 2000 as Materials Manager and became Director of Material Logistics in 2003 and Vice President Manufacturing Operations in December 2005. From 1981 to 2000, she was employed by Baker Hughes Company, a provider of drilling products and services to the worldwide oil and gas industry, most recently as Director of Worldwide Materials.

Michael M. Halloran joined Sonic Innovations in 1999 as Corporate Controller and became Vice President and Corporate Controller in 2003. From 1994 to 1999, he served in various financial capacities for C.R. Bard, Inc., a medical products company. He earned a bachelor’s degree in accounting from State University of New York and is a Certified Public Accountant.

Brent H. Shimada joined Sonic Innovations in October 2004 as Vice President Human Resources and Administration and became Vice President Administration and General Counsel in December 2005. From 1999 to October 2004, he was Human Resources Director for American Express’ Global Travelers Cheque Operations Group. Mr. Shimada served as Senior Corporate Counsel at American Stores Company, a grocery and drug retail chain, from 1996 to 1999. Prior to that, he was Legal Counsel for Alliant Techsystems, Inc., a government contractor. He earned a bachelor’s degree in finance, an MBA and a Juris Doctor degree from the University of Utah.

Officers are elected by the board of directors and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors or officers.

Availability of SEC Reports

We maintain an internet website at www.sonici.com, where we make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, each of which is filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The information contained on our website is not incorporated by reference in this Form 10-K and should not be considered a part of this report.

ITEM 1-A. FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

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

We have a history of losses and negative cash flow.

We have a history of losses and negative cash flow and a significant accumulated deficit and have yet to become consistently profitable. We may incur net losses and negative cash flow in the future. Whether or not we achieve consistent profitability will depend in significant part on increasing our net sales, maintaining or improving our gross margin and maintaining or limiting increases in our operating expenses. Consequently, it is possible that we will not achieve consistent profitability on a quarterly or annual basis in the future.

We face aggressive competition in our business, and if we do not compete effectively our net sales and operating results will suffer.

We encounter aggressive competition from a number of competitors worldwide, six of which have far greater sales and more extensive financial and business resources than we have. We may not choose to, or be able to, match the type or the volume of incentives that our competitors provide to hearing aid retailers, which could put us at a competitive disadvantage. In addition, some competitors have purchased or established their own network of owned or franchised retail hearing aid operations or are adding to those networks, which could cause us to lose existing customers and make it difficult to recruit new customers. If we fail to compete effectively, our net sales and operating results will suffer.

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

We may not be able to meet performance expectations for, or successfully integrate, businesses we have acquired or may acquire on a timely basis or at all. For example, it is too soon to evaluate whether Tympany, Inc., which was acquired in December 2004 and which is currently generating significant losses, will achieve our expectations and positively affect our overall business. In the event Tympany fails to meet our expectations, fails to reach earn-out thresholds desired by the formers owners, or fails to achieve market acceptance and meet our strategic objectives, litigation over this acquisition could result, which would be expensive and time consuming. In 2005, we incurred asset impairment charges of $7.5 million related to the intangible assets of our Tympany and England operations.

As part of our business strategy, we may continue to make acquisitions that complement or expand our existing business. Acquisitions involve risks, including (i) the inability to successfully integrate acquired businesses or to realize anticipated synergies, economies of scale or other expected value; (ii) difficulties in managing and coordinating operations at new sites; (iii) the loss or termination of key employees of acquired businesses; (iv) the loss of key customers of acquired businesses; (v) performance of acquired products; (vi) unanticipated expenses in connection with refining and improving acquired products; (vii) diversion of management’s attention from other business concerns; and (vii) risks of entering businesses and markets in which we have no direct or limited prior experience. Acquisitions may result in the utilization of cash and marketable securities, dilutive issuances of equity securities and the incurrence of debt, any of which would weaken our financial position. In addition, acquisitions may result in the creation of (i) certain definite-lived intangible assets that increase amortization expense, (ii) goodwill and other indefinite-lived intangible assets that subsequently may result in large write-downs should these assets become impaired and (iii) earn-out or other payments that may need to be expensed rather than recorded as additional goodwill.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Although we have implemented enhanced procedures to properly prepare our financial statements, we cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal control over financial reporting. We prepared for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. However, the continuous process of strengthening our internal controls and complying with Section 404 is expensive and time consuming and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the Nasdaq National Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

The loss of any large customer or a reduction in orders from any large customer could reduce our net sales and harm our operating results.

We anticipate that our operating results in any given period will depend in part upon revenues from a number of larger customers. Our customers are not generally contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time. We may be unable to retain our current customers, and we may be unable to recruit replacement or additional customers. We are selling hearing aids to a number of retail chains that have a large number of owned or franchised locations and buying groups that have a large number of locations under contract. We are subject to the risk of losing large customers, incurring significant reductions in sales to these customers, reducing prices in response to demands from these customers or incurring substantial marketing expenses in order to maintain their business. In addition, we are subject to the risk of being unable to collect receivable balances from these customers.

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

In order to be successful, we must develop new products and be a leader in the commercialization of new technology innovations in the hearing aid market. Technological innovation is expensive and unpredictable and among other things, requires hiring (i) expert personnel who are difficult to find and attract, or (ii) external contractors to perform complex tasks. Without the timely introduction of new products, our existing products are likely to become technologically obsolete over time, which would harm our business. We may not have the technical capabilities necessary to develop further technologically innovative products. In addition, any enhancements to, or new generations of, our products, even if successfully developed, may not generate significant revenues. Moreover, if we are unable to continue to introduce new products on a periodic basis, the overall average selling price of our products may decline, negatively impacting our gross margin. Our products may be rendered obsolete by changing consumer preferences or the introduction of products embodying new technologies or features by us or our competitors. Obsolescence of our products, a “breakthrough” new method of addressing hearing loss or the introduction of technologically superior products by new or existing competitors could cause us a rapid loss of sales or market share, which would have a significant adverse effect on our net sales, operating results and stock price.

Because of the complexity of our products, there may be undiscovered errors or defects that could harm our business or reputation.

Our products are complex and may contain undetected defects, errors or failures. Our customers may discover errors after new products have been introduced and sold. The occurrence of any defects, errors or failures could result in the loss of or delay in market acceptance of our new products, product returns and warranty expenses, any of which could harm our reputation and business and adversely affect our net sales and operating results.

If we are subject to litigation and infringement claims, they could be costly and disrupt our business.

There may be patents or patent applications in the U.S. or other countries that are pertinent to our business of which we are not aware. The technology that we incorporate into and use to develop and manufacture our current and future products may be subject to claims that they infringe the patents or proprietary rights of others. The success of our technology efforts will also depend on our ability to develop new technologies without infringing or misappropriating the proprietary rights of others.

We have in the past and may in the future receive notices from third parties alleging patent, trademark or copyright infringement. Whether or not we actually infringe a third party’s rights, receipt of these notices could result in significant costs and diversion of the attention of management from our business. If a successful claim were brought against us, we would have to attempt to license the intellectual property right from the claimant or spend time and money to design around or avoid the intellectual property. Any such license may not be available on reasonable terms, or at all. We may be involved in future lawsuits, arbitrations or other legal proceedings alleging patent infringement or other intellectual property rights violations. In addition, litigation, arbitration or other legal proceedings may be necessary to:

•	assert claims of infringement of or otherwise enforce our intellectual property rights;

•	protect our trade secrets or know-how; or

•	determine the enforceability, scope and validity of our intellectual property rights or those of others.

We may be unsuccessful in defending or pursuing these lawsuits or claims. Regardless of the outcome, litigation can be very costly and can divert management’s attention. An adverse determination may subject us to significant liabilities or require us to seek licenses to other parties’ intellectual property rights. We may also be restricted or prevented from developing, manufacturing, marketing or selling a new product that we develop. Further, we may not be able to obtain any necessary licenses on acceptable terms, if at all.

In addition, we may have to participate in proceedings before the U.S. Patent and Trademark office, or before foreign patent and trademark offices, with respect to our patents and patent applications or those of others. These actions may result in substantial costs to us as well as a diversion of management attention. Furthermore, these actions could place our patents, trademarks and other intellectual property rights at risk and could result in the loss of patent, trademark or other intellectual property rights protection for the products and services on which our business strategy depends.

We may be unable to adequately protect or enforce our proprietary technology, which may result in its unauthorized use or reduced sales or otherwise reduce our ability to compete.

Our business and competitive position depend upon our ability to protect our proprietary technology. Despite our efforts to protect this information, unauthorized parties may attempt to obtain and use information that we regard as proprietary. Any patents issued in connection with our efforts to develop new technology for our products may not be broad enough to protect all of the potential uses of the technology.

In addition, when we do not control the prosecution, maintenance and enforcement of certain important intellectual property, such as a technology in-licensed to us, the protection of the intellectual property rights may not be in our hands. If the entity that controls the intellectual property rights does not adequately protect those rights, our rights may be impaired, which may affect our ability to develop, market and commercialize the related products. Our means of protecting our proprietary rights may not be adequate, and our competitors may:

•	independently develop substantially equivalent proprietary information, products and techniques;

•	otherwise gain access to our proprietary information; or

•	design around our patents or other intellectual property.

We pursue a policy of having our employees, consultants and advisors execute proprietary information and invention agreements when they begin working for us. However, these agreements may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure.

We are dependent on international operations, which exposes us to a variety of risks that could result in lower sales and operating results.

International sales, particularly in Germany and Australia, account for a material portion of our net sales. Our reliance on international operations exposes us to related risks and uncertainties, which, if realized, could cause our sales and operating results to decrease. There is significant government or public hearing aid reimbursement in a number of countries outside the U.S., which if reduced or eliminated would likely have a negative effect on our sales. For example, reimbursement levels are trending downward in Germany, which has negatively affected our sales in that country. Other changes in the healthcare systems of countries outside the U.S., such as instituting co-payments or co-insurance, would likely have negative effects on our sales. In order to market our products in the EU, we are required to have the EU’s CE mark certification. Any failure to maintain our CE mark certification would significantly reduce our net sales and operating results. We work under different legal, regulatory and governmental regimes in various countries, which could delay our ability to sell products or cause us additional expense in determining how to comply, and taking any actions necessary to comply, with local legal, regulatory and governmental requirements. In addition, we may need to adapt local practices to satisfy requirements applicable in the U.S. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S. and intercompany account balances between our U.S. parent company and our non-U.S. subsidiary companies. Fluctuations in the exchange rates between the U.S. dollar and other currencies could negatively affect the sales price of our products in international markets or lead to currency exchange losses. In general, our net sales and operating results benefit from a weakening U.S. dollar. If the U.S. dollar were to strengthen materially from current levels, our net sales and operating results would suffer.

Accounting for stock-based compensation will negatively affect our results.

New accounting rules will require us to expense the value of stock awards beginning January 1, 2006. This will result in lower reported earnings per share as compared to current accounting practice and may lead us to seek alternative means of providing incentive compensation, which could be less effective at attracting, retaining and motivating key employees or have other negative consequences.

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

Our products are subject to regulation in the U.S. by the FDA and similar entities in other countries. We must comply with facility registration and product listing requirements of the FDA and similar entities and adhere to the FDA’s Quality System Regulations. Noncompliance with applicable FDA and similar entities’ requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production or criminal prosecution. We must also maintain compliance with federal, state and foreign laws regarding sales incentives, techniques, referrals and other programs, some of which are unclear or may be read broadly enough to prohibit standard sales programs such as discounts, free training or “frequent buyer” awards. While we intend to comply with the law in each of these jurisdictions, if our practices, or those of a competitor, were to attract unfavorable press or governmental attention, our sales could be adversely affected or we could be subject to fines or governmental injunctions.

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

ITEM 1-B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease manufacturing and office space in support of our business. Total leased space as of December 31, 2005 was 163,186 square feet as follows:

Location	Square Footage	Lease Expiration
Salt Lake City, Utah	39,815	August 2009

Eagan, Minnesota	22,748	September 2011

Houston, Texas	5,400	July 2008

Copenhagen, Denmark	8,374	May 2008

London, England	6,440	Various through April 2009

Adelaide, Australia	10,596	December 2007

Australia retail locations	31,328	Various through August 2010

Birr-Lupfig, Switzerland	2,583	September 2007

Switzerland retail locations	5,240	Various through March 2010

Leibnitz, Austria	1,636	June 2006

Zwolle, Netherlands	5,199	July 2008

Montreal, Canada	7,475	October 2009

Hamburg, Germany	12,035	Various through December 2010

Germany retail locations	4,317	Various through June 2011

Total	163,186

We believe we have sufficient manufacturing capacity to satisfy current and forecasted demand for at least the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

In June 2005, Energy Transportation Group, Inc. (“ETG”) filed a patent infringement lawsuit in the United States District Court for the District of Delaware against fourteen defendants, including Sonic Innovations. ETG claims the defendants have infringed upon U.S. Patent No. 4,731,850 entitled “Programmable Digital Hearing Aid System” and U.S. Patent No. 4,879,749 entitled “Host Controller for Programmable Digital Hearing Aid System.” ETG is seeking damages resulting from defendants’ unauthorized manufacture, use, sale, offer to sell and/or importation into the U.S. products, methods, processes, services and/or systems that infringe the above-named patents. We have filed our answer denying all allegations. Discovery has not begun and no trial date has been set.

In February 2006, the former owners of Sanomed Handelsgesellschaft mbH (“Sanomed”), which we acquired in May 2003, filed a lawsuit in German civil court claiming that certain deductions made by us against accounts receivable amounts that were deemed uncollectible prior to the acquisition but which have been collected and are due the former owners were improper. The former owners seek damages in the amount of $1,587. We will file our statement of defense in March 2006.

We strongly deny the allegations contained in the ETG and the Sanomed lawsuits and we intend to defend ourselves vigorously, however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect on us.

From time to time we are subject to legal proceedings, claims and litigation arising in the ordinary course of our business. Most of these legal actions are brought against us by others and, when we feel it is necessary, we may bring legal actions ourselves. Actions can stem from disputes regarding the ownership of intellectual property, customer claims regarding the function or performance of our products, government regulation or employment issues, among other sources. Litigation is inherently uncertain, and therefore we cannot predict the eventual outcome of any such lawsuits. However, we do not expect that the ultimate resolution of any known legal action, other than as identified above, will have a material adverse effect on our results of operations and financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Stock Exchange, under the symbol “SNCI.” The high and low sales prices of our common stock, as reported by the Nasdaq Stock Exchange, are set forth below for the periods indicated.

	Price Range
2005	High	Low
First quarter	$5.90	$3.95
Second quarter	5.72	4.00
Third quarter	5.26	4.30
Fourth quarter	4.44	2.93

2004	High	Low
First quarter	$12.40	$5.49
Second quarter	12.54	5.42
Third quarter	5.75	4.02
Fourth quarter	4.61	3.31

The closing price of our common stock as reported by the Nasdaq Stock Exchange on March 1, 2006 was $4.50 per share. As of March 1, 2006, there were approximately 3,600 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our stock, and our board of directors has no present intention to declare or pay cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information concerning our equity compensation plans as of December 31, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,638,783	$4.64	1,365,606
Equity compensation plans not approved by security holders	—	—	—

Total	4,638,783	$4.64	1,365,606

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except per share and other data)

Selected Five Year Data:

	2005	2004	2003	2002	2001
Statements of Operations:
Net sales	$105,041	$98,534	$87,690	$68,018	$57,267
Gross profit	$56,227	$53,529	$46,364	$35,405	$25,985
Percent of net sales	53.5%	54.3%	52.9%	52.1%	45.4%
Operating expenses	$77,110	$53,078	$46,708	$36,783	$33,713
Percent of net sales	73.4%	53.9%	53.3%	54.1%	58.9%
Operating profit (loss)	$(20,883)	$451	$(344)	$(1,378)	$(7,728)
Net income (loss)	$(19,608)	$411	$376	$32	$(5,635)
Earnings (loss) per common share—basic	$(0.92)	$0.02	$0.02	$0.00	$(0.28)
Earnings (loss) per common share—diluted	$(0.92)	$0.02	$0.02	$0.00	$(0.28)
Weighted average common shares outstanding—basic	21,382	20,733	19,941	19,595	19,822
Weighted average common shares outstanding—diluted	21,382	22,152	20,971	20,869	19,822
Balance Sheets:
Cash and marketable securities—unrestricted	$7,865	$21,024	$21,360	$35,561	$45,806
Cash and marketable securities—restricted	8,384	11,325	11,852	—	—
Total assets	86,764	115,286	106,996	74,746	70,856
Long-term obligations	5,033	7,161	7,845	—	102
Total liabilities	36,993	44,183	41,943	14,901	13,692
Shareholders’ equity	49,771	71,103	65,053	59,845	57,164
Other:
Countries with direct operations	9	9	9	8	3
Number of employees	634	637	586	531	430

In 2005, we recorded an asset impairment charge of $694 to cost of sales and $6,817 to selling, general and administrative expense and a restructuring charge of $3,991 as more fully discussed in Notes 6 and 9 to the consolidated financial statements.

Unaudited Quarterly Results of Operations:

	First	Second	Third	Fourth
2005:
Net sales	$25,891	$30,185	$24,353	$24,612
Cost of sales	12,034	13,419	11,718	11,643

Gross profit	13,857	16,766	12,635	12,969
Operating expenses	17,206	16,796	21,187	21,921

Operating loss	(3,349)	(30)	(8,552)	(8,952)
Other income (expense)	(40)	128	96	32

Income (loss) before income taxes	(3,389)	98	(8,456)	(8,920)
Income tax provision (benefit)	88	(165)	(1,166)	184

Net income (loss)	$(3,477)	$263	$(7,290)	$(9,104)

Earnings (loss) per common share—basic	$(0.16)	$0.01	$(0.34)	$(0.42)
Earnings (loss) per common share—diluted	$(0.16)	$0.01	$(0.34)	$(0.42)
Weighted average common shares outstanding—basic	21,215	21,289	21,488	21,530
Weighted average common shares outstanding—diluted	21,215	21,984	21,488	21,530

2004:
Net sales	$26,306	$24,338	$22,456	$25,434
Cost of sales	11,729	10,663	10,456	12,157

Gross profit	14,577	13,675	12,000	13,277
Operating expenses	12,598	12,908	12,723	14,849

Operating profit (loss)	1,979	767	(723)	(1,572)
Other income (expense)	(49)	(29)	(6)	122

Income (loss) before income taxes	1,930	738	(729)	(1,450)
Income tax provision (benefit)	342	114	(69)	(309)

Net income (loss)	$1,588	$624	$(660)	$(1,141)

Earnings (loss) per common share—basic	$0.08	$0.03	$(0.03)	$(0.05)
Earnings (loss) per common share—diluted	$0.07	$0.03	$(0.03)	$(0.05)
Weighted average common shares outstanding—basic	20,408	20,682	20,860	20,975
Weighted average common shares outstanding—diluted	22,790	22,775	20,860	20,975

In the third quarter 2005, we recorded an asset impairment charge of $694 to cost of sales and $5,061 to selling, general and administrative expense related to our Tympany operation and a restructuring charge of $1,186. In the fourth quarter 2005, we recorded an asset impairment charge of $1,756 related to our Tympany and England operations and a restructuring charge of $2,805. Also in the fourth quarter 2005, we determined that it was more likely than not that we would not be able to realize the future benefit of the deferred income tax asset of our Australian subsidiary and, accordingly, we recorded a valuation allowance of $1,179, which was charged to income taxes.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except share data)

OVERVIEW

Sonic Innovations Inc. is a hearing healthcare company. We design, develop, manufacture and market advanced digital hearing aids intended to provide the highest levels of satisfaction for hearing impaired consumers and proprietary auditory testing equipment that automates the four most commonly performed hearing tests. We have developed patented DSP technologies based on what we believe is an advanced understanding of human hearing. In those countries where we have direct (owned) operations, we sell our products to hearing care professionals or directly to hearing impaired consumers. In other parts of the world where we do not have direct operations, we sell principally to distributors. From our inception, we have focused on the therapeutic side of hearing care by developing high-performance digital hearing aids. In December 2004, we acquired Tympany, Inc. (“Tympany”) and now offer hearing diagnostic equipment to further help hearing impaired individuals. Our mission is to improve the quality of life of the hearing impaired.

Market

The hearing aid market is large at both the wholesale (manufacturing) level (over $2.0 billion) and the retail level (over $5.0 billion). There is no one source of worldwide hearing aid market and sales data, but U.S. data is maintained by the HIA and is generally adapted and used by the industry as a proxy for worldwide data. The HIA data indicates that hearing aid sales increased on an annual percentage basis in 2003, 2004 and 2005 by mid-single digits. While we expect similar growth in the near term, we believe the long-term growth potential in this market is significantly better. It is estimated less than 24% of those who could benefit from a hearing aid actually own one. There are many factors that cause this low market penetration rate, such as the high cost of hearing aids, the stigma associated with wearing hearing aids, and the discomfort of wearing hearing aids. We believe that these negative factors will decrease in importance in the future because we expect prices to decline and the stigma aspect to decrease as improvements in technology make the devices smaller, less conspicuous and more comfortable and as hearing loss becomes more prevalent in society. Therefore, in the future, we expect that more people who could benefit from hearing aids will buy them, and we believe that the growth rate of the hearing impaired population will be significant, particularly as the developed world’s population ages. As a result, we believe the market for hearing aids will increase significantly in the future. However, the following conditions in our market are impacting us in a negative way currently:

•	Competition is intense and new product offerings by our competitors are coming to market more quickly than in the past.

•	The performance, features and quality of lower-priced products continues to improve, which attracts more customers to these lower-priced products resulting in a lower average selling price.

•	The rate of transition from analog to digital hearing aids has slowed considerably because digital devices now represent a very significant percentage in most developed markets. For example, in the United States digital hearing aids now represent 89% of the market.

•	Economic conditions worldwide, particularly for the elderly, continue to cause people to defer the purchase of a new hearing aid.

•	Many consumers feel that hearing aids are simply too expensive and cannot justify purchase on a cost-benefit basis.

•	The available market continues to shrink as our competitors implement vertical integration strategies and buying groups limit the number of manufacturers with whom they do business.

As the number of companies offering digital products proliferated and as the digital offerings from our competitors became more competitive, our sales have suffered. In addition, our larger competitors have been able to use their greater marketing and distribution capabilities to more aggressively sell their products. The mindshare of the hearing aid dispenser is what we need to win to be successful.

Product Developments

In 2005, we introduced our Innova product family of hearing aids based on a new technology platform that improved upon our two strongest existing features – noise reduction and directionality. Noise reduction allows the hearing aid to reduce background noise so that speech sounds are clearer. We have the only omni-directional hearing aid that has been clinically proven to improve speech intelligibility with background noise present. Directionality allows the hearing aid wearer to better understand speech sounds through the use of directional microphones in the device. We launched Innova in the second quarter 2005 in English speaking countries and by the end of 2005 in non-English speaking countries. Innova improved on our noise reduction algorithms, offered the features that had already been marketed by a number of our competitors, and had superior directionality capabilities. In addition, the Innova platform technology provides us the opportunity to develop a broad product line of full-featured hearing aids that can allow us to compete effectively at more price points of the hearing aid market. In 2006, we will be introducing our first “open-ear” product, Ion, which will be based on this technology platform. Open-ear products generally eliminate the effect of occlusion because there is no ear-mold involved, rather these products have an ear-bud that allows air into the ear. The market for open-ear products, which have been in the market more than a year, is growing very rapidly. We believe that Ion will provide us a significant opportunity to increase our net sales.

Distribution Developments

We are competing in an industry that includes six much larger competitors who have significantly more resources and have established relationships and reputations. Their product offerings are broad and their infrastructure and marketing and distribution capabilities are well established, and they continue to vertically integrate. This makes it difficult for us to compete in the traditional distribution fashion. For this reason, we are interested in non-traditional distribution methods. We believe we are making progress with this strategy in several countries. In Germany, we sell direct to the consumer and use the ear-nose-throat (“ENT”) doctor to perform the hearing aid fitting. In Australia and Switzerland, we sell direct to the consumer through retail stores. In Austria, our largest customer is a chain of electronics stores that also sell hearing aids. In the Netherlands, our largest customer is a chain of optical stores that also sell hearing aids. As a result of our purchase of Tympany in December 2004, we sell a hearing testing device, the Otogram, to primary care physicians, ENT doctors, audiologists and hearing instrument specialists. We are currently focusing on developing synergies between our diagnostic and therapeutic businesses in order to make both businesses successful.

Financial Results

Our financial results in 2005 were negatively affected by the following items:

•	Large losses in our Tympany operation, which was acquired in December 2004. We are changing our selling strategy to a more conventional equipment distribution approach.

•	Write-downs of our investment in our Tympany operation of $6.3 million and England operation of $1.2 million, which reflected impairments in asset value.

•	A restructuring charge of $4.0 million, which was mainly related to severance for personnel reductions and eliminating excess facilities.

•	Establishment of a valuation allowance against deferred income tax assets of our Australian subsidiary of $1.2 million, which resulted from Australia’s lack of sustained profitability.

•	Lack of a competitive “high-end” product. This was partially solved by the introduction of our Innova product family in the U.S. early in the second quarter 2005. However, Innova was not introduced worldwide until late in the fourth quarter of the year.

•	Lack of a competitive “mid-range” product. This was partially solved by the introduction of our Applause product family. However, Applause was launched in November 2005 and, therefore, had little financial impact in 2005.

•	The Innova product family did not drive incremental sales in 2005 to the extent we had anticipated.

•	Lack of a product in the open-ear segment of the market, which has been growing rapidly since the first open-ear product appeared in the marketplace more than a year ago, and which now comprises as much as 20% of some markets in the world.

•	Increased spending on sales and marketing initiatives in the U.S., Australia and Germany.

Our operating loss of $20.9 million in 2005 was a direct result of the items listed above. In particular, losses pertaining to our Tympany operation totaled $12.7 million, of which $7.4 million was due to asset impairment and restructuring charges.

As we enter 2006, we are optimistic about our ability to significantly improve our financial performance for the following reasons:

•	We have restructured our Tympany operation. While we continue to incur operating losses, we expect unit sales to improve as we change our focus from placing Otograms with the PCP to selling Otograms to the PCP, the ENT doctor, the audiologist and the hearing instrument specialist. It is difficult to sell the Otogram to the primary care physician who has limited experience dealing with hearing loss. The ENT doctor, audiologist and hearing instrument specialist are the experts in hearing, and we believe they will see the value of the Otogram. We are hopeful that this change in selling strategy will result in improved financial performance of our Tympany operation.

•	We have reorganized our executive management team and removed a layer of executive overhead.

•	We have a business plan focused on enhancing our profitability.

•	We have replaced general or sales management in each of our three major geographies – the U.S., Germany and Australia.

•	We have adjusted our business by country such that we are planning to improve our profitability in each country in which we have a direct operation.

•	We will be introducing an open-ear product, Ion, by the start of the second quarter 2006. This will be a new product category for us, so we believe that sales of this product will be largely incremental. In addition, the open-ear segment of the market is the only growing segment of the hearing aid market. Some customers estimate that open-ear products now comprise (after a little more than a year on the market) some 20% plus of their total sales. This product is particularly helpful for first time hearing aid wearers who experience a high-frequency hearing loss, and Ion is targeted to aging baby-boomers. We believe Ion will be smaller, lighter and yet more powerful than competing open-ear products.

•	We have increased our management and operational focus of our product distribution channels compared to our focus on technology. In addition, we are increasing our efforts to become more customer-centric. Our goal is to be the hearing healthcare provider of choice to customers who value unparalleled levels of service and quality, great products and competitive pricing.

RESULTS OF OPERATIONS

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of sale. Net sales by reportable operating segment by year were as follows:

	2005	2004	Change	2003	Change
Hearing aids:
North America	$37,394	$35,907	4%	$40,834	(12)%
Europe	43,300	45,004	(4)	31,695	42
Rest-of-world	18,432	16,777	10	15,161	11

	99,126	97,688	1	87,690	11
Auditory testing equipment	5,915	846	599	—	—

Net sales	$105,041	$98,534	7	$87,690	12

2005 Compared with 2004

Net sales of $105,041 in 2005 increased 7% from net sales of $98,534 in 2004 reflecting a full year of operations of our auditory testing equipment business (Tympany), which was acquired in December 2004, and increased sales in Australia, which is categorized above in Rest-of-world.

North American sales of $37,394 in 2005 increased 4% from 2004 sales of $35,907 as U.S. sales increased only slightly (1%), but Canadian sales increased significantly (37%). U.S. sales continued to be effected by pressures from competitors’ new products, pricing concessions and aggressive dealer incentives. Our new high-end Innova product family, which was introduced early in the second quarter 2005, sold well in the second quarter 2005, but Innova thereafter did not drive incremental sales to the extent we were anticipating. Canadian sales increased in 2005 from 2004 levels mainly as a result of the introduction of Innova, aggressive marketing programs and a larger sales force. We expect U.S. sales in the first quarter 2006 to be modest; however, we anticipate significant improvement beginning in the second quarter 2006 with the introduction of our new Ion product. In addition, we introduced our Applause product family late in 2005 and anticipate introducing another new product family, Natura Pro, in the second quarter 2006.

European sales of $43,300 in 2005 decreased 4% from 2004 sales of $45,004 mainly due to a 24% decrease in sales from our Denmark operation, which was a combination of lower sales in Denmark and reduced export sales to certain distributors, particularly our distributor in France. Germany, which comprises over 60% of European sales, experienced a 1% decrease in sales from 2004 to 2005. Sales in England, Austria and Switzerland were each up over 16% from 2004 to 2005, although the increase in Switzerland was favorably affected by a full year of sales of a retail operation acquired in the second quarter 2004. Sales in the Netherlands were down 6% mainly as a result of difficulties in making a transition to new management. We expect European sales to increase in 2006 and such growth to be enhanced by the Innova product family and Applause product family, both of which were introduced in non-English speaking European countries late in 2005, as well as the introduction of Ion and Natura Pro, both scheduled for the second quarter 2006.

Rest-of-world sales of $18,432 in 2005 increased 10% from 2004 sales of $16,777 as a result of increased sales in Australia, which mainly resulted from the introduction of Innova and aggressive marketing programs. Sales in Australia, which comprises almost all of our Rest-of-world business, have increased since our acquisition of a business there in 2001. We expect Rest-of-world sales to continue to increase in 2006 and to benefit from the Applause product family introduction late in 2005 and the anticipated introduction of Ion and Natura Pro in the second quarter 2006.

Auditory testing equipment sales of $5,915 increased from 2004 sales of $846 as a result of a full year of operations in 2005 versus one month of operation in 2004. Auditory testing equipment sales in 2005 were disappointing and did not exhibit the growth we anticipated when we bought Tympany in December 2004 due to the aforementioned issues.

We sell almost exclusively high-end 100% digital hearing aids. We believe it is important to have a number of product families to provide our customers with pricing flexibility in selling to the hearing impaired consumer. In 2004 and 2003, we had five product families – Natura 3, Natura 2, Altair, Tribute and Quartet. In 2005, we added our Innova and Applause product families, both of which are based on the Innova chipset, our latest and best technology. Prices for all existing products continued to decline in 2005, which offset the higher pricing of our new products resulting in a small decrease in our overall average selling price. Our goal is to introduce new products at a fast enough rate to keep our overall average selling price from declining. We expect our overall average selling price to increase during 2006 because we have incented our sales force to focus on average selling price, and we will be introducing new higher-priced products.

We generally have a 60-day return policy for hearing aid sales. Provisions for sales returns were $14,388, or 12.7% of gross hearing aid sales, and $12,595, or 11.4% of gross hearing aid sales, in 2005 and 2004, respectively. The increase is a result of product mix and a shift to non-custom products in the U.S in 2005 as compared to 2004. We believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations. In Germany, Australia, Switzerland and a portion of the Netherlands, sales are at the retail level and are recognized upon customer acceptance, and therefore, sales returns in these countries are considerably lower than in the balance of our business.

2004 Compared with 2003

Net sales of $98,534 in 2004 increased 12% from net sales of $87,690 in 2003 as increased sales in Europe and Rest-of-world more than offset decreased sales in North America.

North American sales of $35,907 in 2004 decreased from 2003 sales of $40,834 principally due to lower U.S. sales. U.S. sales decreased 14% from 2003 to 2004 mainly due to competitive pressures from new products, pricing concessions and aggressive dealer incentives. In addition, our products lacked certain features embodied in various competitors’ hearing aids. Our low-priced Quartet product family, which was introduced in the second quarter 2004, sold well in the fast growing low-priced digital segment of the U.S. market, but those sales were cannibalistic rather than incremental. Canadian sales increased 15% from 2003 to 2004 mainly as a result of a restructured operation and sales force and the favorable effects of foreign currency translation.

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

Rest-of-world sales of $16,777 in 2004 increased 11.4% from 2003 sales of $15,161 mainly as a result of increased sales in Australia, all of which resulted from favorable effects of foreign currency translation.

Auditory testing equipment sales in 2004 included one month of operations of Tympany, Inc., which was acquired in December 2004.

In 2004 and 2003, we had five product families – Natura 3, Natura 2SE, Altair, Tribute and Quartet. Our lower priced product families, Quartet and Tribute, were increasingly important to our sales effort as consumers continued to seek lower-priced digital hearing aids. The shift to lower-priced products reduced our overall average selling price, which in combination with competitive pricing put pressure on gross margin.

Provisions for sales returns were $12,595, or 11% of gross hearing aid sales, and $16,782, or 16.1% of gross hearing aid sales, in 2004 and 2003, respectively. We experienced declining return rates for a number of reasons:

•	We had a higher percentage of net sales outside the U.S. in 2004 and return rates were considerably lower outside the U.S.

•	In Germany, Australia and Switzerland, sales are at the retail level and are recognized upon customer acceptance, and therefore, sales returns in these countries are considerably lower than in the balance of our business. Accordingly, sales return rates were favorably affected by a full year of operations in Germany and retail operations in Switzerland and increased sales in Australia.

•	Our lower-priced Altair, Tribute and Quartet product families experienced a lower return rate than our higher priced Natura 3 and Natura 2 families. Generally, in the hearing aid business, the higher the price of the hearing aid, the greater the rate at which it is returned.

Gross Profit. Cost of sales primarily consists of manufacturing costs, royalty expenses, quality costs and costs associated with product remakes and repairs (warranty). Our gross profit and gross margin by reportable operating segment by year were as follows:

	2005		2004		2003
Hearing aids:
North America	$20,433	54.6%	$20,280	56.5%	$23,103	56.6%
Europe	22,478	51.9	21,659	48.1	13,880	43.8
Rest-of-world	12,214	66.3	11,179	66.6	9,381	61.9

	55,125	55.6	53,118	54.4	46,364	52.9
Auditory testing equipment	1,102	18.6	411	48.6	—	—

Total	$56,227	53.5	$53,529	54.3	$46,364	52.9

2005 Compared With 2004

Gross profit of $56,227 in 2005 was up 5% from last year’s level of $53,529 mainly as a result of increased net sales, which were up 7% year-over-year, but gross margin declined slightly to 53.5% in 2005 from 54.3% in 2004. The gross margin decline principally resulted from an asset impairment charge in 2005 of $694 pertaining to the write-down of intellectual property, which had been recorded upon the acquisition of our Tympany operation in December 2004. In addition, gross margin in our auditory testing equipment segment was adversely affected by our recognition of deferred revenue that existed at the acquisition date, which added approximately $1.8 million of very low margin revenue in 2005, product issues, supplier issues, warranty issues and inventory write-offs. North American gross margin decreased due to lower average selling prices, despite higher-priced Innova sales, as prices of our legacy products decreased and the incentives and rebates on most products increased. European gross margin improved largely due to the continuing shift from custom to standard products. The cost of a custom device is higher than the cost of a standard device while selling prices are generally similar. Provisions for warranty decreased to $4,990 in 2005 from $5,136 in 2004, principally as a result of product improvements related to improved wax protection systems that have reduced the frequency at which hearing aids are returned for repair but which have resulted in an increase in the unit cost per repair. From 2004 to 2005, the number of hearing aids returned for repair decreased by more than 10%.

We expect that competitive pricing will continue to put pressure on our selling prices and gross margin. We were able to limit the reduction in our overall average selling price in the U.S. in 2005 because of the second quarter introduction of the Innova product family, which, as a top-of-the-line product, had higher pricing. If we are able to continue to introduce new products on a periodic basis, we are hopeful that we can maintain or improve our overall average selling price and positively impact our gross margin. We expect to increase our unit volume in 2006, and we believe that little additional overhead will be required by manufacturing operations to support increasing volume. This, in combination with expected reduced purchased component and assembly costs, lower sales return rates and more off-shore outsourcing, should result in our gross margin improving beginning by the second quarter 2006. In addition, Tympany gross margin should improve significantly in 2006 as a result of the elimination of low-margin deferred revenue recorded upon the acquisition, improved design and manufacturing, and a more reliable product.

2004 Compared With 2003

Gross profit of $53,529 in 2004 was up 15% from the 2003 level of $46,364 mainly as a result of increased net sales, which were up 12% year-over-year, but also due to a small improvement in gross margin. Gross margin improved to 54.3% in 2004 from 52.9% in 2003; however, gross margin deteriorated in the second half of 2004 primarily as a result of lower average selling prices and geographic mix, mainly as a result of decreased U.S. prices and volume. This was reflected in the slightly decreased year-over-year North American gross margin. Gross margin in 2004 also benefited from favorable foreign currency exchange rates due to the weaker U.S. dollar as the majority of our product costs were denominated in U.S. dollars, while a significant portion of our sales were denominated in foreign currencies. This was reflected in improving gross margins for Europe and Rest-of-world. Provisions for warranty increased to $5,136 in 2004 from $3,924 in 2003 principally as a result of the increase in the number of hearing aids covered under warranty and, to a lesser extent, to an increase in warranty costs per unit. The increase in warranty costs per unit was principally the result of using higher-cost, higher-performance earwax protection components in performing repairs.

Selling, General and Administrative. Selling, general and administrative expense primarily consists of wages and benefits for sales and marketing personnel, sales commissions, promotions and advertising, marketing support, distribution and administrative expenses.

Selling, general and administrative expense in dollars and as a percent of sales by reportable operating segment by year was as follows:

	2005		2004		2003
Hearing aids:
North America	$22,133	59.2%	$17,816	49.6%	$17,850	43.7%
Europe	17,446	40.3	15,494	34.4	10,724	33.8
Rest-of-world	11,838	64.2	9,650	57.5	8,367	55.2

	51,417	51.9	42,960	44.0	36,941	42.1
Auditory testing equipment	6,065	102.5	408	48.2	—	—

Total	$57,482	54.7	$43,368	44.0	$36,941	42.1

2005 Compared with 2004

Selling, general and administrative expense was $57,482, or 54.7% of net sales, in 2005, an increase of $14,114, or 33%, from selling, general and administrative expense of $43,368, or 44.0% of net sales, in 2004. This increase was mainly the result of the full year effect in 2005 of the acquisition of Tympany made in December 2004 and significant increases in U.S., Germany and Australia sales and marketing expenses as we sought to strengthen our position in these three important markets, and, to a lesser extent, the full year affect in 2005 of the acquisition of a small Switzerland-based retail chain in the second quarter 2004. In addition, we established accruals for potential settlements of various legal and other disputes in 2005. The increasingly competitive nature of our business was reflected in increased selling, general and administrative expenses as a percent of net sales in each geography from 2004 to 2005. The increase as a percent of net sales was exacerbated by a decrease in sales in Europe. A portion of the increased sales and marketing costs in 2005 related to the introduction of the Innova product family, which particularly affected 2005 North American selling, general and administrative expenses. In addition, Australia added significantly to its sales and marketing infrastructure, developed a number of new marketing programs and completed an enterprise resource planning system implementation in 2005.

We expect selling, general and administrative expense to decrease modestly in dollars, but significantly as a percentage of net sales, in 2006 as we have reorganized and reduced our management, restructured certain of our hearing aid operations, restructured our Tympany business, eliminated excess facilities and instituted a clear focus on profitability.

2004 Compared with 2003

Selling, general and administrative expense was $43,368, or 44.0% of net sales, in 2004, an increase of $6,427, or 17%, from selling, general and administrative expense of $36,941, or 42.1% of net sales, in 2003. This increase was mainly the result of the full year effect in 2004 of the acquisition of a German business in the second quarter 2003 and, to a lesser extent, the acquisition of a small Switzerland-based retail chain in the second quarter 2004. In addition, foreign currency translation due to a weaker U.S. dollar resulted in an increase in 2004 selling, general and administrative expense of approximately $2,200 over 2003 levels. Also contributing to the year-over-year increase were significant marketing costs connected with the anticipated 2005 introduction of our Innova product family; our acquisition of Tympany, Inc. in December 2004; increased costs in Australia related to a new branding strategy; information systems development outside the U.S.; and Sarbanes-Oxley compliance related costs. The competitive nature of our business was reflected in increased selling, general and administrative expenses as a percent of net sales in each geography from 2003 to 2004. This was exacerbated in North America due to declining sales and mitigated in Europe by significantly increased sales.

Research and Development. Research and development expense primarily consists of wages and benefits for research and development, engineering, regulatory and clinical personnel and also includes consulting, intellectual property, clinical studies and engineering support costs.

2005 Compared with 2004

Research and development expense of $8,820, or 8.4% of net sales, in 2005 decreased $890 (9%) from research and development expense of $9,710, or 9.9% of net sales, in 2004 despite incremental research and development expense of $992 related to the Tympany business, which was acquired in December 2004. The decrease in research and development expense from 2004 to 2005 was mainly the result of the completion of the development of the Innova product family early in 2005. Significant spending with third party contractors on Innova in 2004 did not recur in 2005. We expect research and development expense to increase in dollars, but to decrease as a percentage of sales, in 2006 as we complete our new Ion product and prepare for the introduction of two new products.

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

Asset Impairment. During the third quarter 2005, the lack of progress toward profitability, a changing business model and the termination and departure of the management team at Tympany, resulted in us performing an impairment analysis of the Tympany operation (auditory testing equipment segment). This analysis resulted in asset impairments of $4,227 related to goodwill and $1,528 related to definite-lived intangibles, which caused goodwill to be completely written-off and definite-lived intangibles to be reduced to their estimated fair value of $1,495. Additionally, as a result of this impairment and Tympany’s operating results not meeting financial objectives in the fourth quarter 2005, we recorded an additional impairment charge of $500 related to the fourth quarter 2005 earn-out. We expect to continue to expense these earn-outs until such time as expected cash flows from the business can support additional valuation. If that were to occur, we would capitalize these earn-outs as additional purchase price.

During the fourth quarter 2005, the Company discontinued doing business with two large customers of its England operation due to lack of current and foreseeable profitability regarding these two customers, and, accordingly, we performed an impairment analysis of the England operation. This analysis resulted in an asset impairment of $1,256, which caused goodwill to be reduced to its estimated fair value of $604.

We utilized a third-party valuation firm to assist with our evaluation of the value of our reporting units. Impairment tests involved the use of both estimates of market value of our operating units as well as discounted cash flow analysis based on market rates. There were no asset impairments in 2004.

Restructuring Charge. In 2005, we took actions to improve our profitability, including reducing layers of management, restructuring certain operations and eliminating excess facilities. In the third quarter 2005, we recorded $1,186 mainly related to termination of the management of Tympany and elimination of excess facilities. In the fourth quarter 2005, we recorded $2,805 mainly related to executive severance packages, employee terminations and elimination of excess facilities.

Other Income. Other income primarily consists of foreign currency gains and losses and interest income and interest expense.

2005 Compared with 2004

Other income was $216 in 2005 compared to $38 in 2004. The increase was principally a result of a number of small other income items recognized in 2005 that not occur in 2004. Interest income basically offset the sum of interest expense and foreign currency exchange losses. We expect other income/expense to be relatively minimal per quarter in 2006.

2004 Compared with 2003

Other income was $38 in 2004 compared to $1,537 in 2003. The decrease was principally a result of net foreign currency exchange losses of $182 in 2004 compared to net foreign currency gains of $1,220 in 2003. The shift in foreign currency exchange between the two years resulted mainly from hedging the effect of a weakening U.S. dollar on the intercompany balances between our U.S. parent company and our non-U.S. subsidiaries in 2004 and the related costs of hedging. In addition, interest expense increased from $165 in 2003 to $325 in 2004 due to the full year effect in 2004 of interest expense on our long-term loan.

Income Taxes Provision (Benefit). Provision (benefit) is made for taxes on pre-tax income (loss). In some jurisdictions net operating loss carryforwards reduce or offset tax provisions.

2005 Compared with 2004

We had a tax benefit of $1,059 in 2005 as a result of a significant pre-tax loss compared to a tax provision of $78 in 2004 as a result of a small pre-tax profit. The effective income tax rate in 2005 was 5.1% as the majority of our asset impairment and restructuring and other charges were in the U.S., where we are already in a net operating loss carryforward position and cannot record a tax benefit for our losses because we have a valuation allowance established against our deferred income tax assets. We also benefited from legal entity losses in Germany and the elimination of a tax contingency of $686 in a foreign location upon the closing of certain tax years by the tax authorities. In the fourth quarter 2005, we determined that it was more likely than not that we would not be able to realize the future benefit of the deferred income tax asset of our Australian subsidiary due to continuing losses at that subsidiary and, accordingly, we recorded a valuation allowance of $1,179, which decreased the tax benefit. Income taxes in the U.S. and various foreign locations have been largely negated by our net operating loss carryforwards. The U.S. tax provisions in 2005 and 2004 resulted from the alternate minimum tax and state taxes. Net operating loss carryforwards available to offset future taxable income as of December 31, 2005 were $32,768 in the U.S. and $10,166 outside the U.S. We have maintained a full valuation allowance on our U.S. and all of our non-U.S. deferred income tax assets with the exception of Germany, and we periodically assess the realization of these deferred income tax assets in that country.

2004 Compared with 2003

The effective income tax rate was 16.0% in 2004 compared to 68.5% in 2003. We were profitable in certain foreign locations and provided income taxes accordingly. Income taxes on U.S. profits were largely negated by our net operating loss carryforwards. The U.S. tax provisions in 2004 and 2003 resulted from the alternate minimum tax and state taxes. We maintained a full valuation allowance on our U.S. and the majority of our non-U.S. deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $5,854 in 2005. Negative cash flow resulted from a net loss of $19,608, as positively affected by certain non-cash expenses including depreciation and amortization of $5,383, stock-based compensation of $336, foreign currency losses of $700, deferred income taxes of $263 and asset impairment charges of $7,511. Negative cash flow also resulted from an increase in accounts receivable of $259 and an increase in inventory of $1,217. The increase in inventory was primarily the result of an inventory build for new product launches. These negative cash flow items were partially offset by cash provided by increases in accounts payable, accrued expenses and deferred revenue of $982 and a decrease in other assets of $55. The increase in accounts payable, accrued expenses and deferred revenue was primarily the result of the net accrued earn-out to the former owners of Tympany.

Net cash provided by operating activities was $3,349 in 2004. Positive cash flow resulted from net income of $411, as positively affected by certain non-cash expenses including depreciation and amortization of $3,558, stock-based compensation of $28 and deferred income taxes of $1,898, and negatively by non-cash foreign currency gains of $570. In addition, cash was provided by decreases in accounts receivable of $1,788, inventories of $840 and other assets of $491. These net positive cash flow items were partially offset by cash used to reduce accounts payable and accrued expenses and less cash received for items accounted for as deferred revenue totaling $5,095. The decrease in accounts receivable from December 31, 2003 to December 31, 2004 related mainly to lower U.S. sales in the fourth quarter 2004 compared to the fourth quarter 2003 and to the sales mix variation throughout the world (as customers in certain geographies pay faster than others).

Net cash used in operating activities was $2,048 in 2003. Positive cash flow resulted from net income of $376, as positively affected by non-cash expenses including depreciation and amortization of $2,812, stock-based compensation of $118 and deferred income taxes of $290, and negatively by non-cash foreign currency gains of $1,610. These positive cash flow items were offset by (i) cash used to reduce accounts payable and accrued expenses and less cash received for items accounted for as deferred revenue totaling $1,106; and (ii) cash used to increase accounts receivable by $2,378, inventory by $340 and other assets by $210 principally as a result of European working capital growth.

Net cash provided by investing activities of $8,758 in 2005 resulted from proceeds from the maturity of marketable securities of $12,803 and repayments of customer investments and advances of $1,573. These cash inflows were offset somewhat by cash paid for (i) contingent consideration in the form of earn-out payments relating to prior years acquisitions of $2,333; the purchase of technology licenses of $375; and (ii) purchases of property and equipment of $2,910.

Net cash used in investing activities of $11,300 in 2004 resulted from cash paid for (i) the acquisitions of Tympany and several foreign retail stores (net of all cash acquired) of $3,551; (ii) contingent consideration in the form of earn-out payments relating to prior year acquisitions made in Germany and Denmark of $1,807; (iii) the purchase of assets related to a product line of $198; (iv) purchases of property and equipment of $5,773; and (v) the net purchase of marketable securities of $73. These cash outflows were offset slightly by prepayments of customer advances of $102.

Net cash used in investing activities of $11,142 in 2003 resulted from cash paid for (i) the acquisition of a German distribution business of $13,414, less cash received of $5,768; (ii) other acquisition activity of $635; (iii) purchases of property and equipment of $2,292; and (iv) the net purchase of marketable securities of $815. These cash outflows were offset slightly by repayments of customer advances of $246.

Net cash used in financing activities of $2,597 in 2005 resulted from payments to the former owners of our German business of amounts collected on certain accounts receivable that were written-off prior to the acquisition of $5,136 and loan principal payments of $1,247. These negative cash flow items were offset somewhat by stock option exercises and shares issued under our employee stock purchase plan of $845 and net proceeds from restricted cash, cash equivalents and marketable securities no longer needed to collateralize a letter of credit of net $2,941.

Net cash provided by financing activities of $7,063 in 2004 resulted from proceeds from (i) the collection of certain accounts receivable that were written-off prior to the acquisition and which are payable to the former owners of our German business of $5,136; (ii) stock option exercises and shares issued under our employee stock purchase plan of $2,643; and (iii) a decrease in restricted cash, cash equivalents and marketable securities of $526. These positive cash flow items were partially offset by loan principal payments of $1,242.

Net cash provided by financing activities of $7,403 in 2003 resulted from proceeds from (i) a long-term loan to fund the acquisition of a German distribution business of $8,445 and (ii) stock option exercises and shares issued under our employee stock purchase plan of $1,253. This was offset, in part, by repayment of long-term principal obligations of $399 and the transfer of a portion of our cash and cash equivalents to collateralize a letter of credit of $1,896.

Our cash and marketable securities, including restricted amounts, totaled $16,249 as of December 31, 2005. In 2006, we have a number of items that will negatively affect our cash balance. The more significant items follow:

•	We will incur a net loss in the first quarter.

•	We will make cash payments for restructuring charges accrued in 2005.

•	We will make payments on our long-term loan.

•	We will make earn-out payments in connection with previous acquisitions.

In addition, we may use cash to fund acquisitions of complementary businesses and technologies and to make customer loans. We believe that our cash and marketable securities balance will be adequate to meet our operating, working capital and investment requirements for 2006.

Commitments. Our contractual obligations as of December 31, 2005 were as follows:

		For the years ending December 31,
	Total	2006	2007 – 2008	2009 – 2010	After 2010
Long-term debt including interest	$6,865	$1,406	$2,673	$2,484	$302
Operating leases	10,194	3,235	5,082	1,661	216
Purchase commitments	4,318	4,318	—	—	—
Acquisition related earn-out payments (maximum)	1,776	1,776	—	—	—
Minimum royalty payments	320	160	160	—	—

Total	$23,473	$10,895	$7,915	$4,145	$518

In addition to the commitments listed above, we will make earn-out payments in connection with our acquisition of Tympany according to the following schedule: 2006 – 35% of net product revenue, plus 10% of net hearing aid sales in excess of 105% of a base amount; and 2007 – 20% of the lower of 2007 or 2006 net product revenue, plus 35% of any excess of 2007 net product revenue over 2006 net product revenue, plus 10% of 2006 net hearing aid sales in excess of 110% of a base amount. Payments will be made semi-annually in a combination of cash (60%) and our common stock (40%). The 2005 earn-out is in dispute and has not been paid, but has been accrued in the amount of $1,843 as of December 31, 2005. We anticipate resolving this dispute in 2006.

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The new standard may be adopted using either the modified prospective method or the modified retrospective method. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which clarified the SEC’s expectations with regard to the assumptions underlying the fair value estimates of options. We will no longer be permitted to follow the intrinsic value accounting method of APB No. 25. APB No. 25 resulted in no expense being recorded for stock option grants for which the strike price was equal to the fair value of the underlying stock on the date of grant, which has been the situation for the Company prior to 2006. SFAS No. 123R became effective for us in the first quarter of 2006. We will determine the fair value of share-based equity instruments issued to employees subsequent to January 1, 2006 using the Black-Scholes option-pricing model for stock options to calculate the amount of compensation cost that must be recognized in the financial statements as a result of adopting SFAS No. 123R. The dividend yield, volatility and risk-free interest rate assumptions will be estimated in a manner consistent with the methodology disclosed in Note 14 to the consolidated financial statements. We estimate that the financial effect of adopting SFAS No. 123R will be to decrease 2006 earnings by approximately $0.02 to $0.03 per share.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS No. 154 will have a material effect on our results of operations and financial position.

In November 2005, the FASB issued FASB Staff Position No. FAS 115-1 (“FAS 115-1”) “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” FAS 115-1 provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure requirements for investments in unrealized loss positions as outlined in Emerging Issues Task Force Issue 03-01, “The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments.” The accounting requirements of FAS 115-1 are effective for us on January 1, 2006, and will not have a material effect on our results of operations and financial position.

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

Revenue Recognition

Sales of hearing aids are recognized when (i) products are shipped, except for retail hearing aid sales, which are recognized upon acceptance by the consumer, (ii) persuasive evidence of an arrangement exists, (iii) title and risk of loss has transferred, (iv) the price is fixed and determinable, (v) contractual obligations have been satisfied, and (vi) collectibility is reasonably assured. We apply the provisions of Statement of Position (“SOP”) 97-02, “Software Revenue Recognition,” as amended by SOP 98-09 to our auditory testing equipment operating segment. SOP 97-02, as amended, generally requires revenue earned on software arrangements involving multiple elements to be split between the elements such as software products and technical support. The fair value of an element must be based on vendor-specific objective evidence, which we establish based on the price charged when the same element is sold separately. Net sales consist of product sales less provisions for sales returns, which are made at the time of sale. We analyze the rate of historical returns by geography, by product family and by model, as appropriate, when evaluating the adequacy of the provision for sales returns. If actual sales returns for any particular product or in any particular geography differ from our estimates, revisions to the sales returns and allowance reserve will be required. Revenues related to sales of separately priced extended service contracts are deferred and recognized on a straight-line basis over the contractual periods.

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

Valuation of Intangible Assets

We evaluate our goodwill and indefinite-lived intangible asset (arrangement with the Australian government to supply hearing aids) on an annual basis in the fourth quarter of each year or whenever a triggering event occurs, which may be an indicator of impairment. In conducting the evaluation, we apply various techniques to estimate fair values. These techniques are inherently subjective and the resulting values are not necessarily representative of the values we might obtain in a sale of a reporting unit or our indefinite-lived intangible asset to a willing third party. If this evaluation indicates that the value of the goodwill and indefinite-lived intangible asset may be impaired, we make an assessment of the amount of the impairment. Any such impairment charge could be significant and could have a material adverse effect on our results of operations and financial position. In addition, we evaluate the indefinite-lived intangible asset to determine if the life continues to be “indefinite.”

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

Income Taxes

The relative proportions of our domestic and foreign income directly affect our effective income tax rate. We are also subject to changing tax laws in the multiple jurisdictions in which we operate. As of December 31, 2005, we had a valuation allowance against certain deferred income tax assets of $20,982 and a net deferred income tax liability totaling $339. We currently do not believe it is more likely than not that our results of future operations will generate sufficient taxable income to utilize our net deferred income tax assets in various tax jurisdictions. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, and if we determine we would be able to realize all or part of our net deferred income tax assets in the future, we would adjust the valuation allowance in the period we make that determination. We do not provide for U.S. income taxes on the earnings of our foreign subsidiaries because they are considered permanently invested outside of the U.S.

FORWARD–LOOKING STATEMENTS

This Form 10-K, which should be read in conjunction with the consolidated financial statements and related notes, contains forward-looking statements that involve risks and uncertainties. These statements refer to our future results, plans, objectives, expectations and intentions including statements regarding: our mission to improve the quality of life of the hearing impaired; reducing the barriers to diagnosing and treating hearing loss and ear disorders with the Otogram; engaging physicians in their patients’ hearing health with the Otogram; demographic trends accelerating the growth in the size of the hearing impaired population; the long-term growth potential of the hearing aid market being significantly better than the current growth rate; negative factors impacting hearing aid market growth rates today to decrease in importance in the future; hearing aid prices decreasing in the future; hearing aids becoming smaller, less conspicuous and more comfortable through improvements in technology; more people who could benefit from hearing aids actually buying hearing aids in the future; significant growth of the hearing impaired population, particularly as the developed world’s population ages; the market for hearing aids increasing significantly; developing the Innova platform technology into a broad product line of full-featured hearing aids; introducing our first open-ear product, Ion, in 2006; Ion providing a significant opportunity to increase net sales; the Company’s financial performance significantly improving; Tympany’s financial performance improving; improved profitability in each country in which we have a direct operation; sales of Ion being largely incremental; Ion being particularly helpful for first time hearing aid wearers; Ion being smaller, lighter and more powerful than competing open-ear products; becoming more customer-centric; to be the hearing healthcare provider of choice; U.S. sales in the first quarter 2006 to be modest but to significantly improve beginning in the second quarter 2006 with the introduction of Ion; introducing Natura Pro in the second quarter 2006; European and Rest-of-world sales increasing in 2006 and benefiting from the Innova, Applause, Natura Pro and Ion introductions; introducing new products at a fast enough rate to keep our overall average selling price from declining and improve our gross margin; our overall average selling price to increase in 2006; unit volume increasing and resulting in better overhead absorption because little incremental overhead will be required to support increased volume; gross margin improvement beginning in the second quarter 2006 depending on overhead absorption, purchased component and assembly costs, sales return rates and more off-shore outsourcing; Tympany gross margin improving significantly in 2006; selling, general and administrative expense decreasing modestly in dollars, but significantly as a percentage of net sales, in 2006; research and development expense increasing in dollars but decreasing as a percentage of net sales in 2006; expensing of Tympany earn-out payments until expected cash flows support additional valuation, at which time earn-out payments would be capitalized; other income/expense being relatively minimal per quarter in 2006; financial impact in 2006 of adopting SFAS 123R; use of tax credits; financial instrument and customer credit risks; and sufficiency of cash to fund our operations in 2006. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements.

Factors that could contribute to these differences include, but are not limited to, the following risks: we have a history of losses and negative cash flow; we face aggressive competition in our business, mainly from six substantially larger competitors; our financial results and stock price have fluctuated in the past and may fluctuate in the future; acquisitions could be difficult to integrate, disrupt our business, result in litigation, dilute the equity of our shareholders and subject us to amortization expense and/or write-down of intangible assets; our internal control over financial reporting may not be considered effective; we may lose a large customer or suffer a reduction in orders from a large customer and may be unable to collect significant receivable balances; we rely on several suppliers and contractors who may be unwilling or unable to meet our product, service or contracting requirements; we have high rates of returns, remakes and repairs; we must have innovative, technologically superior products to compete effectively and gain market share; our products, due to their complexity, may contain errors or defects that are discovered by our customers, thus harming our reputation and business; we may have issues with infringing on others’ intellectual property; we may have issues protecting our proprietary technology; we are dependent on international operations, particularly in Germany and Australia, which exposes us to a variety of risks that could result in lower international sales; new accounting rules relating to stock-based compensation will negatively affect our results beginning in 2006; we could be sued for product liability; we could suffer penalties, injunctions or fines if we fail to comply with U.S. Food and Drug Administration regulations or various sales related laws; our stock price could suffer due to sales of stock by our directors and officers; and provisions in our charter documents, shareholder rights plan and Delaware law could deter any takeover of the Company. These factors are discussed in detail in the section titled, “Factors That May Affect Future Performance” included in Item 1 of this Form 10-K. Investors should understand that it is not possible to predict or identify all such factors that could cause actual results to differ from expectations, and we are under no obligation to update these factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (in thousands)

Interest Rate Risk. We generally invest our cash in money market funds and corporate debt securities that are subject to minimal credit and market risk considering that they are short-term (expected maturities of 18 months or less from date of purchase) and provided that we hold them to maturity, which is our intention. As of December 31, 2005, we had $3,058 held in investments in U.S. government obligations that carry an effective fixed interest rate of 2.6% and long-term debt which carries an interest rate of 1% above the EURIBOR rate (3.42% as of December 31, 2005). A hypothetical one percentage point change in interest rates would not have had a material effect on our results of operations and financial position. The interest rates on our customer advances approximates the market rates for comparable instruments and are fixed. Given current interest rates, we believe the market risks associated with these financial instruments are minimal.

Derivative Instruments. We may enter into readily marketable forward contracts with financial institutions to minimize the short-term impact of foreign currency fluctuations on certain intercompany balances. We do not enter into these contracts for trading or speculation purposes. Gains and losses on the contracts are included in the results of operations and offset foreign exchange gains or losses recognized on the revaluation of certain intercompany balances. Our foreign exchange forward contracts generally mature one to three months from the contract date.

Foreign Currency Risk. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S., and from intercompany account balances between our U.S. parent and our non-U.S. subsidiaries. In 2005, approximately 63% of our net sales and 43% of our operating expenses were denominated in currencies other than the U.S. dollar. Inventory purchases were transacted in U.S. dollars. The local currency of each foreign subsidiary is considered the functional currency, and revenue and expenses are translated at average exchange rates for the reported periods. Therefore, our foreign sales and expenses will be higher in a period in which there is a weakening of the U.S. dollar and will be lower in a period in which there is a strengthening of the U.S. dollar. The Australian dollar, Euro, and Danish kroner are our most significant foreign currencies. Given the uncertainty of exchange rate fluctuations and the varying performance of our foreign subsidiaries, we cannot estimate the affect of these fluctuations on our future business, results of operations and financial condition. Fluctuations in the exchange rates between the U.S. dollar and other currencies could effectively increase or decrease the selling prices of our products in international markets where the prices of our products are denominated in U.S. dollars. We regularly monitor our foreign currency risks and may take measures to reduce the impact of foreign exchange fluctuations on our operating results. To date, we have not used derivative financial instruments for hedging, trading or speculating on foreign currency exchange, except to hedge intercompany balances. Average currency exchange rates to convert one U.S. dollar into each local currency for which we had sales of over $5,000 in 2005 were as follows:

	2005	2004	2003
Australian dollar	1.31	1.36	1.54
Euro	0.80	0.81	0.89
Danish kroner	6.00	5.99	6.58

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

Evaluation of Disclosure Controls and Procedures. As of December 31, 2005, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Exhibits 31.1 and 31.2 of this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is made known to management, including our Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Change in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control over financial reporting within the meaning of Rules 13a-15(f) and 15d-15(f) of the Exchange Act is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our published financial statements in accordance with U.S. generally accepted accounting principles.

Attestation Report of the Independent Registered Public Accounting Firm. KPMG LLP’s report on management’s assessment of the effectiveness of our system internal control over financial reporting as of December 31, 2005 is included on page F-2 of this Form 10-K.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding Section 16(a) compliance, the Audit Committee, the Company’s Code of Ethics for Principal Executive and Senior Financial Officers and background of the directors set forth under the captions “Share Ownership by Certain Beneficial Owners and Management,” “Governance of the Company,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive Proxy Statement for the May 12, 2006 Annual Meeting of Stockholders to be filed within 120 days after our fiscal year end of December 31, 2005 (“Proxy Statement”) is hereby incorporated by reference. Information concerning our executive officers is set forth in Part I, Item 1 of this Form 10-K.

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

The following consolidated financial statements and reports of the independent registered public accounting firm are included herein as a separate section beginning on page F-1 of this report:

2.	FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule is filed as part of this Form 10-K:

SCHEDULE NUMBER	DESCRIPTION	PAGE NUMBER
II	Valuation and Qualifying Accounts	38

The report of independent registered public accounting firm with respect to the Company’s financial statement schedule is on page 39. All other financial statement schedules not listed have been omitted because the required information is included in the consolidated financial statements or notes thereto, or is not applicable.

3.	EXHIBITS

Exhibit Number	Exhibit Description
2.1(7)	Sale and Purchase Agreement Between the Selling Shareholders of Sanomed Handelsgesellschaft mbH and PALME Verwaltungsgesellschaft mbH and the registrant.

2.2(8)	Agreement and Plan of Reorganization By and Among the registrant, Saxophone Merger Sub, Inc., Saxophone Acquisition Corporation, Tympany, Inc., the Shareholders of Tympany, Inc. and the Shareholder Representative.

3.2(1)	Amended and Restated Bylaws and Articles of Incorporation of the registrant.

10.1(1)	Form of indemnification agreement entered into by the registrant with its directors and executive officers.

10.2(9)#	Form of management continuity agreement entered into by the registrant with its executive officers.

10.3(5)#	2000 Stock Plan and form of agreements thereunder.

10.4(4)#	2000 Employee Stock Purchase Plan.

10.5(3)	Preferred Stock Rights Agreement dated as of March 27, 2001 between the registrant and American Stock Transfer & Trust Company.

10.6(1)	Amended and Restated License Agreement dated March 21, 2000 between the registrant and Brigham Young University.

10.7(1)	Amended and Restated Exclusive License Agreement dated March 21, 2000 between the registrant and Brigham Young University.

10.8(2)	Subscription Agreement between K/S HIMPP and the registrant dated September 13, 2000.

10.9(2)	Patent License Agreement between K/S HIMPP and the registrant dated September 13, 2000.

10.10(1)	Lease Agreement dated April 28, 1999 between the registrant and 2795 E. Cottonwood Parkway, L.C.

10.11(6)	Amendment to Lease Agreement dated April 28, 1999 between the registrant and 2795 E. Cottonwood Parkway, L.C.

10.12(1)#	Letter Agreement dated September 24, 1999 between the registrant and Stephen L. Wilson.

10.13(11) #	Employment Agreement dated as of November 1, 2005 between the registrant and Andrew G. Raguskus.

10.14(11) #	Employment Agreement dated as of October 27, 2005 between the registrant and Samuel L. Westover

10.15#	Letter Agreement dated July 6, 2000 between the registrant and Jerry L. DaBell

10.16#	Management Bonus Program for 2006.

21.1	Subsidiaries of the registrant.

Exhibit Number	Exhibit Description
23.1	Consent of independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (file no. 333-30566), as amended.
(2)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(3)	Incorporated by reference from the registrant’s Registration Statement on Form 8-A filed on April 16, 2001.
(4)	Incorporated by reference from the registrant’s Registration Statement on Form S-8 filed on August 16, 2002.
(5)	Incorporated by reference from the registrant’s Registration Statement on Form S-8 filed on August 30, 2002.
(6)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 20, 2004
(7)	Incorporated by reference from the registrant’s Form 8-K current report filed on May 29, 2003.
(8)	Incorporated by reference from the registrant’s Form 8-K Current Report filed on December 10, 2004.
(9)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(10)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(11)	Incorporated by reference from the registrant’s Form 8-K Current Report filed on November 2, 2005.
#	Designates a management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)	EXHIBITS

See Item 15(a) 3.

(c)	FINANCIAL STATEMENT SCHEDULE

See Item 15(a) 2.

Sonic Innovations, Inc.

Schedule II—Valuation and Qualifying Accounts

(in thousands)

	Year	Beginning balance	Additions	Deductions	Ending balance
Allowance for sales returns	2005	$2,815	$14,388	$13,735	$3,468
	2004	3,487	12,595	13,267	2,815
	2003	2,629	16,782	15,924	3,487
Allowance for doubtful accounts	2005	1,617	214	226	1,605
	2004	1,545	383	311	1,617
	2003	930	652	37	1,545
Accrued restructuring	2005	—	3,991	1,434	2,557
Accrued warranty	2005	4,526	4,990	4,594	4,922
	2004	4,115	5,136	4,725	4,526
	2003	3,613	3,924	3,422	4,115
Inventory reserves (1)	2005	1,553	1,431	1,510	1,474
	2004	1,864	1,400	1,711	1,553
	2003	1,111	1,133	380	1,864
Deferred income tax asset valuation allowance	2005	16,078	5,705	801	20,982
	2004	14,348	3,648	1,918	16,078
	2003	15,102	1,470	2,224	14,348

(1)	Includes reserves for excess and obsolete inventory and for product (inventory) returns. Provision is made to (i) reduce excess and obsolete inventories to their estimated net realizable values and (ii) for estimated product (inventory) returns in those countries that sell hearing aids on a retail basis and recognize a sale only upon acceptance by the consumer.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Sonic Innovations, Inc.:

Under date of March 15, 2006, we reported on the consolidated balance sheets of Sonic Innovations, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, which are included in the Sonic Innovations, Inc. Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Salt Lake City, Utah

March 16, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIC INNOVATIONS, INC.

Date: March 16, 2006	By:	/S/ SAMUEL L. WESTOVER
Samuel L. Westover President and Chief Executive Officer (Principal Executive Officer)

	By:	/S/ STEPHEN L. WILSON
Stephen L. Wilson Senior Vice President and Chief Financial Officer and Secretary (Principal Financial Officer)

	By:	/S/ MICHAEL M. HALLORAN
Michael M. Halloran Vice President and Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers on behalf of the registrant on March 15, 2006.

By:	/S/ SAMUEL L. WESTOVER
Samuel L. Westover President and Chief Executive Officer and Director

By:	/S/ STEPHEN L. WILSON
Stephen L. Wilson Senior Vice President and Chief Financial Officer and Secretary

By:	/S/ MICHAEL M. HALLORAN
Michael M. Halloran Vice President and Corporate Controller

By:	/S/ JAMES M. CALLAHAN
James M. Callahan, Director

By:	/S/ LEWIS S. EDELHEIT
Lewis S. Edelheit, Director

By:	/S/ CRAIG L. MCKNIGHT
Craig L. McKnight, Director

By:	/S/ ANDREW G. RAGUSKUS
Andrew G. Raguskus, Director

By:	/S/ KEVIN J. RYAN
Kevin J. Ryan, Director

By:	/S/ LAWRENCE C. WARD
Lawrence C. Ward, Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Sonic Innovations, Inc.:

We have audited the accompanying consolidated balance sheets of Sonic Innovations, Inc and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Innovations, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sonic Innovations, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Salt Lake City, Utah

March 16, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Sonic Innovations, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Sonic Innovations, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sonic Innovations, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Sonic Innovations, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Sonic Innovations, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sonic Innovations, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 16, 2006, expressed an unqualified opinion on those consolidated financial statements.

Salt Lake City, Utah
March 16, 2006

SONIC INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$7,865	$8,221
Marketable securities	—	10,482
Restricted cash, cash equivalents and marketable securities	8,384	10,571
Accounts receivable, net	14,870	16,092
Inventories	10,234	9,799
Prepaid expenses and other	2,168	2,969

Total current assets	43,521	58,134
Long-term marketable securities	—	2,321
Restricted long-term marketable securities	—	754
Property and equipment, net	8,772	10,086
Definite-lived intangible assets, net	4,311	7,328
Indefinite-lived intangible assets	7,245	7,646
Goodwill	22,269	27,326
Other assets	646	1,691

Total assets	$86,764	$115,286

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term loan	$1,184	$1,364
Payable to former owners of acquired businesses	1,843	3,627
Accounts payable	7,346	8,315
Accrued payroll and related expenses	3,221	3,085
Accrued restructuring	2,557	—
Accrued warranty	4,922	4,526
Deferred revenue	3,288	5,455
Other accrued liabilities	3,283	5,419

Total current liabilities	27,644	31,791
Long-term loan, net of current portion	5,033	7,161
Deferred revenue, net of current portion	3,969	4,444
Other liabilities	347	787

Total liabilities	36,993	44,183

Commitments and contingencies (Notes 2, 5 and 12)
Shareholders’ equity:
Common stock, $0.001 par value; 70,000 shares authorized; 22,464 and 22,178 shares issued, respectively	22	22
Additional paid-in capital	120,578	118,135
Deferred stock-based compensation	(1,270)	(8)
Accumulated deficit	(70,405)	(50,797)
Accumulated other comprehensive income	4,619	7,524
Treasury stock; 974 shares at cost	(3,773)	(3,773)

Total shareholders’ equity	49,771	71,103

Total liabilities and shareholders’ equity	$86,764	$115,286

See accompanying notes to consolidated financial statements.

SONIC INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2005	2004	2003
Net sales	$105,041	$98,534	$87,690
Cost of sales	48,120	45,005	41,326
Asset impairment charge	694	—	—

Gross profit	56,227	53,529	46,364
Selling, general and administrative expense	57,482	43,368	36,941
Research and development expense	8,820	9,710	9,767
Asset impairment charge	6,817	—	—
Restructuring charge	3,991	—	—

Operating profit (loss)	(20,883)	451	(344)
Other income, net	216	38	1,537

Income (loss) before income taxes	(20,667)	489	1,193
Income tax provision (benefit)	(1,059)	78	817

Net income (loss)	$(19,608)	$411	$376

Basic and diluted earnings (loss) per common share:
Basic	$(0.92)	$0.02	$0.02

Diluted	$(0.92)	$0.02	$0.02

Weighted average number of common shares outstanding:
Basic	21,382	20,733	19,941

Diluted	21,382	22,152	20,971

See accompanying notes to consolidated financial statements.

SONIC INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2002	20,686	$21	$113,434	$(156)	$(51,584)	$1,533	$(3,403)	$59,845
Comprehensive income:
Net income	—	—	—	—	376	—	—	376
Foreign currency translation adjustment	—	—	—	—	—	3,831	—	3,831

Comprehensive income								4,207
Exercise of stock options and employee stock purchase plan issuances	484	—	1,253	—	—	—	—	1,253
Treasury stock acquired in acquisition, 100 shares	—	—	—	—	—	—	(370)	(370)
Stock-based compensation	—	—	(2)	120	—	—	—	118

Balance, December 31, 2003	21,170	21	114,685	(36)	(51,208)	5,364	(3,773)	65,053
Comprehensive income:
Net income	—	—	—	—	411	—	—	411
Foreign currency translation adjustment	—	—	—	—	—	2,160	—	2,160

Comprehensive income								2,571
Exercise of stock options and employee stock purchase plan issuances	812	1	2,642	—	—	—	—	2,643
Issuance of common stock in connection with an acquisition	196	—	808	—	—	—	—	808
Stock-based compensation	—	—	—	28	—	—	—	28

Balance, December 31, 2004	22,178	22	118,135	(8)	(50,797)	7,524	(3,773)	71,103
Comprehensive loss:
Net loss	—	—	—	—	(19,608)	—	—	(19,608)
Foreign currency translation adjustment	—	—	—	—	—	(2,905)	—	(2,905)

Comprehensive loss								(22,513)
Exercise of stock options and employee stock purchase plan issuances	286	—	845	—	—	—	—	845
Restricted stock awards, net of forfeitures	—	—	1,598	(1,598)	—	—	—	—
Stock-based compensation	—	—	—	336	—	—	—	336

Balance, December 31, 2005	22,464	$22	$120,578	$(1,270)	$(70,405)	$4,619	$(3,773)	$49,771

See accompanying notes to consolidated financial statements.

SONIC INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(19,608)	$411	$376
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,383	3,558	2,812
Stock-based compensation	336	28	118
Foreign currency losses (gains), net	700	(570)	(1,610)
Deferred income taxes	263	1,898	290
Asset impairment	7,511	—	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(259)	1,788	(2,378)
Inventories	(1,217)	840	(340)
Other assets	55	491	(210)
Accounts payable, accrued expenses and deferred revenue	982	(5,095)	(1,106)

Net cash provided by (used in) operating activities	(5,854)	3,349	(2,048)
Cash flows from investing activities:
Acquisitions of businesses and contingent consideration, net of cash acquired	(2,333)	(5,556)	(8,281)
Purchase of property and equipment	(2,910)	(5,773)	(2,292)
Payments for technology licenses	(375)	—	—
Investments and advances, net	1,573	102	246
Purchase of marketable securities	—	(15,054)	(27,281)
Proceeds from maturity of marketable securities	12,803	14,981	26,466

Net cash provided by (used in) investing activities	8,758	(11,300)	(11,142)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan issuances	845	2,643	1,253
Collection of (payments for) pre-acquisition receivables payable to former owners of an acquired business	(5,136)	5,136	—
Purchase of restricted marketable securities used to collateralize letter of credit	(11,032)	(15,849)	(1,896)
Proceeds from maturity of restricted marketable securities used to collateralize letter of credit	13,973	16,375	—
Proceeds from short-term loan	—	—	13,000
Principal payment on short-term loan	—	—	(13,000)
Proceeds from long-term loan	—	—	8,445
Principal payments on long-term loan	(1,247)	(1,242)	(399)

Net cash provided by (used in) financing activities	(2,597)	7,063	7,403
Effect of exchange rate changes on cash and cash equivalents	(663)	479	727

Net decrease in cash and cash equivalents	(356)	(409)	(5,060)
Cash and cash equivalents, beginning of the year	8,221	8,630	13,690

Cash and cash equivalents, end of the year	$7,865	$8,221	$8,630

Supplemental cash flow information:
Cash paid during the year for interest	$286	$353	$92
Cash paid during the year for income taxes	3,490	2,480	65
Supplemental disclosure of acquisition related activity:
Fair value of assets acquired	$63	$11,039	$22,857
Liabilities assumed	—	(5,521)	(9,443)

Purchase consideration	63	5,518	13,414
Additional purchase consideration due to achievement of milestones	3,672	2,339	635
Less: Common stock issued and accrued consideration, net	(1,402)	(1,414)	—
Cash acquired in acquisitions	—	(887)	(5,768)

Acquisitions and contingent consideration, net of cash acquired	$2,333	$5,556	$8,281

See accompanying notes to consolidated financial statements.

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS

Sonic Innovations, Inc. (the “Company”) is a hearing healthcare company. The Company designs, develops, manufactures and markets advanced digital hearing aids intended to provide the highest levels of satisfaction for hearing impaired consumers and proprietary auditory testing equipment that automates the four most commonly performed hearing tests. The Company has developed patented processing (“DSP”) technologies based on what it believes is an advanced understanding of human hearing. In countries where the Company has direct (owned) operations, it sells to hearing care professionals or directly to hearing impaired consumers. In other parts of the world where the Company does not have direct operations, it sells principally to distributors. From the Company’s inception, it has focused all its efforts on the therapeutic side of hearing care by developing high-performance digital hearing aids. In December 2004, the Company acquired Tympany, Inc. (“Tympany”) and now offers hearing diagnostic equipment.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Sonic Innovations, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates affecting the financial statements are those related to allowance for doubtful accounts, sales returns, inventory obsolescence, long-lived asset impairment, warranty accruals, legal contingency accruals and deferred income tax asset valuation allowances. Actual results could differ from those estimates.

Revenue Recognition and Concentrations of Credit Risk. Sales of hearing aids are recognized when (i) products are shipped, except for hearing aid retail sales, which are recognized upon acceptance by the consumer, (ii) persuasive evidence of an arrangement exists, (iii) title and risk of loss has transferred, (iv) the price is fixed and determinable, (v) contractual obligations have been satisfied, and (vi) collectibility is reasonably assured. The Company applies the provisions of Statement of Position (“SOP”) 97-02, “Software Revenue Recognition,” as amended by SOP 98-09 to its auditory testing equipment operating segment. SOP 97-02, as amended, generally requires revenue earned on software arrangements involving multiple elements to be split between the elements such as software products and technical support. The fair value of an element must be based on vendor-specific objective evidence, which the Company establishes based on the price charged when the same element is sold separately. Net sales consist of product sales less provisions for sales returns, which are made at the time of sale. The Company generally has a 60-day return policy for hearing aid sales, and allowances for sales returns are reflected as a reduction of sales and accounts receivable. If actual sales returns differ from the Company’s estimates, revisions to the allowance for sales returns will be required. Allowances for sales returns were as follows:

	2005	2004	2003
Balance, beginning of year	$2,815	$3,487	$2,629
Provisions and acquisitions	14,388	12,595	16,782
Returns processed	(13,735)	(13,267)	(15,924)

Balance, end of year	$3,468	$2,815	$3,487

The Company performs ongoing credit evaluations of its customers and provides for doubtful accounts. As of December 31, 2005 and 2004, allowances for doubtful accounts were $1,605 and $1,617, respectively. No single customer comprised more than 10% of (i) net sales in 2005, 2004 and 2003 or (ii) accounts receivable as of December 31, 2005 and 2004.

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

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Accrued warranty costs were as follows:

	2005	2004	2003
Balance, beginning of year	$4,526	$4,115	$3,613
Provisions and acquisitions	4,990	5,136	3,924
Costs incurred	(4,594)	(4,725)	(3,422)

Balance, end of year	$4,922	$4,526	$4,115

Cash Equivalents. The Company considers all short-term investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2005 and 2004, cash equivalents consisted of certificates of deposit and money market funds totaling $8,213 and $5,854, respectively. As of December 31, 2005, the Company had pledged $8,384 of cash, cash equivalents and marketable securities as security for a long-term loan (see Note 8).

Marketable Securities. The Company designates the classification of its marketable securities at the time of purchase and re-evaluates this designation as of each balance sheet date. The Company’s marketable securities consisted of U.S. government obligations as of December 31, 2005 and corporate debt securities and U.S. government and municipal obligations as of December 31, 2004. Marketable securities are classified as held-to-maturity and presented at amortized cost, which approximated market value. The amortized cost of U.S. government obligations, corporate debt securities and municipal obligations is adjusted for amortization of premiums and accretion of discounts to maturity. A decline in the market value below cost that is deemed other than temporary is charged to results of operations resulting in the establishment of a new cost basis. In 2005, 2004 and 2003, the Company did not experience any declines in market value, which were deemed other than temporary. The Company’s investment policy is to purchase debt securities with (i) maturity dates of 18 months or less from the date of purchase and (ii) minimum ratings of A-1 from Standard & Poor’s and P-1 from Moody’s.

Inventories. Inventories are stated at the lower of cost or market using the first-in, first-out method. The Company includes material, labor and manufacturing overhead in the cost of inventories. Provision is made (i) to reduce excess and obsolete inventories to their estimated net realizable values and (ii) for estimated product (inventory) returns in those countries that sell on a retail basis and recognize a sale only upon acceptance by the consumer. Inventories as of December 31 consisted of the following:

	2005	2004
Raw materials and components	$6,029	$4,823
Work in progress	101	117
Finished goods	4,104	4,859

Total	$10,234	$9,799

As of December 31, 2005 and 2004, inventory reserves were $1,474 and $1,553, respectively.

Purchase Commitments and Supplier Concentrations. The Company reviews its firm purchase commitments at each reporting date to determine if commitments are at prices in excess of net realizable value. To the extent such commitments exceed net realizable value, the Company’s policy is to recognize a loss in the period in which an impairment in value becomes evident. There were no such losses recognized in 2005, 2004 and 2003.

The Company purchases all of its integrated circuits from two manufacturers. Should these manufacturers be unable to provide such integrated circuits, the Company’s ability to produce its products would be materially impaired.

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

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Goodwill and Other Intangible Assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards Board (“SFAS”) No.142, “Goodwill and Other Intangible Assets.” Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Impairment of Long-lived Assets. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, long-lived assets such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset group. In 2005, the Company recorded an asset impairment pertaining to purchased intangible assets of $1,528 (see Note 6). There were no such losses recognized in 2004 and 2003.

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. In 2005, based on impairment tests performed on each of the Company’s reporting units, the Company recorded asset impairments pertaining to goodwill totaling $5,983 (see Note 6). There was no impairment of goodwill or indefinite-lived intangible assets in 2004 and 2003.

Shipping and Handling. Shipping and handling revenues are included in net sales and costs are included in cost of sales.

Research and Development. Research and development costs, which include basic research, development of useful ideas into new products, continuing support and enhancement of existing products and regulatory and clinical activities, are expensed as incurred.

Patents. In 2005, 2004 and 2003, the Company expensed direct costs associated with obtaining and filing patents of $219, $294 and $256, respectively.

Advertising. Advertising costs are expensed as incurred and were $4,211, $2,928 and $2,209 in 2005, 2004 and 2003, respectively.

Derivative Instruments. The Company may enter into readily marketable forward contracts with financial institutions to minimize the short-term impact of foreign currency fluctuations on certain intercompany balances. The Company does not enter into these contracts for trading or speculation purposes. Gains and losses on the contracts are included in the results of operations and offset foreign exchange gains or losses recognized on the revaluation of certain intercompany balances. The Company’s foreign exchange forward contracts generally mature in three months or less from the contract date. There were no contracts outstanding as of December 31, 2005.

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

Earnings (Loss) Per Common Share. Basic earnings (loss) per common share is calculated based upon the weighted average number of shares of common stock outstanding during the period. In the 2005 basic loss per share calculation, the Company included 174,131 issuable shares related to amounts due to the former shareholders of Tympany as contingent consideration. Diluted earnings (loss) per common share is calculated based upon the weighted average number of shares of common stock outstanding, plus the dilutive effect of common stock equivalents calculated using the treasury stock method. Dilutive common stock equivalents in 2004 consisted of 1,395,991 shares pertaining to 3,198,670 stock options and 22,803 shares related to an accrued earn-out in connection with the Tympany acquisition. Dilutive common stock equivalents in 2003 consisted of 1,030,412 shares pertaining to 2,855,110 stock options. Antidilutive common stock equivalents, consisting of stock options and restricted stock, of 4,996,483, 1,302,738 and 1,920,081 in 2005, 2004 and 2003, respectively were excluded from diluted earnings per share calculations.

Fair Value of Financial Instruments. The Company’s financial instruments consist primarily of cash equivalents, marketable securities, foreign exchange forward contracts, customer advances and long-term debt. The carrying values of the financial instruments approximate their fair values based on current interest rates and available market information.

Foreign Currency Translation. The accounts of the Company’s subsidiaries are translated into U.S dollars using the exchange rate at the balance sheet date for assets and liabilities and the weighted average exchange rate for the period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in other income (expense).

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Employee Stock Option Plans. The Company has stock-based compensation plans for employees and directors, which are described more fully in Note 14. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic value method of APB No. 25, no compensation expense is recognized in the results of operations when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant.

If the Company elected to adopt the optional fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” for its stock plans, net income (loss) and per share amounts as reported would have been adjusted to the pro forma amounts indicated below:

	2005	2004	2003
Net income (loss):
As reported	$(19,608)	$411	$376
Add: Stock-based employee compensation included in reported net income (loss)	336	28	118
Deduct: Stock-based employee compensation expense determined under the fair value method	(1,525)	(7,342)	(3,280)

Pro forma	$(20,797)	$(6,903)	$(2,786)

Basic earnings (loss) per share:
As reported	$(0.92)	$0.02	$0.02

Pro forma	$(0.97)	$(0.33)	$(0.14)

Diluted earnings (loss) per share:
As reported	$(0.92)	$0.02	$0.02

Pro forma	$(0.97)	$(0.33)	$(0.14)

No income tax effects were included in the determination of the pro forma amounts because the deferred income tax asset resulting from stock-based compensation would be offset by a valuation allowance.

The Company accelerated the exercisability of 1,009,221 previously awarded stock options with exercise prices greater than the closing price of its common stock as of December 23, 2004 of $4.18 per share. This resulted in an acceleration of $3,510 of stock-based compensation expense as determined under the fair value method in the 2004 pro forma amounts disclosed above. The exercise prices and number of shares subject to the accelerated vesting were unchanged. In 2005, the Company granted stock options to purchase 525,000 shares of common stock, of which 250,000 shares became fully vested and exercisable on the date of grant and stock-based compensation expense of $528 relating to these shares has been recognized in the 2005 pro forma amounts above.

In determining the pro forma amounts in the table above, the fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Stock Options			Employee Stock Purchase Plan
	2005	2004	2003	2005	2004	2003
Risk free rate of return	3.8%	3.4%	3.1%	2.7%	2.0%	1.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Volatility	74%	83%	87%	73%	74%	73%
Expected life	5 years	5 years	5 years	2 years	2 years	2 years

Comprehensive Income (Loss). Other comprehensive income (loss) includes net income (loss) plus the results of certain changes in shareholders’ equity that are not reflected in the results of operations. The Company’s comprehensive income (loss) consisted of changes in foreign currency translation adjustments, which were not adjusted for income taxes as they related to specific indefinite investments in foreign subsidiaries.

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

New Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The new standard may be adopted using either the modified prospective method or the modified retrospective method. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which clarified the SEC’s expectations with regard to the assumptions underlying the fair value estimates of options. The Company will no longer be permitted to follow the intrinsic value accounting method of APB No. 25. APB No. 25 resulted in no expense being recorded for stock option grants for which the strike price was equal to the fair value of the underlying stock on the date of grant, which has been the situation for the Company prior to 2006. SFAS No. 123R became effective for the Company on January 1, 2006. The Company will determine the fair value of share-based equity instruments issued to employees using the Black-Scholes option-pricing model for stock options to calculate the amount of compensation cost that must be recognized in the financial statements as a result of adopting SFAS No. 123R. The dividend yield, volatility and risk-free interest rate assumptions will be estimated in a manner consistent with the methodology disclosed above. The Company estimates that the financial effect of adopting SFAS No. 123R will be to decrease 2006 earnings by approximately $0.02 to $0.03 per share (unaudited).

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

In November 2005, the FASB issued FASB Staff Position No. FAS 115-1 (“FAS 115-1”), “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FAS 115-1 provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure requirements for investments in unrealized loss positions as outlined in Emerging Issues Task Force Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments.” The accounting requirements of FAS 115-1 are effective as of January 1, 2006 and will not have a material effect on the Company’s results of operations and financial position.

NOTE 3. MARKETABLE SECURITIES

Marketable securities as of December 31 consisted of the following:

	2005				2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate	$—	$—	$—	$—	$17,850	$—	$(86)	$17,764
U.S. government	3,058	—	(6)	3,052	483	—	(1)	482
Municipal obligations	—	—	—	—	2,823	—	(9)	2,814

Total	$3,058	$—	$(6)	$3,052	$21,156	$—	$(96)	$21,060

Restricted marketable securities as of December 31, 2005 and 2004 were $3,058 and $8,353, respectively.

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

All securities in an unrealized loss position as of December 31, 2005 are held-to-maturity debt securities. These securities were not impaired at acquisition and the decline in fair value is due solely to interest rate fluctuations.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment as of December 31 consisted of the following:

	2005	2004
Machinery and equipment	$10,993	$10,146
Computer equipment and software	6,040	6,470
Furniture and office equipment	6,671	5,598
Leasehold improvements	1,030	969

	24,734	23,183
Less accumulated depreciation and amortization	(15,962)	(13,097)

Total	$8,772	$10,086

NOTE 5. ACQUISITIONS

In 2004, the Company acquired Tympany, Inc. (“Tympany”) and a foreign hearing aid retail chain. In 2003, the Company acquired Sanomed Handelsgesellschaft mbH (“Sanomed”).

Tympany. In December 2004, the Company acquired 100% of the stock of Tympany, the developer of the Otogram, a machine that automates the four most commonly performed tests for diagnosing hearing loss. The initial purchase price of $2,191, including expenses of $183, consisted of $1,200 in cash and 196,115 shares of the Company’s common stock valued at $808 based on the average closing price of the common stock for the period beginning two days before and ending two days after the closing of the transaction. In addition, a $500 loan made by the Company to Tympany prior to the acquisition was recorded as additional consideration. Contingent consideration in the form of an earn-out will be paid based on the following schedule: 2005 – 35% of net 2005 Tympany (Otogram) revenue, plus 10% of net 2005 hearing aid sales less a base amount; 2006 – 35% of net 2006 Tympany revenue, plus 10% of net 2006 hearing aid sales less 105% of a base amount; and 2007 – 20% of the lesser of 2007 or 2006 net Tympany revenue, plus 35% of any excess of 2007 net Tympany revenue over 2006 net Tympany revenue, plus 10% of net 2007 hearing aid sales less 110% of a base amount. Payment will be made in a combination of cash (60%) and Company common stock (40%). As of December 31, 2005, the Company accrued $1,843 pertaining to payments due the former shareholders of Tympany. The amount payable is currently in dispute with the former owners of Tympany and is expected to be resolved in 2006. Definite-lived intangible assets acquired included technology ($2,085), brand names ($529), non-compete agreements and other ($391) and customer databases ($445). Goodwill in connection with the transaction will not be deductible for tax purposes.

The results of operations of Tympany are included in the results of operations of the Company from December 1, 2004. The following table sets forth summary unaudited pro forma consolidated financial information as if the acquisition had taken place at the beginning of the periods presented:

	2004	2003
Net sales	$101,334	$88,763
Operating loss	(5,109)	(3,734)
Net loss	(5,230)	(3,034)
Basic and diluted loss per common share	$(0.25)	$(0.15)

Basic and diluted weighted average number of common shares outstanding	20,929	20,137

Sanomed. In May 2003, the Company acquired 100% of the stock of Sanomed, a distribution company that markets hearing aids directly to German hearing impaired customers through ear-nose-throat doctors. Under the terms of the purchase agreement, contingent consideration in the form of an earn-out has been paid in the amounts of $1,507 and $1,556 based on targeted sales performance for the one year periods ended May 31, 2005 and 2004, respectively. Additional contingent

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

consideration may be payable based on achieving targeted sales performance for the one year period ending May 31, 2006. Under the terms of the purchase agreement, the Company is required to remit to the former owners of Sanomed any money collected on certain accounts receivable that were deemed uncollectible prior to the acquisition. As of December 31, 2005, the Company had collected $9,094 of such accounts receivable, and the net after tax amount of $5,136 was remitted to the former owners in 2005.

The results of operations of Sanomed are included in the results of operations of the Company from May 1, 2003. The following table sets forth summary unaudited pro forma consolidated financial information as if the acquisition had taken place as of January 1, 2003:

2003
Net sales	$94,163
Operating profit	1,287
Net income	1,306
Earnings per common share:
Basic	$0.07

Diluted	$0.06

Weighted average number of common shares outstanding:
Basic	19,908

Diluted	20,938

Foreign Retail Chain. In May 2004, the Company acquired 100% of the stock of a Switzerland-based hearing aid retail chain. Contingent consideration in the form of an earn-out of 225 CHF ($175) was paid in the second quarter 2005 based on targeted sales performance for the one year period ended April 30, 2005.

Purchase Price Allocation. The purchase prices of the acquired companies have been allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Goodwill represents the excess of purchase price over the net identifiable assets acquired. Allocations have required management judgment and have been supported with appraisals from independent valuation companies especially with respect to the valuation of intangible assets. Critical estimates in valuing certain intangible assets included, but were not limited to, future expected cash flows from customer databases, distribution agreements, purchased technology and technology licenses, non-compete agreements, software and brand names, as well as the time period over which the intangible assets will continue to have value. Management’s estimates of fair value have been based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

The following table sets forth the initial allocation of the aggregate purchase price of the acquired businesses:

	2004	2003
Current assets	$2,964	$10,576
Property and equipment and other assets	395	401
Goodwill and indefinite-lived intangible assets	3,363	9,834
Definite-lived intangible assets	4,317	2,046
Current liabilities	(3,436)	(2,480)
Deferred revenue	(2,085)	(3,543)
Deferred taxes and other liabilities	—	(3,420)

Total	$5,518	$13,414

Under the terms of the Tympany purchase agreement, the Company was required to pay the first $250 of any losses incurred in connection with a lawsuit filed by Tympany’s former contract manufacturer, and any losses in excess of $250 would be shared equally between the Company and Tympany’s former owners. During the second quarter 2005, the lawsuit was settled for $875, of which Tympany’s former owners were responsible for $312. In 2005, the Company recorded an additional $63 of goodwill pertaining to this settlement.

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Contingent Consideration. During the years ended December 31, 2005, 2004 and 2003, the Company recorded $3,672, $2,339 and $635, respectively of contingent consideration in accordance with contractually established earn-out provisions. The earn-out amounts in 2005 related to Sanomed ($1,507), Tympany ($1,990) and a Switzerland-based hearing aid retail chain ($175). The earn-out amounts in 2004 related to Sanomed ($1,556), a 2002 acquisition in the Netherlands ($546) and Tympany ($237). The earn-out amounts in 2003 related to 2002 acquisitions in Denmark ($350) and England ($285).

NOTE 6. INTANGIBLE ASSETS

Definite-lived intangible assets as of December 31 consisted of the following:

		2005		2004
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchased technology and licenses	3-13 years	$3,066	$1,068	$3,633	$570
Brand names	3-15 years	2,787	887	3,373	624
Non-compete agreements	5 years	403	210	843	153
Customer databases	2-5 years	326	196	769	131
Distribution agreements	2-5 years	310	284	357	274
Software and other intangibles	1-5 years	222	158	227	122

Total		$7,114	$2,803	$9,202	$1,874

Amortization of definite-lived intangible assets is calculated using the straight-line method over the estimated useful lives of the assets. Estimated annual amortization expense for the years 2006 through 2010 is as follows: 2006–$783; 2007–$724; 2008–$609; 2009–$541; and 2010–$531.

Goodwill and indefinite-lived intangible assets in 2005 and 2004 were as follows:

	2005	2004
Balance, beginning of year	$34,972	$26,972
Acquisitions	63	3,363
Contingent consideration (earn-out payments)	3,672	2,339
Asset impairments	(5,983)	—
Effect of exchange rate changes	(3,210)	2,298

Balance, end of year	$29,514	$34,972

During the third quarter 2005, the lack of progress toward profitability, a changing business model and the termination and departure of the management team at Tympany resulted in the Company performing an impairment analysis of the Tympany operation (auditory testing equipment segment). This analysis resulted in asset impairments of $4,227 related to goodwill and $1,528 related to definite-lived intangibles, which caused goodwill at this reporting unit to be completely written-off and definite-lived intangibles to be reduced to an estimated fair value of $1,495. Additionally, as a result of this impairment and Tympany’s operating results not meeting financial objectives in the fourth quarter 2005, the Company recorded an additional impairment charge of $500 related to the fourth quarter 2005 earn-out. The Company expects to continue to expense these earn-outs until such time as expected cash flows from the business can support additional valuation. If that were to occur, the Company would capitalize these earn-outs as additional purchase price.

During the fourth quarter 2005, the Company discontinued doing business with two large customers of its England operation due to lack of current and foreseeable profitability regarding these two customers and accordingly, the Company performed an impairment analysis of the England operation. This analysis resulted in a goodwill impairment charge of $1,256 related to this reporting unit.

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

The Company utilized a third-party valuation firm to assist with its evaluation of the value of its reporting units. Impairment tests involved the use of both estimates of market value of the Company’s reporting units as well as discounted cash flow analysis based on market rates.

NOTE 7. OTHER ASSETS

Other assets as of December 31 consisted of the following:

	2005	2004
Customer advances	$459	$1,232
Other assets	187	459

Total	$646	$1,691

The Company makes customer advances on a limited basis after reviewing and assessing the credit quality of the borrower. Customer advances are generally secured by the assets of the business and personal guarantees, generally bear market interest rates, are evidenced by promissory notes, and have maximum terms of four years. The Company discontinues the accrual of interest income when an advance is determined to be non-performing.

NOTE 8. LONG-TERM LOAN

The Company negotiated a long-term loan with a German bank to support its acquisition of Sanomed in 2003. As of December 31, 2005, the balance of the long-term loan was 5,250 Euro ($6,217). The interest rate applicable to the loan is 1.0% above the EURIBOR rate (3.42% as of December 31, 2005). The loan is collateralized by a letter of credit from a U.S. bank, and the Company pledged certain amounts of its cash, cash equivalents and marketable securities as security to obtain a reduced interest rate of 0.6% on this letter of credit. The loan payments are 250 Euro ($294 as of December 31, 2005) per quarter. The effective interest rates on this loan in 2005, 2004 and 2003 were 3.95%, 3.88% and 3.78%, respectively.

NOTE 9. ACCRUED RESTRUCTURING

In 2005, the Company took actions to improve its profitability, including reducing layers of management, restructuring certain operations and eliminating excess facilities. The total number of employees impacted was 37. In the third quarter 2005, the Company recorded a restructuring charge of $1,186 mainly related to termination of the management of Tympany and elimination of excess facilities. In the fourth quarter 2005, the Company recorded a restructuring charge of $2,805 mainly related to executive severance packages, employee terminations and elimination of excess facilities. Accrued restructuring in 2005 consisted of the following:

	Employee Related	Excess Facilities	Total
Restructuring charge	$3,637	$354	$3,991
Payments	(1,374)	(60)	(1,434)

Balance as of December 31, 2005	$2,263	$294	$2,557

Restructuring initiatives undertaken in 2005 required management to make a number of estimates and assumptions concerning termination benefits, losses on excess facilities vacated or consolidated, ability to sublet vacated facilities and sublease terms. Management will continue to evaluate the adequacy of the related accruals and adjust the balances based on changes in estimates and assumptions. Accordingly, the Company may incur future charges for changes in estimates of amounts previously recorded.

NOTE 10. CAPITAL STOCK

Preferred Stock. The Company’s certificate of incorporation authorizes the issuance of 5,000,000 shares of preferred stock with terms and preferences designated therein. As of December 31, 2005 and 2004, no preferred shares were outstanding.

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

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

NOTE 11. OTHER INCOME

Other income consisted of the following:

	2005	2004	2003
Interest income	$504	$548	$490
Interest expense	(292)	(325)	(165)
Foreign currency exchange gain (loss)	(134)	(182)	1,220
Other	138	(3)	(8)

Total	$216	$38	$1,537

NOTE 12. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases various equipment and office space under noncancelable operating leases that expire at various dates through 2011. Rental expense was $3,654, $3,438 and $3,545 in 2005, 2004 and 2003, respectively. Future minimum lease payments under noncancelable leases for the next five years and thereafter as of December 31, 2005 totaled $10,194 and are due as follows: 2006—$3,235; 2007—$2,873; 2008—$2,209; 2009—$1,274; 2010—$387; and thereafter—$216. Sublease revenue of $19, $100 and $118 in 2005, 2004 and 2003, respectively was netted against rental expense.

Brigham Young University Technology License Agreements. The Company has a paid-up license with Brigham Young University (“BYU”) to utilize certain patents involving hearing aid signal processing, audio signal processing and hearing compression. The agreement remains in effect until the expiration of the last patent right in 2013 and can be terminated by BYU in the event of circumstances outlined in the agreement. During the term of the agreement, the Company is responsible for the payment of all fees and costs associated with filing and maintaining patent rights.

The Company also has a license agreement with BYU to utilize certain “noise suppression” technologies owned by BYU. The agreement remains in effect indefinitely, unless terminated by BYU in the event of circumstances outlined in the agreement. Under the terms of this agreement, the Company is required to make royalty payments to BYU in the amount of 0.5% of the adjusted gross sales of the licensed products sold or otherwise transferred to an end user for as long as the Company uses this technology. This agreement may be terminated without cancellation fees. Royalty expense pertaining to this license was $225, $193 and $129 in 2005, 2004 and 2003, respectively.

K/S HIMPP License Agreement. The Company has a paid-up license agreement with K/S HIMPP, a Danish partnership, to use technology covered by approximately 200 patents owned by K/S HIMPP that are considered essential for the sale of programmable hearing aids. The paid-up license is being amortized over the life of the technology through 2013. Amortization expense pertaining to this license was $99 in each of the three years ended December 31, 2005, 2004 and 2003.

Ear Tube License Agreement. The Company has a license agreement with a competitor that provides the Company with a worldwide license to utilize patents involving ear tube technology for its open-ear product. Under the terms of this agreement, the Company paid an up-front royalty of $125 and must pay a small royalty on each item sold if it manufacturers the item, or no royalty if it buys the item from the licensor. This agreement remains in effect for seven years from the first product sale. Amortization of the up-front payment will begin when the product is introduced to the market and will continue over a five year period.

Programming System License Agreement. The Company has a license agreement with a competitor that provides the Company with a worldwide license to utilize patents involving programming a hearing aid. Under the terms of this agreement, the Company paid an up-front royalty of $250 and must pay a per-unit royalty fee on each item shipped after a set minimum. This agreement remains in effect until the expiration of the patents in 2012. Royalty expense pertaining to this license was $124 and $85, in 2005 and 2004, respectively.

Manufacturing License Agreement. The Company has a license agreement with a competitor that provides the Company with the technology to produce hearing aid shells using an automated process. Under the terms of this agreement, the Company is obligated to pay a per-unit royalty for using such technology. Royalty expense pertaining to this license was $4 in 2005.

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Digital License Agreement. The Company has a license agreement with another company that provides the Company an exclusive worldwide license to utilize patents involving directional signal processing. Under the terms of this agreement, the Company is required to pay a royalty equal to 0.5% of net sales of hearing aid products utilizing the technology or a minimum quarterly fee, whichever is greater. This agreement remains in effect until the expiration of the patents in 2020. Royalty expense pertaining to this license was $110, $80 and $40 in 2005, 2004 and 2003, respectively.

Legal Matters. The Company’s wholly owned subsidiary, Tympany, filed a declaratory judgment action in March 2004 against BioCell and International Biophysics Corp. (collectively, “IBC”) stemming from a dispute regarding manufacturing services performed by IBC for Tympany. IBC counterclaimed and sought, among other claims, lost profits and punitive damages. The Company settled this lawsuit in the second quarter 2005 by paying IBC $875, of which $312 will be reimbursed to the Company by the former owners of Tympany.

In June 2005, Energy Transportation Group, Inc. (“ETG”) filed a patent infringement lawsuit in the United States District Court for the District of Delaware against fourteen defendants, including the Company. ETG claims the defendants have infringed upon U.S. Patent No. 4,731,850 entitled “Programmable Digital Hearing Aid System” and U.S. Patent No. 4,879,749 entitled “Host Controller for Programmable Digital Hearing Aid System.” ETG is seeking damages resulting from defendants’ unauthorized manufacture, use, sale, offer to sell and/or importation into the U.S. products, methods, processes, services and/or systems that infringe the above-named patents. The Company has filed its answer denying all allegations. Discovery has not begun and no trial date has been set.

In February 2006, the former owners of Sanomed, which the Company acquired in May 2003, filed a lawsuit in German civil court claiming that certain deductions made by the Company against accounts receivable amounts that were deemed uncollectible prior to the acquisition but which have been collected and are due the former owners were improper. The former owners seek damages in the amount of $1,587. The Company will file its statement of defense in March 2006.

The Company strongly denies the allegations contained in the ETG and the Sanomed lawsuits and the Company intends to defend itself vigorously, however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect on the Company.

From time to time the Company is subject to legal proceedings, claims and litigation arising in the ordinary course of its business. Most of these legal actions are brought against the Company by others and, when the Company feels it is necessary, it may bring legal actions itself. Actions can stem from disputes regarding the ownership of intellectual property, customer claims regarding the function or performance of the Company’s products, government regulation or employment issues, among other sources. Litigation is inherently uncertain, and therefore the Company cannot predict the eventual outcome of any such lawsuits. However, the Company does not expect that the ultimate resolution of any known legal action, other than as identified above, will have a material adverse effect on its results of operations and financial position.

NOTE 13. INCOME TAXES

Income (loss) before income taxes consisted of the following:

	2005	2004	2003
Domestic	$(11,218)	$3,130	$3,495
Foreign	(9,449)	(2,641)	(2,302)

Total	$(20,667)	$489	$1,193

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Income tax provision (benefit) consisted of the following:

	2005	2004	2003
Domestic:
Current	$75	$201	$119
Deferred	—	—	—

	75	201	119
Foreign:
Current	(1,397)	1,980	408
Deferred	263	(2,103)	290

	(1,134)	(123)	698

Total	$(1,059)	$78	$817

The following table presents the principal reasons for the difference between the actual effective income tax rate and the U.S. federal statutory income tax rate:

	2005	2004	2003
U.S. federal statutory income tax rate	34.0%	34.0%	34.0%
State income tax rate, net of federal income tax effect	(0.2)	8.7	1.5
Foreign earnings taxed at different rates	(0.1)	31.2	124.1
Non-deductible items and other	0.3	79.8	11.1
Asset impairments	(9.8)	—	—
Change in valuation allowance	(19.1)	(137.7)	(102.2)

Effective income tax rate	5.1%	16.0%	68.5%

Deferred income taxes are determined based on the differences between the financial reporting and income tax bases of assets and liabilities using enacted income tax rates expected to apply when the differences are expected to be settled or realized. Significant components of the net deferred income tax liability consisted of the following as of December 31:

	2005	2004
Deferred income tax assets:
Net operating loss carryforwards	$15,460	$12,953
Allowance for sales returns and doubtful accounts	1,604	1,404
Inventory allowances and warranty accruals	1,790	1,504
Deferred revenue	788	1,614
Accumulated research and development credits	1,559	889
Other	2,781	1,533

Sub-total	23,982	19,897
Valuation allowance	(20,982)	(16,078)

Deferred income tax assets	3,000	3,819
Deferred income tax liabilities:
Inventory	(7)	(82)
Depreciation	(395)	(662)
Acquired intangible assets	(1,325)	(2,218)
Other	(1,612)	(933)

Deferred income tax liabilities	(3,339)	(3,895)

Net deferred income tax liabilities	$(339)	$(76)

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Deferred income tax assets and liabilities were netted by income tax jurisdiction and were reported in the consolidated balance sheets as of December 31 as follows:

	Reported In	2005	2004
Current deferred income tax assets	Prepaid expenses and other	$15	$591
Non-current deferred income tax assets	Other assets	—	202
Current deferred income tax liabilities	Other accrued liabilities	(7)	(82)
Non-current deferred income tax liabilities	Other liabilities	(347)	(787)

Net deferred income tax liabilities		$(339)	$(76)

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

Through 2004, the Company had a valuation allowance on all its deferred income tax assets in every tax jurisdiction with the exception of Australia and Germany. The realization of deferred income tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax laws of each tax jurisdiction. The Company has considered the following possible sources of taxable income when assuming the realization of the deferred income tax assets: future taxable income exclusive of reversing temporary differences and carryforwards; future reversals of existing taxable temporary differences; taxable income in prior carryback years; and tax planning strategies. In assessing net deferred income tax assets in Australia in 2005, the Company determined that due to continuing losses, it was more likely than not that the net deferred income tax assets would not be realized. As a result, the Company established a valuation allowance of $1,179. In 2005, the Company eliminated a tax contingency of $686 in a foreign location upon the closing of certain tax years by the tax authorities.

As of December 31, 2005, the Company had net operating loss carryforwards for U.S. federal income tax reporting purposes totaling $32,768 that will begin to expire in 2018 if not utilized. Approximately $7,376 of the U.S. net operating loss carryforward will be subject to annual limitations under Section 382 of the Internal Revenue Code due to the change in ownership on the acquisition of Tympany. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. The Company has various state net operating loss carryforwards, which expire depending on the rules of the various states to which the net operating loss is allocated. Non–U.S. net operating loss carryforwards of $10,166 will begin to expire in 2006. Approximately $3,483 of net operating loss carryforwards as of December 31, 2005 were attributable to deductions associated with the exercise of Company stock options, the benefit of which will be credited to additional paid-in capital when realized.

The Company has federal research and development tax credit carryforwards of approximately $1,229 that begin to expire in 2009 and state research and development tax credit carryforwards of $330 that begin to expire in 2015. The Company also has alternate minimum tax credit carryforwards of approximately $110 that have no expiration date.

NOTE 14. STOCK–BASED COMPENSATION

Stock Plan. The Company’s 2000 Stock Plan provides for the issuance of a maximum of 8,997,196 shares of common stock. The plan allows for the grant of incentive or nonqualified stock options, stock purchase rights and restricted stock and is administered by the Board of Directors who determines the type, quantity, terms and conditions of any award, including any vesting conditions. The plan contains an evergreen provision that allows the Board to annually increase the number of shares available by the lesser of (i) 5% of the total outstanding shares, (ii) 789,474 shares, or (iii) a lesser amount as determined by the Board. As of December 31, 2005, 1,365,606 shares were available for grant under the plan and, effective January 1, 2006, an additional 784,474 shares were added by the Board under the evergreen provision.

Stock Options. Stock options have a maximum term of ten years and generally vest over a four-year period from the grant date. In connection with the grant of certain stock options prior to the Company’s initial public offering in 2000, the Company recorded deferred stock-based compensation of $4,638, representing the difference between the exercise price and the deemed fair value of the Company’s common stock on the date of grant for stock options granted in the one-year period preceding the initial filing of the Company’s initial public offering. Amortization of this deferred stock-based compensation was completed in 2005. The Company’s stock option activity was as follows:

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

	Option shares	Weighted average exercise price
Outstanding at December 31, 2002	4,527,134	$4.72
Granted	1,521,250	4.75
Exercised	(279,858)	2.01
Forfeited or expired	(876,324)	5.55

Outstanding at December 31, 2003	4,892,202	4.73
Granted	418,550	4.57
Exercised	(516,231)	3.26
Forfeited or expired	(124,031)	8.30

Outstanding at December 31, 2004	4,670,490	4.78
Granted	525,000	3.39
Exercised	(80,120)	2.40
Forfeited or expired	(476,587)	5.00

Outstanding at December 31, 2005	4,638,783	4.64

The Company accelerated the exercisability of 1,009,221 previously awarded stock options with exercise prices greater than the closing price of its common stock as of December 23, 2004 of $4.18 per share. The exercise prices and number of shares subject to the acceleration were unchanged. In 2005, the Company granted stock options to purchase 525,000 shares of common stock, of which 250,000 shares became fully vested and exercisable on the date of grant.

As of December 31, 2005, 2004 and 2003, there were stock options exercisable for 4,161,109, 3,911,507 and 2,546,903 shares of common stock at weighted average exercise prices of $4.78, $4.99 and $4.54 per share, respectively. Stock options outstanding and exercisable as of December 31, 2005 were as follows:

Range of exercise prices	Options Outstanding			Options Exercisable
	Shares	Weighted average exercise price	Weighted average remaining life (years)	Shares	Weighted average exercise price
$0.27 — $2.86	752,831	$2.08	4.9	665,229	$1.98
3.36 — 3.49	771,461	3.41	8.4	521,461	3.43
3.56 — 4.20	831,643	3.97	5.8	711,571	3.98
4.36 — 5.35	738,791	4.66	7.0	718,791	4.66
5.40 — 6.13	685,773	5.87	6.1	685,773	5.87
6.16 — 7.50	675,084	6.75	6.7	675,084	6.75
7.60 — 18.00	183,200	11.06	5.3	183,200	11.06

Total	4,638,783	4.64	6.5	4,161,109	4.78

Restricted Stock. Restricted stock is issued on the date of grant and entitles the holders to dividends and the right to vote their shares. Restrictions limit the sale or transfer of shares during the vesting period. In 2005, the Company granted 434,700 shares of restricted stock to employees and directors, of which 357,700 shares remained restricted as of December 31, 2005. The fair market value of restricted stock on the date of grant is amortized to expense evenly over the restriction period, which generally is four years. The Company recorded compensation expense related to restricted stock of $328 in 2005. Unamortized deferred stock-based compensation was $1,270 as of December 31, 2005.

NOTE 15. EMPLOYEE BENEFIT PLANS

The Company has an employee savings and retirement plan that is a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows for matching contributions at the discretion of the Company. During 2005, the Company matched 25% of each employee’s first 4% of salary deferral. The match was increased to 50% of each employee’s first 4% of salary deferral effective as of the first payroll in 2006. The Company expensed $123, $114 and $109 in matching contributions in 2005, 2004 and 2003, respectively.

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

The Company has an employee stock purchase plan that allows participating employees to purchase, through employee payroll deductions, shares of the Company’s unissued common stock at 85% of the fair market value on specified dates. Employees purchased 205,664, 295,967 and 204,556 shares of common stock in 2005, 2004 and 2003, respectively under the plan. As of December 31, 2005, 51,698 shares of common stock were reserved for issuance under the plan. The plan contains an evergreen provision that allows the Board to annually increase the number of shares available under the plan by the lesser of (i) 2% of the total outstanding shares, (ii) 200,000 shares, or (iii) a lesser amount as determined by the Board. In December 2005, the Board of Directors made a decision to temporarily suspend share purchases under the employee stock purchase plan.

NOTE 16. SEGMENT INFORMATION

The Company has four operating segments for which separate financial information is available and evaluated regularly by management in deciding how to allocate resources and assess performance. The Company evaluates performance based on net sales and operating profit, among other things.

The Company’s four operating segments include three hearing aid operations (North America, Europe and Rest-of- world) and an auditory testing equipment operation. Inter-segment sales are eliminated in consolidation. This information is used by the chief operating decision maker to assess the segments’ performance and in allocating the Company’s resources. The Company does not allocate hearing aid research and development expenses to its hearing aid operating segments. In 2005, the Company determined that the auditory testing equipment operation constituted a separate segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and has revised the segment information for prior periods to conform to the current period presentation.

	Hearing Aid Operations			Auditory Testing Equipment	Unallocated	Total
	North America	Europe	Rest-of-world
2005
Net sales to external customers	$37,394	$43,300	$18,432	$5,915	$—	$105,041
Asset impairment	—	1,256	—	6,255	—	7,511
Restructuring	1,894	621	313	1,163	—	3,991
Operating profit (loss)	(3,594)	3,155	63	(12,722)	(7,785)	(20,883)
Identifiable segment assets	31,771	37,694	13,312	3,987	—	86,764
Goodwill and indefinite-lived intangible assets	2,238	20,031	7,245	—	—	29,514
Long-lived assets	7,294	23,000	10,078	2,225	—	42,597

2004
Net sales to external customers	$35,907	$45,004	$16,777	$846	$—	$98,534
Operating profit (loss)	2,464	6,165	1,529	(42)	(9,665)	451
Identifiable segment assets	46,241	46,243	15,014	7,788	—	115,286
Goodwill and indefinite-lived intangible assets	4,357	22,564	7,646	405	—	34,972
Long-lived assets	10,798	26,826	10,544	4,218	—	52,386

2003
Net sales to external customers	$40,834	$31,695	$15,161	$—	$—	$87,690
Operating profit (loss)	5,253	3,156	1,014	—	(9,767)	(344)
Identifiable segment assets	55,824	38,154	13,018	—	—	106,996
Goodwill and indefinite-lived intangible assets	2,016	17,894	7,062	—	—	26,972
Long-lived assets	7,558	20,398	9,038	—	—	36,994

Long-lived assets consist of property and equipment, definite-lived and indefinite-lived intangible assets and goodwill. The majority of the Company’s assets as of December 31, 2005, 2004 and 2003 were attributable to its U.S. operations. In addition to the U.S., the Company operates in two countries, Germany and Australia, in which assets and sales were in excess of 10% of consolidated amounts.