Form 10-Q
period 2006-03-31
SONIC INNOVATIONS INC
filed 2006-05-10
CIK 1105982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐  Yes    ☒  No

As of May 2, 2006, there were 22,186,453 shares of the registrant’s $0.001 par value common stock outstanding.

SONIC INNOVATIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$8,770	$7,865
Restricted cash, cash equivalents and marketable securities	7,461	8,384
Accounts receivable, net of allowance for doubtful accounts of $1,112 and $1,605	16,297	14,870
Inventories	10,024	10,234
Prepaid expenses and other	2,114	2,168

Total current assets	44,666	43,521
Property and equipment, net of accumulated depreciation and amortization of $16,872 and $15,962	8,248	8,772
Goodwill and indefinite-lived intangible assets	29,712	29,514
Definite-lived intangible assets, net	4,114	4,311
Other assets	1,126	646

Total assets	$87,866	$86,764

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term loan	$1,207	$1,184
Payable to former owners of acquired business	2,224	1,843
Accounts payable	7,309	7,346
Accrued payroll and related expenses	3,972	3,221
Accrued restructuring	1,763	2,557
Accrued warranty	5,264	4,922
Deferred revenue	3,273	3,288
Other accrued liabilities	4,363	3,283

Total current liabilities	29,375	27,644
Long-term loan, net of current portion	4,830	5,033
Deferred revenue, net of current portion	3,963	3,969
Other liabilities	520	347

Total liabilities	38,688	36,993
Shareholders’ equity:
Common stock	23	22
Additional paid-in capital	120,125	120,578
Deferred stock-based compensation	—	(1,270)
Accumulated deficit	(71,984)	(70,405)
Accumulated other comprehensive income	4,787	4,619
Treasury stock, at cost	(3,773)	(3,773)

Total shareholders’ equity	49,178	49,771

Total liabilities and shareholders’ equity	$87,866	$86,764

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2006	2005
Net sales	$25,882	$25,891
Cost of sales	11,599	12,034

Gross profit	14,283	13,857
Selling, general and administrative expense	13,319	14,854
Research and development expense	2,059	2,352
Asset impairment charge	381	—

Operating loss	(1,476)	(3,349)
Other income (expense), net	69	(40)

Loss before income taxes	(1,407)	(3,389)
Provision for income taxes	172	88

Net loss	$(1,579)	$(3,477)

Basic and diluted loss per common share	$(0.07)	$(0.16)

Basic and diluted weighted average number of common shares outstanding	21,850	21,215

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,579)	$(3,477)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,213	1,328
Stock-based compensation expense	245	64
Foreign currency losses	23	151
Asset impairment charge	381	—
Changes in assets and liabilities:
Accounts receivable	(1,293)	(66)
Inventories	234	(1,670)
Prepaid expenses and other	269	(728)
Other assets	(76)	(222)
Accounts payable, accrued liabilities and deferred revenue	1,431	1,045

Net cash provided by (used in) operating activities	848	(3,575)
Cash flows from investing activities:
Payments related to acquisitions	—	(677)
Purchases of property and equipment	(520)	(807)
Investments and advances, net	(619)	148
Proceeds from maturities of marketable securities	—	717

Net cash used in investing activities	(1,139)	(619)
Cash flows from financing activities:
Principal payments on long-term loan	(300)	(329)
Decrease in restricted cash, cash equivalents and marketable securities, net	923	946
Proceeds from pre-acquisition receivables payable to former owners of acquired business, net of payments and taxes	—	3,027
Proceeds from exercise of stock options and employee stock purchases	573	20

Net cash provided by financing activities	1,196	3,664
Effect of exchange rate changes on cash and cash equivalents	—	(186)

Net increase (decrease) in cash and cash equivalents	905	(716)
Cash and cash equivalents, beginning of the period	7,865	8,221

Cash and cash equivalents, end of the period	$8,770	$7,505

Supplemental cash flow information:
Cash paid for interest	$66	$62
Cash paid (refunded) for income taxes	(12)	427

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the full year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

Principles of Consolidation. The consolidated financial statements include the accounts of Sonic Innovations, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates affecting the financial statements are those related to allowance for doubtful accounts, sales returns, inventory obsolescence, long-lived asset impairment, warranty accruals, legal contingency accruals, stock-based compensation and deferred income tax asset valuation allowances. Actual results could differ from those estimates.

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

	Three months ended March 31,
	2006	2005
Balance, beginning of period	$3,468	$2,815
Provisions	3,737	2,775
Returns processed	(2,333)	(2,732)

Balance, end of period	$4,872	$2,858

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

Accrued warranty costs were as follows:

	Three months ended March 31,
	2006	2005
Balance, beginning of period	$4,922	$4,526
Provisions	1,412	994
Costs incurred	(1,070)	(1,220)

Balance, end of period	$5,264	$4,300

Marketable Securities. The Company designates the classification of its marketable securities at the time of purchase and re-evaluates this designation as of each balance sheet date. As of March 31, 2006 and December 31, 2005, marketable securities consisted of U.S. government obligations classified as held-to-maturity and were presented at amortized cost, which approximated market value. The amortized cost of U.S. government obligations is adjusted for amortization of premiums and accretion of discounts to maturity. A decline in the market value below cost that is deemed other than temporary is charged to operations resulting in the establishment of a new cost basis. For the three months ended March 31, 2006 and 2005, the Company did not experience any declines in market value which were deemed other than temporary.

Inventories. Inventories are stated at the lower of cost or market using the first-in, first-out method. Material, labor and manufacturing overhead is included in the cost of inventories. Provision is made (i) to reduce excess and obsolete inventories to their estimated net realizable values and (ii) for estimated product (inventory) returns in those operations that sell on a retail basis and recognize a sale only upon acceptance by the consumer. Inventories consisted of the following:

	March 31, 2006	December 31, 2005
Raw materials and components	$5,735	$6,029
Work in progress	178	101
Finished goods	4,111	4,104

Total	$10,024	$10,234

Comprehensive Loss. Comprehensive loss includes net loss plus the results of certain changes in shareholders’ equity that are not reflected in the results of operations. Comprehensive loss consisted solely of changes in foreign currency translation adjustments, which were not adjusted for income taxes as they related to specific indefinite investments in foreign subsidiaries.

	Three months ended March 31,
	2006	2005
Net loss	$(1,579)	$(3,477)
Foreign currency translation adjustments	168	(1,118)

Comprehensive loss	$(1,411)	$(4,595)

Stock-Based Compensation. Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation. The effect of the adoption of SFAS No. 123R was to increase the loss before income taxes and net loss by $86 and had no impact on basic and diluted loss per common share for the three months ended March 31, 2006.

The Company’s 2000 Stock Plan provides for the issuance of a maximum of 9,786,670 shares of common stock and contains an evergreen provision that allows the Board of Directors to annually increase the number of shares available by the lesser of (i) 5% of the total outstanding shares, (ii) 789,474 shares, or (iii) a lesser amount as determined by the Board. As of March 31, 2006, there were 2,554,044 shares available for grant under the plan. The plan allows for the grant of incentive or unqualified stock options, stock purchase rights and restricted stock and is administered by the Board who determines the type, quantity, terms and conditions of any award, including any vesting conditions. Restricted stock and stock options generally vest ratably over a four year service period, and stock options expire ten years from the date of grant. The exercise price of stock options granted is equivalent to the fair market value of the stock at the date of grant. The Company also has an Employee Stock Purchase Plan under which shares of common stock may be purchased by eligible employees. Shares purchased under the Employee Stock Purchase Plan were temporarily suspended by the Board in December 2005.

Under SFAS No. 123R, the fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model. Expected option lives and volatilities used in fair valuation calculations are based on historical data of the Company and the related expense is recognized on a straight-line basis over the vesting period. The Company did not issue any stock options in the three months ended March 31, 2006. The fair value of options issued in 2005 were estimated on the date of grant based on a risk free rate of return of 3.8%, an expected dividend yield of 0.0%, volatility of 74% and an expected life of 5 years. A summary of stock option activity for the three months ended March 31, 2006 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($000’s)
Options outstanding as of December 31, 2005	4,638,783	$4.64
Plus: Options granted	—	—
Less:
Options exercised	(211,067)	3.22
Options canceled or expired	(501,372)	5.90

Options outstanding as of March 31, 2006	3,926,344	4.56	6.18	$4,124

Options exercisable as of March 31, 2006	3,482,455	4.70	5.84	3,452

Share-based compensation expense pertaining to stock options of $94 for the three months ended March 31, 2006 was recorded in cost of sales and operating expenses. As of March 31, 2006, there was $768 of unrecognized share-based compensation expense related to options that will be recognized over a weighted-average period of 1.7 years. An annual forfeiture rate of 4.9%, as determined using historical data, was utilized in calculating stock option expense.

Restricted stock is issued on the date of grant and entitles the holders to dividends and the right to vote their shares. A summary of restricted stock activity for the three months ended March 31, 2006 was as follows:

	Number of shares	Weighted average grant date fair value
Unvested as of December 31, 2005	357,700	$4.54
Plus: Awards granted	160,000	4.30
Less:
Awards vested	(59,500)	4.74
Awards canceled or expired	(33,000)	4.64

Awards unvested as of March 31, 2006	425,200	4.41

Share-based compensation expense pertaining to restricted stock of $151 for the three months ended March 31, 2006 was recorded in cost of sales and operating expenses. The fair market value of restricted stock on the date of grant is amortized to expense evenly over the restriction period. An annual forfeiture rate of 4.9%, as determined using historical data, was utilized in calculating restricted stock expense. As of March 31, 2006, there was $1,602 of unrecognized stock-based compensation expense related to unvested restricted stock that will be recognized over a weighted average period of 2.0 years. The fair value of shares vested in the three months ended March 31, 2006 was $1,469.

Share-based awards granted prior to the Company’s adoption of SFAS No. 123R were accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no stock-based compensation expense was reflected in the statement of operations for the three months ended March 31, 2005, as all options granted under the Company’s stock plans had exercise prices equal to the market value of the underlying common stock on the date of grant. In anticipation of adopting SFAS No. 123R, the Company accelerated the vesting of certain unvested stock options in December 2004. The remaining unvested options as of December 2004 and options granted in 2005 were valued using the valuation principles of SFAS No. 123 “Accounting For Stock-Based Compensation”.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based compensation for periods presented prior to the Company’s adoption of SFAS No. 123R:

Three months ended March 31, 2005
Net loss as reported	$(3,477)
Add: Stock-based compensation included in reported net loss	64
Deduct: Stock-based compensation expense determined under the fair value method	(370)

Pro forma net loss	$(3,783)

Basic and diluted loss per common share as reported	$(0.16)

Pro forma basic and diluted loss per common share	$(0.18)

Loss Per Common Share. Basic loss per common share is calculated based upon the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based upon the weighted average number of shares of common stock outstanding, plus the dilutive effect of common stock equivalents calculated using the treasury stock method.

Antidilutive common stock equivalents of 4,823,975 and 4,871,392 for the three months ended March 31, 2006 and 2005, respectively were excluded from the diluted loss per share calculations.

New Accounting Pronouncements. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate affected by a change in accounting principle, and that a correction of an error in previously issued financial statements be termed a “restatement.” SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on the Company’s results of operations and financial position.

In November 2005, the FASB issued FASB Staff Position No. FAS 115-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FAS 151-1”), which provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure requirements for investments in unrealized loss positions as outlined in Emerging Issues Task Force Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments.” The adoption of FAS 115-1 did not have a material effect on the Company’s results of operations and financial position.

In the first quarter 2006, there were no accounting standards issued that would have a material effect on the Company’s results of operations and financial position.

2. ACQUISITIONS

In connection with the Company’s December 2004 acquisition of its auditory testing equipment business (Tympany), additional contingent consideration in the form of an earn-out will be paid based on the following schedule: 2006 – 35% of net 2006 Tympany revenue, plus 10% of net 2006 hearing aid sales less 105% of a base amount; and 2007 – 20% of the lesser of 2007 or 2006 net Tympany revenue, plus 35% of any excess of 2007 net Tympany revenue over 2006 net Tympany revenue, plus 10% of net 2007 hearing aid sales less 110% of a base amount. Payment will be made in a combination of cash (60%) and Company common stock (40%). As of March 31, 2006, $2,224 pertaining to payments due the former shareholders of Tympany was accrued. The amount payable is currently in dispute with the former owners of Tympany and is expected to be resolved in 2006. As a result of an asset impairment charge taken on this business in the third quarter 2005, the Company will be expensing these earn-out amounts until such time as the expected cash flows from the business will support additional valuation. If that were to occur, the Company would capitalize these earn-out amounts as additional purchase price.

In connection with the Company’s May 2003 acquisition of its Germany-based business (“Sanomed”), additional contingent consideration may be payable based on achievement of targeted net sales for the one year period ending May 31, 2006. The Company is required to remit to the former owners of Sanomed any money collected on certain accounts receivable that were deemed uncollectible prior to the acquisition, and this amount is currently in dispute (see Note 5).

3. INTANGIBLE ASSETS

Changes in goodwill and indefinite-lived intangible assets for the three months ended March 31, 2006 were as follows:

Balance, beginning of period	$29,514
Effect of foreign currency exchange rate changes	198

Balance, end of period	$29,712

Definite-lived intangible assets were as follows:

	Useful Lives	March 31, 2006		December 31, 2005
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Purchased technology and licenses	3-13 years	$3,066	$1,174	$3,066	$1,068
Brand names	3-15 years	2,828	968	2,787	887
Non-compete agreements	5 years	411	244	403	210
Customer databases	2-5 years	330	212	326	196
Distribution agreements	2-5 years	317	292	310	284
Software and other intangibles	1-5 years	222	170	222	158

Total		$7,174	$3,060	$7,114	$2,803

4. LONG-TERM LOAN

The Company obtained a loan from a German bank in 2003 to fund the acquisition of Sanomed. As of March 31, 2006, the balance of the loan was 5,000 Euro ($6,037). The interest rate applicable to the loan is 1.0% above the EURIBOR rate (3.42% as of March 31, 2006). The loan is collateralized by a letter of credit from a U.S. bank, and the Company pledged certain amounts of its cash, cash equivalents and marketable securities as security to obtain a reduced interest rate of 0.6% on this letter of credit. The loan payments are 250 Euro ($302 as of March 31, 2006) per quarter. The effective interest rates on this loan for the three months ended March 31, 2006 and 2005 were 4.16% and 3.91%, respectively.

5. LEGAL PROCEEDINGS

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

In February 2006, the former owners of Sanomed, which the Company acquired in 2003, filed a lawsuit in German civil court claiming that certain deductions made by the Company against certain accounts receivable amounts that were deemed uncollectible prior to the acquisition, but which have been collected and are due the former owners, were improper. The former owners seek damages in the amount of approximately $1,600. The Company filed its statement of defense in April 2006 and oral arguments are expected to occur by June 2006. In addition, as part of the Sanomed purchase contract, the former owners were entitled to earn-out payments based on the achievement of certain revenue milestones. In certain circumstances, the former owners are entitled to these earn-outs irrespective of the achievement of the revenue milestones. One former owner has filed suit against the Company claiming that he was wrongfully terminated and is therefore entitled to his full remaining earn-out of approximately $560.

The Company strongly denies the allegations contained in the ETG and the Sanomed lawsuits and intends to defend itself vigorously; however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect on the Company. The Company establishes liabilities when a particular contingency is probable and estimable. For contingencies noted above, the Company has accrued amounts considered probable and estimable.

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

The Company’s four operating segments include hearing aid operations in North America, Europe and Rest-of World and an auditory testing equipment operation. Inter-segment sales are eliminated in consolidation. This information is used by the chief operating decision maker to assess the segments’ performance and in allocating the Company’s resources. The Company does not allocate hearing aid research and development expenses to its hearing aid business segments. In 2005, the Company determined that the auditory testing equipment operation constituted a separate segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and has revised the segment information for prior periods to conform to the current period presentation.

	Hearing Aid operations			Auditory Testing Equipment	Unallocated	Total
	North America	Europe	Rest-of-world
Three months ended March 31, 2006
Net sales to external customers	$10,275	$9,855	$4,662	$1,090	$—	$25,882
Operating profit (loss)	(1,019)	1,520	541	(753)	(1,765)	(1,476)
Three months ended March 31, 2005
Net sales to external customers	7,737	12,278	4,019	1,857	—	25,891
Operating profit (loss)	(1,855)	2,109	(50)	(1,400)	(2,153)	(3,349)
As of March 31, 2006
Identifiable segment assets	33,058	37,459	14,121	3,228	—	87,866
Goodwill and indefinite-lived intangible assets	2,235	20,420	7,057	—	—	29,712
Long-lived assets	6,901	23,335	9,867	1,971	—	42,074
As of December 31, 2005
Identifiable segment assets	31,771	37,694	13,312	3,987	—	86,764
Goodwill and indefinite-lived intangible assets	2,238	20,031	7,245	—	—	29,514
Long-lived assets	7,294	23,000	10,078	2,225	—	42,597

Long-lived assets consist of property and equipment, definite-lived and indefinite-lived intangible assets, and goodwill. In addition to the U.S., the Company operates in two countries, Germany and Australia, in which assets and net sales were in excess of 10% of consolidated amounts.

7. ACCRUED RESTRUCTURING

In 2005, the Company took actions to improve its profitability, including reducing the size of the management team, restructuring certain operations and eliminating excess facilities, which resulted in the termination of 37 employees. In the third quarter 2005, the Company recorded a restructuring charge of $1,186 mainly related to termination of the management of Tympany and elimination of excess facilities. In the fourth quarter 2005, the Company recorded a restructuring charge of $2,805 mainly related to executive severance packages and employee terminations. Accrued restructuring activity for the three months ended March 31, 2006 consisted of the following:

	Employee Related	Excess Facilities	Total
Balance, December 31, 2005	$2,263	$294	$2,557
Payments	(682)	(112)	(794)

Balance, March 31, 2006	$1,581	$182	$1,763

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands, except per share data)

The following discussion contains forward-looking statements that involve risks and uncertainties. These statements refer to our future results, plans, objectives, expectations and intentions including statements regarding: our mission to improve the quality of life of the hearing impaired; negative factors impacting hearing aid market growth rates today to decrease in importance in the future; hearing aid prices decreasing in the future; hearing aids becoming smaller, less conspicuous and more comfortable through improvements in technology; more people who could benefit from hearing aids actually buying hearing aids in the future; significant growth of the hearing impaired population, particularly as the developed world’s population ages; the market for hearing aids increasing significantly; developing the Innova platform technology into a broad product line of full-featured hearing aids; Ion providing a significant opportunity to increase net sales; Tympany’s unit sales and financial performance improving; improved profitability in each country in which we have a direct operation; sales of Ion being largely incremental; Ion being particularly helpful for first time hearing aid wearers; Ion being smaller, lighter and more powerful than competing open-ear products; becoming more customer-centric; to be the hearing healthcare provider of choice; European sales improving beginning in the second quarter 2006 due to the introduction of Ion; changes in management and sales structure in several European countries resulting in improved performance through 2006; the introduction of Natura Pro late in the second quarter 2006; improving our overall average selling price and positively affecting our gross margin by introducing new products on a periodic basis; unit volume increasing and resulting in better overhead absorption because little incremental overhead will be required to support increased volume; gross margin improvement throughout 2006 depending on overhead absorption, purchased component and assembly costs, sales return rates and degree of off-shore outsourcing; increased net sales and decreased selling, general and administrative expense resulting in selling, general and administrative expense decreasing as a percentage of net sales beginning in the second quarter 2006; research and development expense increasing in 2006 in support of new product introductions; introduction of new products this year; expensing of Tympany earn-out payments until expected cash flows support additional valuation, at which time earn-out payments would be capitalized; other income/expense being relatively minimal per quarter in 2006; financial instrument and customer credit risks; settlement payments; and sufficiency of cash to fund our operations in 2006. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements.

Factors that could contribute to these differences include, but are not limited to, the following risks: we have a history of losses and negative cash flow; we face aggressive competition in our business, mainly from six substantially larger competitors; our financial results and stock price have fluctuated in the past and may fluctuate in the future; acquisitions could be difficult to integrate, disrupt our business, result in litigation, dilute the equity of our shareholders and subject us to amortization expense and/or write-down of intangible assets; our internal control over financial reporting may not be considered effective; we may lose a large customer or suffer a reduction in orders from a large customer and may be unable to collect significant receivable balances; we rely on several suppliers and contractors who may be unwilling or unable to meet our product, service or contracting requirements; we have high rates of returns, remakes and repairs; we must have innovative, technologically superior products to compete effectively and gain market share; our products, due to their complexity, may contain errors or defects that are discovered by our customers, thus harming our reputation and business; we may have issues with infringing on others’ intellectual property; we may have issues protecting our proprietary technology; we are dependent on international operations, particularly in Germany and Australia, which exposes us to a variety of risks that could result in lower international sales; new accounting rules relating to stock-based compensation will negatively affect our results beginning in 2006; we could be sued for product liability; we could suffer penalties, injunctions or fines if we fail to comply with U.S. Food and Drug Administration regulations or various sales related laws; our stock price could suffer due to sales of stock by our directors and officers; and provisions in our charter documents, shareholder rights plan and Delaware law could deter any takeover of the Company. These factors are discussed in detail in the section titled, “Factors That May Affect Future Performance” included in Item 1-A of our Annual Report on Form 10-K for the year ended December 31, 2005. Investors should understand that it is not possible to predict or identify all such factors that could cause actual results to differ from expectations, and we are under no obligation to update these factors.

OVERVIEW

Sonic Innovations Inc. is a hearing healthcare company. We design, develop, manufacture and market advanced digital hearing aids intended to provide the highest levels of satisfaction for hearing impaired consumers and proprietary auditory testing equipment that automates the four most commonly performed hearing tests. We have developed patented DSP technologies based on what we believe is an advanced understanding of human hearing. In those countries where we have direct (owned) operations, we sell our products to hearing care professionals or directly to hearing impaired consumers. In other parts of the world where we do not have direct operations, we sell principally to distributors. From our inception, we have focused on the therapeutic side of hearing care by developing high-performance digital hearing aids. In December 2004, we acquired Tympany, Inc. (“Tympany”), which enabled us to offer hearing diagnostic equipment to further help hearing impaired individuals. Our mission is to improve the quality of life of the hearing impaired.

Market

The hearing aid market is large at both the wholesale (manufacturing) level (over $2.0 billion) and the retail level (over $5.0 billion). It is estimated less than 24% of those who could benefit from a hearing aid actually own one. There are many factors that cause this low market penetration rate, such as the high cost of hearing aids, the stigma associated with wearing hearing aids, and the discomfort of wearing hearing aids. We believe that these negative factors will decrease in importance in the future because we expect prices to decline and the stigma aspect to decrease as improvements in technology make the devices smaller, less conspicuous and more comfortable and as hearing loss becomes more prevalent in society. Therefore, in the future, we expect that more people who could benefit from hearing aids will buy them, and we believe that the growth rate of the hearing impaired population will be significant, particularly as the developed world’s population ages. As a result, we believe the market for hearing aids will increase significantly in the future. The following conditions in our market are affecting us in a negative way currently:

•	Competition is intense and new product offerings by our competitors are coming to market more quickly than in the past.

•	The performance, features and quality of lower-priced products continue to improve, which attracts more customers to these lower-priced products resulting in a lower overall average selling price.

•	The rate of transition from analog to digital hearing aids has slowed considerably because digital devices now represent a very significant percentage in most developed markets. For example, in the United States digital hearing aids now represent 89% of the market.

•	Economic conditions worldwide for the elderly cause them to defer the purchase of a new hearing aid.

•	Many consumers feel that hearing aids are simply too expensive and cannot justify purchase on a cost-benefit basis.

•	The available market continues to shrink as our competitors implement vertical integration strategies and buying groups limit the number of manufacturers with whom they do business.

Product Developments

In 2005, we introduced our Innova product family of hearing aids based on a new technology platform that improved upon our two strongest existing features – noise reduction and directionality. Noise reduction allows the hearing aid to reduce background noise so that speech sounds are clearer. We have the only omni-directional hearing aid that has been clinically proven to improve speech intelligibility with background noise present. Directionality allows the hearing aid wearer to better understand speech sounds through the use of directional microphones in the device. We launched Innova in the second quarter 2005 in English speaking countries and by the end of 2005 in non-English speaking countries. The Innova technology platform provides us the opportunity to develop a broad product line of full-featured hearing aids that can allow us to compete effectively at more price points of the hearing aid market. In November 2005, we launched our Applause product line on a worldwide basis. Applause is a mid-range product brand on the Innova technology platform. In March 2006, we introduced our first “open-ear” product, Ion, which is based on the Innova technology platform. Open-ear products generally eliminate the effect of occlusion because there is no ear-mold involved, rather these products have an ear-bud that allows air into the ear. The market for open-ear products, which have been in the market more than a year, is growing very rapidly. We believe that Ion will provide us a significant opportunity to increase our net sales.

Distribution Developments

We are competing in an industry that includes six much larger competitors who have significantly more resources and have established relationships and reputations. Their product offerings are broad and their infrastructure and marketing and distribution capabilities are well established, and they continue to vertically integrate. This makes it difficult for us to compete in the traditional distribution fashion. For this reason, we are interested in non-traditional distribution methods. We believe we are making progress with this strategy in several countries. In Germany, we sell direct to the consumer and use the ear-nose-throat (“ENT”) doctor to perform the hearing aid fitting. In Australia and Switzerland, we sell direct to the consumer through retail stores. In Austria, our largest customer is a chain of electronics stores that also sells hearing aids. In the Netherlands, our largest customer is a chain of optical stores that also sells hearing aids. As a result of our purchase of Tympany in December 2004, we sell an auditory testing device, the Otogram, to primary care physicians, ENT doctors, audiologists and hearing instrument specialists.

Financial Results

Our financial results in the first quarter 2006 improved from the first quarter 2005 and the fourth quarter 2005 as a result of the following:

•	We introduced our open-ear product, Ion, in March 2006. This is a new product category for us, so we believe that sales of this product will be largely incremental. In addition, the open-ear segment of the market appears to be the only growing segment of the hearing aid market. Some customers estimate that open-ear products now comprise some 20% plus of their total sales. This product is particularly helpful for first time hearing aid wearers who experience a high-frequency hearing loss, and Ion is targeted to aging baby-boomers. We believe Ion is smaller, lighter and yet more powerful than competing open-ear products.

•	We restructured our Tympany operation in late 2005. While we continue to incur operating losses, we expect unit sales to improve as a result of changing our strategy from placing Otograms with the primary care physician and charging a per procedure fee to selling Otograms to the primary care physician, the ENT doctor, the audiologist and the hearing instrument specialist. It is difficult to sell the Otogram to the primary care physician who has limited experience dealing with hearing loss. The ENT doctor, audiologist and hearing instrument specialist are the experts in hearing, and we believe they will see the value of the Otogram. We are hopeful that this change in strategy will result in a further improvement in the financial performance of our Tympany operation.

•	We reorganized our executive management team and reduced executive overhead and replaced general or sales management in each of our three major geographies – the U.S., Germany and Australia - in late 2005.

•	We have a business plan focused on enhancing our profitability and have adjusted our business operation by country such that we are planning to improve our profitability in each country in which we have a direct operation.

•	We introduced our high-end Innova product late in 2005 in Europe, which meant Innova was available on a worldwide basis.

•	We introduced our new mid-range product, Applause, on a worldwide basis late in 2005.

•	We have increased our management and operational focus on our product distribution channels. In addition, we are increasing our efforts to become more customer-centric. Our goal is to be the hearing healthcare provider of choice to customers who value unparalleled levels of service and quality, great products and competitive pricing.

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations information for the periods indicated expressed as a percentage of net sales.

	For three months ended March 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	44.8	46.5

Gross profit	55.2	53.5
Selling, general and administrative expense	51.5	57.3
Research and development expense	8.0	9.1
Asset impairment charge	1.5	0.0

Operating loss	(5.8)	(12.9)
Other income (expense), net	0.3	(0.2)

Loss before income taxes	(5.5)	(13.1)
Provision for income taxes	0.7	0.3

Net loss	(6.2)%	(13.4)%

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of the related sale. Net sales by reportable operating segment were as follows:

	Three months ended March 31,
	2006	2005	Change
Hearing aids:
North America	$10,275	$7,737	33%
Europe	9,855	12,278	(19)
Rest-of-world	4,662	4,019	16
Auditory testing equipment	1,090	1,857	(41)

Total	$25,882	$25,891	0%

Net sales in the first quarter 2006 were $25,882, which was about equal to first quarter 2005 net sales of $25,891. Hearing aid sales were up $758, or 3%, and auditory testing equipment sales were down $767, or 41%.

North American hearing aid sales in the first quarter 2006 of $10,275 were up $2,538, or 33%, from last year’s first quarter sales level of $7,737. First quarter 2006 U.S. sales increased by 33% and Canadian sales increased by 34% over last year’s first quarter levels. These significant improvements were the result of new sales leadership, sales process improvements and the introduction of our new open-ear product, Ion, which was introduced in March 2006. Open-ear is a whole new product category, or market segment, for us, which should result in incremental sales.

European hearing aid sales of $9,855 in the first quarter 2006 were down $2,423, or 19%, from record first quarter 2005 sales of $12,278 mainly as a result of the unfavorable effect of foreign currency translation due to the stronger U.S. dollar and decreased sales in Germany, which had enjoyed a high level of sales in the first quarter 2005. Sales in the balance of Europe were also down from the first quarter 2005 to the first quarter 2006, but we expect that Ion, which was introduced in all of Europe in April 2006, will result in higher sales levels beginning in the second quarter 2006. In addition, changes in the management and sales structure and the addition of sales people in several countries, most particularly Germany, should result in improved performance through the balance of 2006.

Rest-of-world hearing aid sales of $4,662 in the first quarter 2006 were up $643, or 16%, from first quarter 2005 sales of $4,019 as Australian sales benefited from new leadership and new sales and marketing programs.

As of April 2006, we have launched our Ion product worldwide, and we expect to launch our new Natura line, Natura Pro, late in the second quarter 2006.

Auditory testing equipment (Tympany) sales of $1,090 in the first quarter 2006 were down $767, or 41%, from first quarter 2005 sales of $1,857. The first quarter 2005 figure included the recognition of $1,309 of revenue pertaining to upgraded Otograms that had been deferred at the time of our acquisition of Tympany in December 2004. Excluding this, auditory testing equipment sales would have increased by $542 million, or 99%.

We generally have a 60-day return policy for our hearing aids. Provisions for sales returns were $3,737 and $2,775 in the first quarter 2006 and 2005, respectively. Actual sales returns were $2,333 and $2,732 in the first quarter 2006 and 2005, respectively. The increase in the provision was principally the result of increased sales in the U.S., particularly sales of Ion, which was introduced in March 2006. We believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations. In Germany, Australia, Switzerland and a portion of the Netherlands, sales are at the retail level and are recognized upon customer acceptance, and therefore, sales returns in these countries are considerably lower than in the balance of our business.

Gross Profit. Cost of sales primarily consists of manufacturing costs, royalty expenses, quality costs and costs associated with product remakes and repairs (warranty). Gross profit and gross margin by reportable operating segment were as follows:

	Three months ended March 31,
	2006		2005
Hearing aids:
North America	$5,168	50.3%	$4,476	57.8%
Europe	5,219	52.9	6,216	50.6
Rest-of-world	3,238	69.5	2,674	66.5
Auditory testing equipment	658	60.4	491	26.4

Total	$14,283	55.2%	$13,857	53.5%

Gross profit in the first quarter 2006 of $14,283 was up 3% from last year’s first quarter level of $13,857 and first quarter gross margin of 55.2% increased from gross margin of 53.5% in last year’s first quarter, primarily due to the elimination of $1,309 of low margin Tympany upgrade revenue, which had been deferred at the time of the acquisition in December 2004 and was recognized in the first quarter 2005. The decrease in the U.S. gross margin resulted mainly from the sales mix of products sold and an increase in warranty expense.

Provision for warranty cost increased from $994 in the first quarter 2005 to $1,412 in the first quarter 2006. Actual warranty expenditures were $1,070 and $1,220 in the first quarter 2006 and 2005, respectively. The increase in the provision from first quarter 2005 to first quarter 2006 was mainly due to increased sales in the U.S. and, specifically, increased sales of newer products, which generally have longer warranty periods.

We expect that competitive pricing will continue to put pressure on our selling prices and gross margin. If we are able to continue to introduce new products on a periodic basis, we are hopeful that we can maintain or improve our overall average selling price and positively affect our gross margin. We expect to increase our unit volume in 2006, and we believe that little additional overhead will be required by manufacturing operations to support increasing volume. This, in combination with expected reduced purchased component and assembly costs, lower sales return rates and more off-shore outsourcing, should result in our gross margin improving during 2006.

Selling, General and Administrative. Selling, general and administrative expense primarily consists of wages and benefits for sales and marketing personnel, sales commissions, promotions and advertising, marketing support, distribution and administrative expenses.

Selling, general and administrative expense in dollars and as a percent of sales by reportable operating segment was as follows:

	Three months ended March 31,
	2006		2005
Hearing aids:
North America	$6,187	60.2%	$6,331	81.8%
Europe	3,699	37.5	4,107	33.5
Rest-of-world	2,697	57.8	2,724	67.8
Auditory testing equipment	736	67.6	1,692	91.1

Total	$13,319	51.5%	$14,854	57.3%

Selling, general and administrative expense in the first quarter 2006 of $13,319 was down $1,535, or 10%, from last year’s first quarter level of $14,854 and selling, general and administrative expense as percentage of sales decreased from 57.3% in the first quarter 2005 to 51.5% in the first quarter 2006 principally as a result of current period benefits from the restructuring activities that were undertaken in the second half of 2005 and lower spending to introduce Ion in the first quarter 2006 compared to introducing Innova in the first quarter 2005. We expect a combination of increased net sales and decreased selling, general and administrative expense beginning in the second quarter 2006 to result in selling, general and administrative expense as a percentage of net sales decreasing.

Research and Development. Research and development expense primarily consists of wages and benefits for research and development, engineering, regulatory and clinical personnel and also includes consulting, intellectual property, clinical studies and engineering support costs. Research and development expense in the first quarter 2006 of $2,059 decreased by $293, or 12%, from last year’s first quarter level of $2,352 mainly as a result of the cost of developing Innova, which was introduced last year in the first quarter, versus the cost of developing Ion, which was introduced in this year’s first quarter.

As a percentage of sales, research and development expenses went from 9.1% in the first quarter 2005 to 8.0% in the first quarter 2006. We expect research and development expense to increase in dollars as we are working to speed development of several new products to be introduced later this year.

Asset Impairment. As a result of an asset impairment charge taken on the auditory testing equipment operating segment (Tympany) in the third quarter 2005, we have expensed the first quarter 2006 Tympany earn-out of $381. We will continue to expense these earn-out payments until such time as the expected cash flows from the business can support additional valuation. If that were to occur, we would capitalize these earn-out amounts as additional purchase price.

Other Income/Expense. Other income/expense primarily consisted of foreign currency gains and losses and interest income and interest expense. Other income was $69 in the first quarter 2006 compared to other expense of $40 in the first quarter 2005. The first quarter 2005 included foreign currency translation losses pertaining to intercompany balances of $192.

Provision for Income Taxes. Provision is made for taxes on pre-tax income. In some jurisdictions net operating loss carryforwards reduce or offset tax provisions. We had an income tax provision in the first quarter 2006 of $172, which resulted from pre-tax profits in Germany, compared to an income tax provision of $88 in the first quarter 2005. Income taxes on profits in the U.S. and a number of our foreign subsidiaries are currently negated by our net operating loss carryforwards, which total approximately $44,500. Our effective tax rate going forward will depend mainly on our profitability in Germany, where we do not have a net operating loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $848 for the three months ended March 31, 2006. Negative cash flow resulted from the net loss of $1,579, as positively affected by certain non-cash expenses including depreciation and amortization of $1,213, stock-based compensation of $245, an asset impairment charge of $381and foreign currency losses of $23. Negative cash flow also resulted from an increase in accounts receivable of $1,293 and an increase in other assets of $76. These negative cash flow items were offset by cash provided by increases in accounts payable, accrued expenses and deferred revenue of $1,431, a decrease in inventories of $234 and a decrease in prepaid expenses and other of $269. The increase in accounts payable, accrued expenses and deferred revenue includes the net accrued earn-out to the former owners of Tympany.

Net cash used in investing activities of $1,139 for the three months ended March 31, 2006 resulted from an increase in customer advances of $619 and purchases of property and equipment of $520.

Net cash provided by financing activities of $1,196 for the three months ended March 31, 2006 resulted from stock option exercises of $573 and net proceeds from restricted cash, cash equivalents and marketable securities of $923. These positive cash flow items were partially offset by loan principal payments of $300.

Our cash and marketable securities, including restricted amounts, totaled $16,231 as of March 31, 2006. We have a number of items that will negatively affect our cash balance in 2006. The more significant items follow:

•	We will make cash payments for restructuring charges accrued in 2005.

•	We will make payments on our long-term loan.

•	We will make earn-out payments in connection with previous acquisitions.

In addition, we may make (i) settlement payments regarding our disputes with ETG and the former owners of Sanomed; (ii) acquisitions of complementary businesses and (iii) customer loans. We believe that our cash and marketable securities balance will be adequate to meet our operating, working capital and investment requirements for 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaced APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate affected by a change in accounting principle, and that a correction of an error in previously issued financial statements be termed a “restatement.” SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on our results of operations and financial position.

In November 2005, the FASB issued FASB Staff Position No. FAS 115-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FAS 115-1), which provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure requirements for investments in unrealized loss positions as outlined in Emerging Issues Task Force Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments.” The adoption of FAS 115-1did not have a material effect on our results of operations and financial position.

In the first quarter 2006, there were no accounting standards issued that would have a material effect on our results of operations and financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS (Amounts in thousands)

Interest Rate Risk. We generally invest our cash in money market funds, U.S. government obligations and investment grade corporate debt securities, which we believe are subject to minimal credit and market risk considering that they are relatively short-term (expected maturities of 18 months or less from date of purchase) and provided that we hold them to maturity, which is our intention.

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

Foreign Currency Risk. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S., and from intercompany account balances between our U.S. parent and our non-U.S. subsidiaries. In the first quarter 2006, approximately 61% of our net sales and 46% of our operating expenses were denominated in currencies other than the U.S. dollar. Inventory purchases were transacted primarily in U.S. dollars. The local currency of each foreign subsidiary is considered the functional currency, and revenue and expenses are translated at average exchange rates for the reported periods. Therefore, our foreign sales and expenses will be higher in a period in which there is a weakening of the U.S. dollar and will be lower in a period in which there is a strengthening of the U.S. dollar. The Euro and Australian dollar are our most significant foreign currencies. Given the uncertainty of exchange rate fluctuations and the varying performance of our foreign subsidiaries, we cannot estimate the affect of these fluctuations on our future business, results of operations and financial condition. Fluctuations in the exchange rates between the U.S. dollar and other currencies could effectively increase or decrease the selling prices of our products in international markets where the prices of our products are denominated in U.S. dollars. We regularly monitor our foreign currency risks and may take measures to reduce the impact of foreign exchange fluctuations on our operating results. To date, we have not used derivative financial instruments for hedging, trading or speculating on foreign currency exchange, except to hedge intercompany balances.

For the three months ended March 31, 2006 and 2005, average currency exchange rates to convert one U.S. dollar into each local currency for which we had sales greater than 10% of consolidated net sales were as follows:

	2006	2005
Euro	0.83	0.76
Australian dollar	1.35	1.29

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In February 2006, the former owners of Sanomed, which we acquired in May 2003, filed a lawsuit in German civil court claiming that certain deductions made by us against accounts receivable amounts that were deemed uncollectible prior to the acquisition but which have been collected and are due the former owners were improper. The former owners seek damages in the amount of approximately $1,600. We filed our statement of defense in April 2006 and oral arguments are expected to occur by June 2006. In addition, as part of the Sanomed purchase contract, the former owners were entitled to an earn-out payment based on the achievement of certain revenue milestones. In certain circumstances, the former owners are entitled to these earn-outs irrespective of the achievement of the revenue milestones. One former owner has filed suit against us claiming that he was wrongfully terminated and is therefore entitled to his full earn-out amounting to approximately $560.

See Note 5 to the consolidated financial statements for additional discussion of legal proceedings.

ITEM 1-A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1-A, “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, results of operations and financial position. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations and financial position.

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

Date: May 10, 2006

/s/ STEPHEN L. WILSON
Stephen L. Wilson
Senior Vice President and Chief Financial Officer and Secretary