Form 10-Q
period 2006-06-30
SONIC INNOVATIONS INC
filed 2006-08-09
CIK 1105982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of August 8, 2006, there were 22,293,106 shares of the registrant’s $0.001 par value common stock outstanding.

SONIC INNOVATIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$10,612	$7,865
Restricted cash, cash equivalents and marketable securities	6,618	8,384
Accounts receivable, net of allowance for doubtful accounts of $1,307 and $1,605	16,497	14,870
Inventories	10,327	10,234
Prepaid expenses and other	2,319	2,168

Total current assets	46,373	43,521
Property and equipment, net of accumulated depreciation and amortization of $16,881 and $15,962	7,884	8,772
Goodwill and indefinite-lived intangible assets	30,805	29,514
Definite-lived intangible assets, net	3,997	4,311
Other assets	1,238	646

Total assets	$90,297	$86,764

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term loan	$1,256	$1,184
Payable to former owners of acquired business	2,564	1,843
Accounts payable	6,639	7,346
Accrued payroll and related expenses	3,939	3,221
Accrued restructuring	1,585	2,557
Accrued warranty	5,679	4,922
Deferred revenue	3,402	3,288
Other accrued liabilities	4,297	3,283

Total current liabilities	29,361	27,644
Long-term loan, net of current portion	4,706	5,033
Deferred revenue, net of current portion	3,989	3,969
Other liabilities	412	347

Total liabilities	38,468	36,993
Shareholders’ equity:
Common stock	23	22
Additional paid-in capital	121,582	120,578
Deferred stock-based compensation	—	(1,270)
Accumulated deficit	(71,670)	(70,405)
Accumulated other comprehensive income	5,667	4,619
Treasury stock, at cost	(3,773)	(3,773)

Total shareholders’ equity	51,829	49,771

Total liabilities and shareholders’ equity	$90,297	$86,764

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net sales	$27,101	$30,185	$52,983	$56,076
Cost of sales	11,733	13,419	23,332	25,453

Gross profit	15,368	16,766	29,651	30,623
Selling, general and administrative expense	12,952	14,660	26,271	29,514
Research and development expense	2,302	2,136	4,361	4,488
Asset impairment charge	340	—	721	—

Operating loss	(226)	(30)	(1,702)	(3,379)
Other income, net	455	128	524	88

Income (loss) before income taxes	229	98	(1,178)	(3,291)
Provision (benefit) for income taxes	(85)	(165)	87	(77)

Net income (loss)	$314	$263	$(1,265)	$(3,214)

Earnings (loss) per common share:
Basic	$0.01	$0.01	$(0.06)	$(0.15)

Diluted	$0.01	$0.01	$(0.06)	$(0.15)

Weighted average number of common shares outstanding:
Basic	22,119	21,289	21,986	21,252

Diluted	23,061	21,984	21,986	21,252

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,265)	$(3,214)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,326	2,767
Stock-based compensation expense	475	159
Foreign currency losses (gains)	(353)	498
Changes in assets and liabilities:
Accounts receivable	(1,062)	(3,617)
Inventories	82	(3,105)
Prepaid expenses and other	393	(234)
Other assets	303	(226)
Accounts payable, accrued liabilities and deferred revenue	1,035	(2,102)

Net cash provided by (used in) operating activities	1,934	(9,074)
Cash flows from investing activities:
Payments related to acquisitions	—	(1,047)
Purchases of property and equipment	(944)	(1,730)
Investments and advances, net	(1,386)	348
Proceeds from maturities of marketable securities	—	6,851

Net cash provided by (used in) investing activities	(2,330)	4,422
Cash flows from financing activities:
Principal payments on long-term loan	(614)	(644)
Proceeds from borrowings on line of credit, net	—	639
Decrease in restricted cash, cash equivalents and marketable securities, net	1,766	174
Proceeds from pre-acquisition receivables payable to former owners of acquired business, net of payments and taxes	—	2,979
Proceeds from exercise of stock options and employee stock purchases	1,800	484

Net cash provided by financing activities	2,952	3,632
Effect of exchange rate changes on cash and cash equivalents	191	(579)

Net increase (decrease) in cash and cash equivalents	2,747	(1,599)
Cash and cash equivalents, beginning of the period	7,865	8,221

Cash and cash equivalents, end of the period	$10,612	$6,622

Supplemental cash flow information:
Cash paid for interest	$130	$138
Cash paid for (refunded from) income taxes	(104)	1,081

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the full year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

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

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Balance, beginning of period	$4,872	$2,858	$3,468	$2,815
Provisions	3,538	5,355	7,275	8,130
Returns processed	(4,139)	(4,325)	(6,472)	(7,057)

Balance, end of period	$4,271	$3,888	$4,271	$3,888

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

Accrued warranty costs were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Balance, beginning of period	$5,264	$4,300	$4,922	$4,526
Provisions	1,360	1,679	2,775	2,673
Costs incurred	(945)	(1,287)	(2,018)	(2,507)

Balance, end of period	$5,679	$4,692	$5,679	$4,692

Marketable Securities. The Company designates the classification of its marketable securities at the time of purchase and re-evaluates this designation as of each balance sheet date. As of June 30, 2006 and December 31, 2005, marketable securities consisted of U.S. government obligations classified as held-to-maturity and were presented at amortized cost, which approximated market value. The amortized cost of U.S. government obligations is adjusted for amortization of premiums and accretion of discounts to maturity. A decline in the market value below cost that is deemed other than temporary is charged to operations resulting in the establishment of a new cost basis. For the three and six months ended June 30, 2006 and 2005, the Company did not experience any declines in market value which were deemed other than temporary.

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

	June 30, 2006	December 31, 2005
Raw materials and components	$6,039	$6,029
Work in progress	185	101
Finished goods	4,103	4,104

Total	$10,327	$10,234

Comprehensive Income (Loss). Comprehensive income (loss) includes net loss plus the results of certain changes in shareholders’ equity that are not reflected in the results of operations. Comprehensive income (loss) consisted solely of changes in foreign currency translation adjustments, which were not adjusted for income taxes as they related to specific indefinite investments in foreign subsidiaries.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income (loss)	$314	$263	$(1,265)	$(3,214)
Foreign currency translation adjustments	880	(1,209)	1,048	(2,327)

Comprehensive income (loss)	$1,194	$(946)	$(217)	$(5,541)

Stock-Based Compensation. Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation. The adoption of SFAS No. 123R decreased net income by $97 and $191 for the three and six month periods ended June 30, 2006, respectively.

The Company’s 2000 Stock Plan provides for the issuance of a maximum of 9,787 shares of common stock and contains an evergreen provision that allows the Board of Directors to annually increase the number of shares available by the lesser of (i) 5% of the total outstanding shares, (ii) 789 shares, or (iii) a lesser amount as determined by the Board. As of June 30, 2006, there were 2,585 shares available for grant under the plan. The plan allows for the grant of incentive or unqualified stock options, stock purchase rights and restricted stock and is administered by the Board who determines the type, quantity, terms and conditions of any award, including any vesting conditions. Restricted stock and stock options generally vest ratably over a four year service period, and stock options expire ten years from the date of grant. The exercise price of stock options granted is equivalent to the fair market value of the stock at the date of grant. The Company also has an Employee Stock Purchase Plan under which shares of common stock may be purchased by eligible employees. Share purchases under the Employee Stock Purchase Plan were temporarily suspended by the Board in December 2005.

Under SFAS No. 123R, the fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model. Expected option lives and volatilities used in fair value calculations are based on historical Company data and the related expense is recognized on a straight-line basis over the vesting period. The Company did not grant any stock options in the three and six month periods ended June 30, 2006. The fair value of stock options granted in 2005 was estimated on the date of grant based on a risk free rate of return of 3.8%, an expected dividend yield of 0.0%, volatility of 74% and an expected life of 5 years. A summary of stock option activity for the six months ended June 30, 2006 was as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($000’s)
Options outstanding as of December 31, 2005	4,639	$4.64
Plus: Options granted	—	—
Less:
Options exercised	(522)	3.73
Options canceled or expired	(605)	5.94

Options outstanding as of June 30, 2006	3,512	4.56	5.89	$2,685

Options exercisable as of June 30, 2006	3,096	4.70	5.50	2,268

Share-based compensation expense pertaining to stock options of $97 and $191 for the three and six months ended June 30, 2006, respectively was recorded in cost of sales, selling general and administrative expense and research and development expense. As of June 30, 2006, there was $671 of unrecognized share-based compensation expense related to options that will be recognized over a weighted-average period of 1.5 years. An annual forfeiture rate of 4.9%, as determined using historical data, was utilized in calculating stock option expense.

Restricted stock is issued on the date of grant. A summary of restricted stock activity for the six months ended June 30, 2006 was as follows:

	Number of shares	Weighted average grant date fair value
Unvested as of December 31, 2005	358	$4.54
Plus: Awards granted	240	4.59
Less:
Awards vested	(85)	4.61
Awards canceled or expired	(33)	4.64

Unvested as of June 30, 2006	480	4.55

Share-based compensation expense pertaining to restricted stock of $133 and $284 for the three and six month periods ended June 30, 2006, respectively was recorded in cost of sales, selling general and administrative expense and research and development expense. The fair market value of restricted stock on the date of grant is amortized to expense evenly over the restriction period. An annual forfeiture rate of 4.9%, as determined using historical data, was utilized in calculating restricted stock expense. As of June 30, 2006, there was $1,809 of unrecognized stock-based compensation expense related to unvested restricted stock that will be recognized over a weighted average period of 1.9 years. The fair value of restricted shares that vested during the six months ended June 30, 2006 was $388.

Share-based awards granted prior to the Company’s adoption of SFAS No. 123R were accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no stock-based compensation expense was reflected in the statement of operations for the three and six month periods ended June 30, 2005, as all options granted by the Company had exercise prices equal to the market value of the underlying common stock on the date of grant. In anticipation of adopting SFAS No. 123R, the Company accelerated the vesting of certain unvested stock options in December 2004. The remaining unvested options as of December 2004 and options granted in 2005 were valued using the valuation principles of SFAS No. 123 “Accounting For Stock-Based Compensation.”

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for periods presented prior to the Company’s adoption of SFAS No. 123R:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income (loss) as reported	$263	$(3,214)
Add: Stock-based compensation included in reported net income (loss)	95	159
Deduct: Stock-based compensation expense determined under the fair value method	(222)	(592)

Pro forma net income (loss)	$136	$(3,647)

Basic and diluted earnings (loss) per common share as reported	$0.01	$(0.15)

Pro forma basic and diluted earnings (loss) per common share	$0.01	$(0.17)

Earnings (Loss) Per Common Share. Basic earnings (loss) per common share is calculated based upon the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based upon the weighted average number of shares of common stock outstanding, plus the dilutive effect of common stock equivalents calculated using the treasury stock method.

Dilutive common stock equivalents for the three months ended June 30, 2006 and 2005 consisted of 942 and 695 shares, respectively. Antidilutive common stock equivalents of 1,252 and 2,322 for the three months ended June 30, 2006 and 2005, respectively, were excluded from the diluted loss per share calculations. Antidilutive common stock equivalents of 4,507 and 4,634 for the six months ended June 30, 2006 and 2005, respectively were excluded from the diluted loss per share calculations.

New Accounting Pronouncements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 will be effective in the first quarter of 2007, and the Company is currently evaluating the provisions of FIN 48 and the effect it may have on its results of operations and financial position.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective as of January 1, 2007, and the Company is currently evaluating the provisions of EITF 06-03 and the effect it may have on its results of operations and financial position.

2. ACQUISITIONS

In connection with the Company’s December 2004 acquisition of its auditory testing equipment business (Tympany), additional contingent consideration in the form of an earn-out will be paid based on the following schedule: 2006 – 35% of net 2006 Tympany revenue, plus 10% of net 2006 hearing aid sales less 105% of a base amount; and 2007 – 20% of the lesser of 2007 or 2006 net Tympany revenue, plus 35% of any excess of 2007 net Tympany revenue over 2006 net Tympany revenue, plus 10% of net 2007 hearing aid sales less 110% of a base amount. Payment will be made in a combination of cash (60%) and Company common stock (40%). As of June 30, 2006, $2,564 pertaining to such earn-outs was accrued. The earn-out amount payable is in dispute with the former owners of Tympany and is expected to be resolved in 2006. As a result of an asset impairment charge taken on this business in the third quarter 2005, the Company has and will continue to expense these earn-out amounts.

3. INTANGIBLE ASSETS

Changes in goodwill and indefinite-lived intangible assets for the six months ended June 30, 2006 were as follows:

Balance, beginning of period	$29,514
Effect of foreign currency exchange rate changes	1,291

Balance, end of period	$30,805

Definite-lived intangible assets were as follows:

	Useful Lives	June 30, 2006		December 31, 2005
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Purchased technology and licenses	3-13 years	$3,066	$1,241	$3,066	$1,068
Brand names	3-15 years	2,932	1,077	2,787	887
Non-compete agreements	5 years	427	274	403	210
Customer databases	2-5 years	344	245	326	196
Distribution agreements	2-5 years	328	305	310	284
Software and other intangibles	1-5 years	231	189	222	158

Total		$7,328	$3,331	$7,114	$2,803

4. LONG-TERM LOAN

The Company obtained a loan from a German bank in 2003 to fund the acquisition of its German business. As of June 30, 2006, the balance of the loan was 4,750 Euro ($5,962). The interest rate applicable to the loan is 1.0% above the EURIBOR rate (3.84% as of June 30, 2006). The loan is collateralized by a letter of credit from a U.S. bank, and the Company pledged certain amounts of its cash, cash equivalents and marketable securities as security to obtain a reduced interest rate of 0.6% on this letter of credit. The loan payments are 250 Euro ($314 as of June 30, 2006) per quarter. The effective interest rates on this loan for the six months ended June 30, 2006 and 2005 were 4.28% and 3.92%, respectively.

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

In February 2006, the former owners of Sanomed, which the Company acquired in 2003, filed a lawsuit in German civil court claiming that certain deductions made by the Company against certain accounts receivable amounts that were deemed uncollectible prior to the acquisition, but which have been collected and are due the former owners, were improper. The former owners seek damages in the amount of approximately $1,682. The Company filed its statement of defense in April 2006 and oral arguments are scheduled on August 16, 2006. In addition, as part of the Sanomed purchase agreement the former owners were entitled to earn-out payments based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to these earn-outs irrespective of the achievement of the revenue milestones. The former owners filed suit against the Company claiming that they are entitled to their full remaining earn-out of approximately $1,900.

The Company strongly denies the allegations contained in the ETG and the Sanomed lawsuits and intends to defend itself vigorously; however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect on the Company. The Company establishes liabilities when a particular contingency is probable and estimable. For certain contingencies noted above, the Company has accrued amounts considered probable and estimable.

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

6. ACCRUED OTHER AND RESTRUCTURING

In 2005, the Company took actions to improve its profitability, including reducing the size of the management team, restructuring certain operations and eliminating excess facilities, which resulted in the termination of 37 employees. In the third quarter 2005, the Company recorded a restructuring charge of $1,186 mainly related to termination of the management of Tympany and elimination of excess facilities. In the fourth quarter 2005, the Company recorded a restructuring charge of $2,805 mainly related to executive severance packages and employee terminations. Accrued restructuring activity for the six months ended June 30, 2006 consisted of the following:

	Employee Related	Excess Facilities	Total
Balance, December 31, 2005	$2,263	$294	$2,557
Payments	(842)	(130)	(972)

Balance, June 30, 2006	$1,421	$164	$1,585

The Company also accrued $300 in the three months ended June 30, 2006 related to the severance for the previous Chief Financial Officer.

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

8. SUBSEQUENT EVENT

The Company has entered into definitive agreements for the private placement of 3.2 million shares of common stock to a group of new and existing institutional investors for $12.0 million in gross proceeds. The Company expects to close the transaction on or prior to August 18, 2006, subject to customary closing conditions. The Company intends to use the net proceeds from the private placement to expand its global retail operations.

The shares sold in the private placement have not been registered under the Securities Act of 1933, as amended, or state securities laws and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from applicable registration requirements. The shares were offered and sold only to institutional investors. The Company has agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issued in the private placement.

In 2005, the Company determined that the auditory testing equipment operation constituted a separate segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and has revised the segment information for prior periods to conform to the current period presentation.

	Hearing Aids			Auditory Testing Equipment	Unallocated	Total
	North America	Europe	Rest-of-world
Three months ended June 30, 2006
Net sales to external customers	$10,908	$9,582	$5,641	$970	$—	$27,101
Operating profit (loss)	460	1,138	900	(668)	(2,056)	(226)
Three months ended June 30, 2005
Net sales to external customers	$11,685	$11,926	$5,004	$1,570	$—	$30,185
Operating profit (loss)	801	1,929	474	(1,409)	(1,825)	(30)
Six months ended June 30, 2006
Net sales to external customers	$21,183	$19,437	$10,303	$2,060	$—	$52,983
Operating profit (loss)	(559)	2,658	1,441	(1,421)	(3,821)	(1,702)
Six months ended June 30, 2005
Net sales to external customers	$19,422	$24,204	$9,023	$3,427	$—	$56,076
Operating profit (loss)	(1,054)	4,038	424	(2,809)	(3,978)	(3,379)
As of June 30, 2006
Identifiable segment assets	34,478	38,631	14,406	2,782	—	90,297
Goodwill and indefinite-lived intangible assets	2,330	21,229	7,246	—	—	30,805
Long-lived assets	6,532	24,176	10,204	1,774	—	42,686
As of December 31, 2005
Identifiable segment assets	31,771	37,694	13,312	3,987	—	86,764
Goodwill and indefinite-lived intangible assets	2,238	20,031	7,245	—	—	29,514
Long-lived assets	7,294	23,000	10,078	2,225	—	42,597

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

The following discussion contains forward-looking statements that involve risks and uncertainties. These statements refer to our future results, plans, objectives, expectations and intentions including statements regarding: our mission to improve the quality of life of the hearing impaired; negative factors impacting hearing aid market growth rates today to decrease in importance in the future; hearing aid prices decreasing in the future; the stigma surrounding hearing aids decreases as hearing aids become smaller, less conspicuous and more comfortable through improvements in technology and as hearing loss becomes more prevalent in society; more people who could benefit from hearing aids actually buying hearing aids in the future; significant growth of the hearing impaired population, particularly as the developed world’s population ages; the market for hearing aids increasing significantly; Ion providing an opportunity to increase net sales; Ion being particularly helpful for first time hearing aid wearers; Ion being smaller, lighter and more powerful than competing open-ear products; adjustments in business operations by country resulting in improved performance; becoming the hearing healthcare provider of choice; Ion sales being incremental; slow European sales in the months of July and August; opening new stores in Australia; the introduction of Natura Pro having a positive impact on the average selling price; competitive pricing will continue to put pressure on our selling prices and gross margin; improving our overall average selling price and positively affecting our gross margin by introducing new products on a periodic basis; unit volume increasing and resulting in better overhead absorption because little incremental overhead will be required to support increased volume; gross margin improvement during 2006 depending on overhead absorption, purchased component and assembly costs, sales return rates and degree of off-shore outsourcing; selling, general and administrative expense not increasing in the second half 2006 as compared to the six months ended June 30, 2006; research and development expense increasing in the second half of 2006 in support of new product introductions; introduction of new products later this year; 2006 payments for restructuring charges, payments on our long term loan and earn-out payments; potential payments to settle legal disputes; the impact of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes; financial instrument and customer credit risks; settlement payments; and sufficiency of cash to fund our operations in 2006. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements.

Factors that could contribute to these differences include, but are not limited to, the following risks: we have a history of losses and negative cash flow; we face aggressive competition in our business, mainly from six substantially larger competitors; our financial results and stock price have fluctuated in the past and may fluctuate in the future; acquisitions could be difficult to integrate, disrupt our business, result in litigation, dilute the equity of our shareholders and subject us to amortization expense and/or write-down of intangible assets; our internal control over financial reporting may not be considered effective; we may lose a large customer or suffer a reduction in orders from a large customer and may be unable to collect significant receivable balances; we rely on several suppliers and contractors who may be unwilling or unable to meet our product, service or contracting requirements; we have high rates of returns, remakes and repairs; we must have innovative, technologically superior products to compete effectively and gain market share; our products, due to their complexity, may contain errors or defects that are discovered by our customers, thus harming our reputation and business; we may have issues with infringing on others’ intellectual property; we may have issues protecting our proprietary technology; we are dependent on international operations, particularly in Germany and Australia, which expose us to a variety of risks that could result in lower international sales; we could be sued for product liability; we could suffer penalties, injunctions or fines if we fail to comply with U.S. Food and Drug Administration regulations or various sales related laws; our stock price could suffer due to sales of stock by our directors and officers; and provisions in our charter documents, shareholder rights plan and Delaware law could deter any takeover of the Company. These factors are discussed in detail in the section titled, “Factors That May Affect Future Performance” included in Item 1-A of our Annual Report on Form 10-K for the year ended December 31, 2005. Investors should understand that it is not possible to predict or identify all such factors that could cause actual results to differ from expectations, and we are under no obligation to update these factors.

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

Market

The hearing aid market is large at both the wholesale (manufacturing) level (over $2.3 billion) and the retail level (over $6.0 billion). It is estimated less than 24% of those who could benefit from a hearing aid actually own one. There are many factors that cause this low market penetration rate, such as the high cost of hearing aids, the stigma associated with wearing hearing aids, and the discomfort of wearing hearing aids. We believe that these negative factors will decrease in importance in the future because we expect prices to decline and the stigma aspect to decrease as improvements in technology make the devices smaller, less conspicuous and more comfortable and as hearing loss becomes more prevalent in society. Therefore, in the future, we expect that more people who could benefit from hearing aids will buy them, and we believe that the growth rate of the hearing impaired population will be significant, particularly as the developed world’s population ages. As a result, we believe the market for hearing aids will increase significantly in the future. The following conditions in our market are affecting us in a negative way currently:

•	Competition is intense and new product offerings by our competitors are coming to market more quickly than in the past.

•	The performance, features and quality of lower-priced products continue to improve, which attracts more customers to these lower-priced products resulting in a lower overall average selling price.

•	The rate of transition from analog to digital hearing aids has slowed considerably because digital devices now represent a very significant percentage in most developed markets. For example, in the United States digital hearing aids now represent approximately 90% of the market.

•	Many consumers feel that hearing aids are simply too expensive and cannot justify purchase on a cost-benefit basis.

•	The available market continues to shrink as our competitors implement vertical integration strategies and buying groups limit the number of manufacturers with whom they do business.

Product Developments

In 2005, we introduced our Innova product family of hearing aids based on a new technology platform that improved upon our two strongest existing features – noise reduction and directionality. Noise reduction allows the hearing aid to reduce background noise so that speech sounds are clearer. We believe we have the only omni-directional hearing aid that has been clinically proven to improve speech intelligibility with background noise present. Directionality allows the hearing aid wearer to better understand speech sounds through the use of directional microphones in the device. We launched Innova in the three months ended June 30, 2005 in English speaking countries and by the end of 2005 in non-English speaking countries. The Innova technology platform provides us the opportunity to develop a broad product line of full-featured hearing aids that can allow us to compete effectively at more price points of the hearing aid market. In November 2005 and May 2006, we launched our Applause and Natura Pro product lines, respectively, on a worldwide basis. Applause and Natura Pro are mid-range product families based on the Innova technology platform. In March 2006, we introduced our first “open-ear” product, Ion, which is based on the Innova technology platform. Open-ear products generally eliminate the effect of occlusion because there is no ear-mold involved, rather these products have an ear-bud that allows air into the ear. The market for open-ear products is growing rapidly. We believe that Ion will provide us an opportunity to increase our net sales.

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

Financial Results

Our financial results in the three months ended June 30, 2006 improved from the three months ended June 30, 2005 and the first quarter 2006 as a result of the following:

•	We introduced our new open-ear product, Ion, in March 2006. The open-ear segment of the market appears to be driving growth in the hearing aid market. Some customers estimate that open-ear products now comprise more than 20% of their total sales. This product is particularly helpful for first time hearing aid wearers who experience a high-frequency hearing loss, and Ion is targeted to aging baby-boomers. We believe Ion is smaller, lighter and yet more powerful than competing open-ear products.

•	We restructured our Tympany operation in late 2005. While we continue to incur operating losses, the losses have been significantly reduced.

•	We reorganized our senior management team and reduced executive overhead and replaced general or sales management in each of our three major geographies – the U.S., Germany and Australia - in late 2005.

•	We have a business plan focused on enhancing our profitability and have adjusted our business operation by country such that we are planning to improve our profitability in each country in which we have a direct operation.

•	We introduced our high-end Innova product late in 2005 in Europe, which meant Innova was available on a worldwide basis.

•	We introduced our new mid-range products, Applause and Natura Pro, on a worldwide basis in November 2005 and May 2006, respectively.

•	We have increased our management and operational focus on our product distribution channels. In addition, we are increasing our efforts to become more customer-centric. Our goal is to be the hearing healthcare provider of choice to customers who value unparalleled levels of service and quality, great products and competitive pricing.

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations information for the periods indicated expressed as a percentage of net sales.

	For three months ended June 30,		For six months ended June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	43.3	44.5	44.0	45.4

Gross profit	56.7	55.5	56.0	54.6
Selling, general and administrative expense	47.8	48.5	49.6	52.6
Research and development expense	8.5	7.1	8.2	8.0
Asset impairment charge	1.3	—	1.4	—

Operating loss	(0.9)	(0.1)	(3.2)	(6.0)
Other income, net	1.7	0.4	1.0	0.2

Income (loss) before income taxes	0.8	0.3	(2.2)	(5.8)
Provision (benefit) for income taxes	(0.3)	(0.6)	0.2	(0.1)

Net income (loss)	1.1%	0.9%	(2.4)%	(5.7)%

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of the related sale. Net sales by reportable operating segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2006	2005	Change	2006	2005	Change
Hearing aids:
North America	$10,908	$11,685	(7)%	$21,183	$19,422	9%
Europe	9,582	11,926	(20)	19,437	24,204	(20)
Rest-of-world	5,641	5,004	13	10,303	9,023	14
Auditory testing equipment	970	1,570	(38)	2,060	3,427	(40)

Total	$27,101	$30,185	(10)%	$52,983	$56,076	(6)%

Net sales in the three months ended June 30, 2006 were $27,101, down 10% from three months ended June 30, 2005 net sales of $30,185. Net sales in the six months ended June 30, 2006 were $52,983, down 6% from six months ended June 30, 2005 net sales of $56,076 primarily relating to the strengthening of the U.S. dollar which resulted a reduction of net sales of $1,144 and the recognition of $2,056 of one-time low-margin auditory testing equipment upgrade revenue in the first six months of 2005.

North American hearing aid sales in the three months ended June 30, 2006 of $10,908 were down $777, or 7%, from last year’s three months ended June 30, 2005 sales level of $11,685. This decrease was primarily the result of the timing of new product launches. The Innova product family was launched in the second quarter 2005 and Ion, our first open ear product, was launched in the first quarter 2006. North American hearing aid sales in the six months ended June 30, 2006 of $21,183 were up $1,761, or 9%, from nets sales for the six months ended June 30, 2005 of $19,422 as U.S. sales increased 7% and Canadian sales increased 26% over last year’s levels. The improvement was the result of new sales leadership, sales process improvements, new marketing programs, and the introduction of our new open-ear product, Ion, which was introduced in March 2006. Open-ear is a new product category for us which should result in incremental sales.

European hearing aid sales of $9,582 in the three months ended June 30, 2006 were down $2,344, or 20%, from the three months ended June 30, 2005 sales of $11,926. The sales decline was in part the result of the elimination of unprofitable European customers in 2006, repositioning our sales effort, and to the lengthening of the sales cycle from patient order to acceptance in certain European geographies. European hearing aid sales of $19,437 in the six months ended June 30, 2006 were down $4,767, or 20%, from the six months ended June 30, 2005 sales of $24,204. The strength of the U.S. dollar from 2005 to 2006 caused $1,144 of the reduction and the remaining is the same as for the three months ended June 30, 2006. Changes made in the management and sales structure in several countries, most particularly Germany, should result in improved performance later in 2006. However, partially offsetting this improvement will be the traditionally slow sales months of July and August resulting from European vacation schedules.

Rest-of-world hearing aid sales of $5,641 in the three months ended June 30, 2006 were up $637, or 13%, from three months ended June 30, 2005 sales of $5,004. Rest-of-world hearing aid sales of $10,303 in the six months ended June 30, 2006 were up $1,280, or 14%, from six months ended June 30, 2005 sales of $9,023. Australian sales continued to benefit from new leadership and new sales and marketing programs. We expect to open new stores in Australia over the next year to leverage our Hearing Life brand and the infrastructure of our Australian business.

In addition to the launch of Ion in 2006, we also introduced a new Natura line, Natura Pro, during the three months ended June 30, 2006. This should have a positive impact on average selling price in the future as customers transition from Natura 2 to Natura Pro.

Auditory testing equipment (Tympany) sales of $970 in the three months ended June 30, 2006 were down $600, or 38%, from three months ended June 30, 2005 sales of $1,570. Auditory testing equipment sales of $2,060 in the six months ended June 30, 2006 were down $1,367, or 40%, from six months ended June 30, 2005 sales of $3,427. The three months ended June 30, 2005 and six months ended June 30, 2005 figures included the recognition of $756 and $2,065, respectively of low-margin revenue pertaining to upgrading Otograms that had been deferred at the time of our acquisition of Tympany in December 2004. Excluding this revenue, year-over-year sales actually increased by 19% in the three months ended June 30, 2006 and 51% in the six months ended June 30, 2006.

We generally have a 60-day return policy for our hearing aids. Provisions for sales returns were $3,538 and $5,355 for the three months ended June 30, 2006 and 2005, respectively and $7,275 and $8,130 for the six months ended June 30, 2006 and 2005, respectively. The decrease in the provision was principally the result of the mix of sales in North America. In 2005, Innova was launched and generally the higher priced the hearing aid, the higher the return rate. In addition, the longer a product is in the market, generally the return rate improves as a result of product improvements and the customer becomes more familiar with the product. We believe that the hearing aid industry, particularly in North America, experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations. In Germany, Australia, Switzerland and a portion of the Netherlands, sales are at the retail level and are recognized upon customer acceptance, and therefore, sales returns in these countries are considerably lower than in the balance of our business.

Gross Profit. Cost of sales primarily consists of manufacturing costs, royalty expenses, quality costs and costs associated with product remakes and repairs (warranty). Gross profit and gross margin by reportable operating segment were as follows:

	Three months ended June 30,				Six months ended June 30,
	2006		2005		2006		2005
Hearing aids:
North America	$5,799	53.2%	$6,499	55.6%	$10,967	51.8%	$10,975	56.5%
Europe	5,003	52.2	6,438	54.0	10,222	52.6	12,655	52.3
Rest-of-world	4,103	72.8	3,418	68.4	7,341	71.3	6,092	67.5
Auditory testing equipment	463	47.6	411	26.2	1,121	54.4	901	26.3

Total	$15,368	56.7%	$16,766	55.5%	$29,651	56.0%	$30,623	54.6%

Gross margin improved to 56.7% in the three months ended June 30, 2006 from 55.5% in last year’s three months ended June 30, 2005. Gross margin improved to 56.0% in the six months ended June 30, 2006 from 54.6% in last year’s six months ended June 30, 2005. This increase was primarily due to lower return rates for some of our products, cost improvements and the elimination of one-time low-margin auditory testing equipment upgrade revenue.

North America’s gross margin decreased from 55.6% in the three months ended June 30, 2005 to 53.2% in the three months ended June 30, 2006 and from 56.5% in the six months ended June 30, 2005 to 51.8% in the six months ended June 30, 2006 primarily as a result of a shift in product mix to the selling of lower priced products. We launched Applause in November 2005 which caused average selling price to decline on an aggregate basis. Partially offsetting this has been cost savings and improved return rates on certain products.

Europe gross margin remained consistent from the six months ended June 30, 2005 to the six months ended June 30, 2006, but decreased from 54.0% in the three months ended June 30, 2005 to 52.2% in the three months ended June 30, 2006 mainly as a result of the countries within Europe sales mix - that is the lower margin countries provided a higher level of sales in 2006 compared with 2005.

Rest-of-world gross margin increased from 68.4% in the three months ended June 30, 2005 to 72.8% in the three months ended June 30, 2006 and from 67.5% in the six months ended June 30, 2005 to 71.3% in the six months ended June 30, 2006 as new higher price products are replacing lower priced products in Australia.

Auditory testing equipment gross margin in 2006 increased from both the three months ended June 30, 2005 and six months ended June 30, 2005 to the three months ended June 30, 2006 and six months ended June 30, 2006 primarily as a result the elimination of the low-margin Tympany upgrade revenue.

Provisions for warranty decreased from $1,679 in the three months ended June 30, 2005 to $1,360 in the three months ended June 30, 2006 and increased from $2,673 for the six months ended June 30, 2005 to $2,775 for the six months ended June 30, 2006. The decrease in the provision from three months ended June 30, 2005 to three months ended June 30, 2006 was primarily due to the Innova launch in the three months ended June 30, 2005 and the resulting increased sales volume and the mix of both products and geography from the three months ended June 30, 2005 to the three months ended June 30, 2006. The increase in the provision for the six months ended June 30, 2005 to the six months ended June 30, 2006 resulted from increased sales in North America.

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

Selling, general and administrative expense in dollars and as a percent of sales by reportable operating segment was as follows:

	Three months ended June 30,				Six months ended June 30,
	2006		2005		2006		2005
Hearing aids:
North America	$5,339	48.9%	$5,698	48.8%	$11,526	54.4%	$12,029	61.9%
Europe	3,865	40.3	4,509	37.8	7,564	38.9	8,616	35.6
Rest-of-world	3,203	56.8	2,944	58.8	5,900	57.3	5,668	62.8
Auditory testing equipment	545	56.1	1,509	96.2	1,281	62.2	3,201	93.4

Total	$12,952	47.8%	$14,660	48.5%	$26,271	49.6%	$29,514	52.6%

Selling, general and administrative expense in the three months ended June 30, 2006 of $12,952 was down $1,708, or 12%, from last year’s three months ended June 30 level of $14,660 and selling, general and administrative expense as percentage of sales decreased from 48.5% in the three months ended June 30, 2005 to 47.8% in the three months ended June 30, 2006. Selling, general and administrative expense in the six months ended June 30, 2006 of $26,271 was down $3,243, or 11%, from last year’s six months ended June 30 level of $29,514 and selling, general and administrative expense as percentage of sales decreased from 52.6% in the six months ended June 30, 2005 to 49.6% in the six months ended June 30, 2006.

North American selling, general and administrative expense decreased from 2005 to 2006 primarily as a result of lower spending to introduce Ion in 2006 compared to introducing Innova in 2005 and cost reduction incentives in late 2005. Innova was launched in the three months ended June 30, 2005 whereas Ion was launched in the first quarter 2006. The reduction was partially offset by a severance accrual related to the previous Chief Financial Officer of approximately $300 in the three months ended June 30, 2006.

European and Auditory Testing Equipment selling, general and administrative expenses decreased from 2005 to 2006 principally as a result of current period benefits from the restructuring activities that were undertaken in the second half of 2005. This was offset slightly by year-over-year increases in Rest-of-world selling, general and administrative expense of $259 for the three months ended June 30, 2006 and $232 for the six months ended June 30, 2006 resulting from increased retail related expenses pertaining to marketing programs and staffing increases. We do not expect selling, general and administrative expense to increase in the second half 2006 as compared to the six months ended June 30, 2006.

Research and Development. Research and development expense primarily consists of wages and benefits for research and development, engineering, regulatory and clinical personnel and also includes consulting, intellectual property, clinical studies and engineering support costs. Research and development expense in the three months ended June 30, 2006 of $2,302 increased by $166, or 8%, from last year’s three months ended June 30, 2005 level of $2,136. This was mainly as a result of increased efforts to release new products and improve our existing product lines. As a percentage of sales, research and development expenses went from 7.1% in the three months ended June 30, 2005 to 8.5% in the three months ended June 30, 2006 and from 8.0% in the six months ended June 30, 2005 to 8.2% in the six months ended June 30, 2006. We expect research and development expense to increase in dollars in the second half of 2006 as we are working to speed development of several new products to be introduced later this year and next year.

Asset Impairment. As a result of an asset impairment charge taken on the auditory testing equipment operating segment (Tympany) in the third quarter 2005, we have expensed the Tympany earn-out amounts of $340 and $721, respectively for the three and six months ended June 30, 2006. This earn-out obligation is based on revenue and will continue through 2007.

Other Income/Expense. Other income/expense primarily consisted of foreign currency gains and losses and interest income and interest expense. Other income was $455 in the three months ended June 30, 2006 compared to other income of $128 in the three months ended June 30, 2005. Other income was $524 in the six months ended June 30, 2006 compared to other income of $88 in the six months ended June 30, 2005. The increase related primarily to the weakening U.S. dollar which resulted in higher currency translation gains.

Provision (Benefit) for Income Taxes. Provision is made for taxes on pre-tax income. In some jurisdictions net operating loss carryforwards reduce or offset tax provisions. We had an income tax benefit in the three months ended June 30, 2006 of $85 compared to an income tax benefit of $165 in the three months ended June 30, 2005. This was principally the result of a second quarter legal entity net loss in our German operation. We expect this net loss in Germany to be temporary and that the annual 2006 result will be net income for the German operation. We had an income tax provision in the six months ended June 30, 2006 of $87 compared to an income tax benefit of $77 in the six months ended June 30, 2005. Income taxes on profits in the U.S. and a number of our foreign subsidiaries are currently negated by our net operating loss carryforwards, which total approximately $44,200.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1,934 for the six months ended June 30, 2006. Cash uses resulted from the net loss of $1,265, as positively affected by certain non-cash expenses including depreciation and amortization of $2,326 and stock-based compensation of $475, and negatively affected by foreign currency gains of $353. Cash uses also resulted from an increase in accounts receivable of $1,062. These cash uses were offset by cash provided by increases in accounts payable, accrued liabilities and other, and deferred revenue of $1,035, a decrease in inventories of $82, a decrease in prepaid expenses and other of $393 and a decrease in other assets of $303. The increase in accounts payable, accrued liabilities and deferred revenue includes the net accrued earn-out to the former owners of Tympany.

Net cash used in investing activities of $2,330 for the six months ended June 30, 2006 resulted from an increase in customer advances of $1,386 and purchases of property and equipment of $944.

Net cash provided by financing activities of $2,952 for the six months ended June 30, 2006 resulted from stock option exercises of $1,800 and net proceeds from a decrease in restricted cash, cash equivalents and marketable securities of $1,766. These positive cash flow items were partially offset by loan principal payments of $614.

Our cash and marketable securities, including restricted amounts, totaled $17,230 as of June 30, 2006. We have a number of items that will negatively affect our cash balance in 2006. The more significant items include:

•	Cash payments for restructuring charges accrued in 2005.

•	Payments on our long-term loan.

•	Earn-out payments in connection with previous acquisitions.

In addition, we may make (i) settlement payments regarding our disputes with ETG and the former owners of Sanomed; (ii) acquisitions of complementary businesses and (iii) customer loans. We believe that our cash and marketable securities balance will be adequate to meet our operating, working capital and investment requirements for 2006.

We have entered into definitive agreements for the private placement of 3.2 million shares of common stock to a group of new and existing institutional investors for $12.0 million in gross proceeds. We expect to close the transaction on or prior to August 18, 2006, subject to customary closing conditions. See Note 8 to the consolidated financial statements for additional discussion of this subsequent event.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of business since December 31, 2005

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective in the first quarter of 2007 and we are currently evaluating the provisions of FIN 48 and the effect it may have on our results of operations and financial position.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective as of January 1, 2007, and we are currently evaluating the provisions of EITF 06-03 and the effect it may have on our results of operations and financial position.

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

Derivative Instruments. We may enter into readily marketable forward contracts with financial institutions to minimize the short-term impact of foreign currency fluctuations on certain intercompany balances. We do not enter into these contracts for trading or speculation purposes. Gains and losses on the contracts are included in the results of operations and offset foreign exchange gains or losses recognized on the revaluation of certain intercompany balances. Our foreign exchange forward contracts generally mature six months from the contract date.

Foreign Currency Risk. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S., and from intercompany account balances between our U.S. parent and our non-U.S. subsidiaries. In the three months ended June 30, 2006, approximately 63% of our net sales and 50% of our operating expenses were denominated in currencies other than the U.S. dollar. In the six months ended June 30, 2006, approximately 62% of our net sales and 47% of our operating expenses were denominated in currencies other than the U.S. dollar.

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

For the six months ended June 30, 2006 and 2005, average currency exchange rates to convert one U.S. dollar into each local currency for which we had sales greater than 10% of consolidated net sales were as follows:

	2006	2005
Euro	0.81	0.78
Australian dollar	1.35	1.29

ITEM 4.	CONTROLS AND PROCEDURES

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

In June 2005, Energy Transportation Group, Inc. (“ETG”) filed a patent infringement lawsuit in the United States District Court for the District of Delaware against fourteen defendants, including the Company. ETG claims the defendants have infringed upon U.S. Patent No. 4,731,850 entitled “Programmable Digital Hearing Aid System” and U.S. Patent No. 4,879,749 entitled “Host Controller for Programmable Digital Hearing Aid System.” ETG is seeking damages resulting from defendants’ unauthorized manufacture, use, sale, offer to sell and/or importation into the U.S. products, methods, processes, services and/or systems that infringe the above-named patents. We have filed an answer denying all allegations. Discovery has not begun and no trial date has been set.

In February 2006, the former owners of Sanomed, which we acquired in 2003, filed a lawsuit in German civil court claiming that certain deductions made by us against certain accounts receivable amounts that were deemed uncollectible prior to the acquisition, but which have been collected and are due the former owners, were improper. The former owners seek damages in the amount of approximately $1,682. We filed our statement of defense in April 2006 and oral arguments are scheduled for August 16, 2006. In addition, as part of the Sanomed purchase agreement, the former owners were entitled to earn-out payments based on the achievement of certain revenue milestones. In certain circumstances, the former owners are entitled to these earn-outs irrespective of the achievement of the revenue milestones. The former owners filed suit against us claiming that they are entitled to their full remaining earn-out of approximately $1,900.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of stockholders was held on May 12, 2006. Directors elected at the meeting and voting were as follows:

Director	For	Withheld
Andrew G. Raguskus	19,526,482	469,866
Lawrence C. Ward	19,540,676	455,672

Other directors whose terms of office continued after the meeting were: James M. Callahan, Lewis S. Edelheit, Craig L. McKnight, Kevin J. Ryan and Samuel L. Westover.

The result of the voting for the other item of business at the annual meeting was as follows:

	For	Against	Abstain
Ratification of the appointment of KPMG LLP as independent auditors	19,930,705	62,707	2,936

ITEM 6.	EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit #	Description
10.1	Management Continuity Agreement (Amended May 12, 2006)

31.1	Rule 13a-14(a) / 15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15-d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006

/s/ MICHAEL M. HALLORAN
Michael M. Halloran
Vice President and Chief Financial Officer