Form 10-Q
period 2006-09-30
SONIC INNOVATIONS INC
filed 2006-11-09
CIK 1105982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of October 31, 2006, there were 25,578,470 shares of the registrant’s $0.001 par value common stock outstanding.

SONIC INNOVATIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$8,414	$7,865
Restricted cash, cash equivalents and marketable securities	6,689	8,384
Marketable Securities	9,902	—
Accounts receivable, net of allowance for doubtful accounts of $1,337 and $1,605	17,359	14,870
Inventories	10,477	10,234
Prepaid expenses and other	2,677	2,168

Total current assets	55,518	43,521
Property and equipment, net of accumulated depreciation and amortization of $17,627 and $15,962	7,792	8,772
Goodwill and indefinite-lived intangible assets	32,561	29,514
Definite-lived intangible assets, net	4,472	4,311
Other assets	2,331	646

Total assets	$102,674	$86,764

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,676	$1,184
Payable to former owners of acquired business	668	1,843
Accounts payable	7,564	7,346
Accrued payroll and related expenses	4,769	3,221
Accrued restructuring	788	2,557
Accrued warranty	5,841	4,922
Deferred revenue	3,762	3,288
Other accrued liabilities	4,451	3,283

Total current liabilities	29,519	27,644
Long-term debt, net of current portion	4,820	5,033
Deferred revenue, net of current portion	4,220	3,969
Other liabilities	385	347

Total liabilities	38,944	36,993
Shareholders’ equity:
Common stock	27	22
Additional paid-in capital	133,930	120,578
Deferred stock-based compensation	—	(1,270)
Accumulated deficit	(72,427)	(70,405)
Accumulated other comprehensive income	5,973	4,619
Treasury stock, at cost	(3,773)	(3,773)

Total shareholders’ equity	63,730	49,771

Total liabilities and shareholders’ equity	$102,674	$86,764

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net sales	$26,465	$24,353	$79,448	$80,429
Cost of sales	11,047	11,024	34,379	36,477
Asset impairment charge	—	694	—	694

Gross profit	15,418	12,635	45,069	43,258
Selling, general and administrative expense	13,843	12,748	40,114	42,262
Research and development expense	2,240	2,192	6,601	6,680
Asset impairment and restructuring charges (credit)	(82)	6,247	639	6,247

Operating loss	(583)	(8,552)	(2,285)	(11,931)
Other income, net	235	96	759	184

Loss before income taxes	(348)	(8,456)	(1,526)	(11,747)
Provision (benefit) for income taxes	409	(1,166)	496	(1,243)

Net loss	$(757)	$(7,290)	$(2,022)	$(10,504)

Basic and diluted loss per common share	$(0.03)	$(0.34)	$(0.09)	$(0.49)

Basic and diluted weighted average number of common shares outstanding	24,003	21,488	22,665	21,332

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,022)	$(10,504)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,434	4,173
Stock-based compensation	741	262
Foreign currency losses (gains)	(478)	483
Asset impairment charge	—	5,755
Interest on long-term debt	9	—
Changes in assets and liabilities:
Accounts receivable, net	(1,798)	(679)
Inventories	12	(3,238)
Prepaid expenses and other	(15)	(288)
Other assets	(128)	(440)
Accounts payable, accrued liabilities and deferred revenue	1,259	(6,009)

Net cash provided by (used in) operating activities	1,014	(10,485)
Cash flows from investing activities:
Payments related to acquisitions of businesses and intangibles	(932)	(2,675)
Purchases of property and equipment	(1,583)	(2,192)
Customer advances, net	(1,980)	1,675
Proceeds from (purchases of) marketable securities, net	(9,902)	12,656

Net cash provided by (used in) investing activities	(14,397)	9,464
Cash flows from financing activities:
Principal payments on long-term debt	(931)	(949)
Proceeds from the sale of common stock through a private placement	11,087	—
Decrease in restricted cash, cash equivalents and marketable securities, net	1,695	1,512
Proceeds from pre-acquisition receivables payable to previous owners of acquired business, net of payments and taxes	—	501
Proceeds from exercise of stock options and employee stock purchases	1,825	528

Net cash provided by financing activities	13,676	1,592
Effect of exchange rate changes on cash and cash equivalents	256	(554)

Net increase in cash and cash equivalents	549	17
Cash and cash equivalents, beginning of the period	7,865	8,221

Cash and cash equivalents, end of the period	$8,414	$8,238

Supplemental cash flow information:
Cash paid for interest	$203	$212
Cash paid (refunded) for income taxes	(116)	3,447
Non-cash issuance of shares to former Tympany owners	974	—

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the full year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

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

Revenue Recognition. Sales of hearing aids are recognized when (i) products are shipped, except for hearing aid retail sales, which are recognized upon acceptance by the consumer, (ii) persuasive evidence of an arrangement exists, (iii) title and risk of loss has transferred, (iv) the price is fixed and determinable, (v) contractual obligations have been satisfied, and (vi) collectibility is reasonably assured. The Company applies the provisions of Statement of Position (“SOP”) 97-02, “Software Revenue Recognition,” as amended by SOP 98-09 to its auditory testing equipment operating segment. SOP 97-02, as amended, generally requires revenue earned on software arrangements involving multiple elements to be split between the elements such as software products and technical support. The fair value of an element must be based on vendor-specific objective evidence, which the Company establishes based on the price charged when the same element is sold separately. Revenues related to sales of separately priced extended service contracts are deferred and recognized on a straight-line basis over the contractual periods. Net sales consist of product sales less provisions for sales returns, which are made at the time of sale. The Company generally has a 60-day return policy for our wholesale hearing aid sales, and allowances for sales returns are reflected as a reduction of sales and accounts receivable. If actual sales returns differ from the Company’s estimates, revisions to the allowance for sales returns will be required. Allowances for sales returns, which are recorded as a reduction of accounts receivable, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Balance, beginning of period	$4,271	$3,888	$3,468	$2,815
Provisions	3,413	4,159	10,688	12,289
Returns processed	(3,922)	(4,187)	(10,394)	(11,244)

Balance, end of period	$3,762	$3,860	$3,762	$3,860

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

Accrued warranty costs were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Balance, beginning of period	$5,679	$4,692	$4,922	$4,526
Provisions	1,181	1,147	3,956	3,820
Costs incurred	(1,019)	(1,145)	(3,037)	(3,652)

Balance, end of period	$5,841	$4,694	$5,841	$4,694

Restricted Marketable Securities. The Company designates the classification of its marketable securities at the time of purchase and re-evaluates this designation as of each balance sheet date. As of September 30, 2006 restricted marketable securities consisted of commercial money market instruments. As of December 31, 2005, restricted marketable securities consisted of commercial money market instruments and U.S. government and U.S. government agency obligations classified as held-to-maturity and were presented at amortized cost, which approximated market value. The amortized cost of U.S. government and U.S. government agency obligations is adjusted for amortization of premiums and accretion of discounts to maturity. A decline in the market value below cost that is deemed other than temporary is charged to operations resulting in the establishment of a new cost basis. For the three and nine months ended September 30, 2006 and 2005, the Company did not experience any declines in market value which were deemed other than temporary.

Marketable Securities. Marketable securities [unrestricted] at September 30, 2006 consist of U.S. government and U.S. government agency obligations with the same accounting treatment as the restricted marketable securities described above.

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

	September 30, 2006	December 31, 2005
Raw materials and components	$5,537	$6,029
Work in progress	246	101
Finished goods	4,694	4,104

Total	$10,477	$10,234

Comprehensive Loss. Comprehensive loss includes net loss plus the results of certain changes in shareholders’ equity that are not reflected in the results of operations. Comprehensive loss consisted solely of changes in foreign currency translation adjustments, which were not adjusted for income taxes as they related to specific indefinite investments in foreign subsidiaries.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net loss	$(757)	$(7,290)	$(2,022)	$(10,504)
Foreign currency translation adjustments	306	89	1,354	(2,238)

Comprehensive loss	$(451)	$(7,201)	$(668)	$(12,742)

Stock-Based Compensation. Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation. The adoption of SFAS No. 123R decreased net income by $95 and $285 for the three and nine month periods ended September 30, 2006, respectively.

The Company’s 2000 Stock Plan provides for the issuance of a maximum of 9,787 shares of common stock and contains an evergreen provision that allows the Board of Directors to annually increase the number of shares available by the lesser of (i) 5% of the total outstanding shares, (ii) 789 shares, or (iii) a lesser amount as determined by the Board. As of September 30, 2006, there were 2,593 shares available for grant under the plan. The plan allows for the grant of incentive or unqualified stock options, stock purchase rights and restricted stock and is administered by the Board who determines the type, quantity, terms and conditions of any award, including any vesting conditions. Restricted stock and stock options generally vest ratably over a four year service period, and stock options expire ten years from the date of grant. The exercise price of stock options granted is equivalent to the fair market value of the stock at the date of grant. The Company also has an Employee Stock Purchase Plan under which shares of common stock may be purchased by eligible employees. Share purchases under the Employee Stock Purchase Plan were temporarily suspended by the Board in December 2005.

Under SFAS No. 123R, the fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model. Expected option lives and volatilities used in fair value calculations are based on historical Company data and the related expense is recognized on a straight-line basis over the vesting period. The Company did not grant any stock options in the three and nine month periods ended September 30, 2006. The fair value of stock options granted in 2005 was estimated on the date of grant based on a risk free rate of return of 3.8%, an expected dividend yield of 0.0%, volatility of 74% and an expected life of 5 years. A summary of stock option activity for the nine months ended September 30, 2006 was as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding as of December 31, 2005	4,639	$4.64
Plus: Options granted	—	—
Less:
Options exercised	(607)	3.25
Options canceled or expired	(627)	5.94

Options outstanding as of September 30, 2006	3,405	4.65	5.77	$1,518

Options exercisable as of September 30, 2006	3,015	4.80	5.41	1,291

Share-based compensation expense pertaining to stock options of $95 and $285 for the three and nine months ended September 30, 2006, respectively was recorded in cost of sales, selling general and administrative expense and research and development expense. As of September 30, 2006, there was $573 of unrecognized share-based compensation expense related to options that will be recognized over a weighted-average period of 1.3 years. An annual forfeiture rate of 4.9%, as determined using historical data, was utilized in calculating stock option expense.

Restricted stock is issued on the date of grant. A summary of restricted stock activity for the nine months ended September 30, 2006 was as follows:

	Number of shares	Weighted average grant date fair value
Unvested as of December 31, 2005	358	$4.54
Plus: Awards granted	260	4.59
Less:
Awards vested	(86)	4.61
Awards canceled or expired	(39)	4.50

Unvested as of September 30, 2006	493	4.55

Share-based compensation expense pertaining to restricted stock of $172 and $456 for the three and nine month periods ended September 30, 2006, respectively was recorded in cost of sales, selling general and administrative expense and research and development expense. The fair market value of restricted stock on the date of grant is amortized to expense evenly over the restriction period. An annual forfeiture rate of 4.9%, as determined using historical data, was utilized in calculating restricted stock expense. As of September 30, 2006, there was $1,728 of unrecognized stock-based compensation expense related to unvested restricted stock that will be recognized over a weighted average period of 1.7 years. The fair value of restricted shares that vested during the nine months ended September 30, 2006 was $393.

Share-based awards granted prior to the Company’s adoption of SFAS No. 123R were accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no stock-based compensation expense was reflected in the statement of operations for the three and nine month periods ended September 30, 2005, as all options granted by the Company had exercise prices equal to the market value of the underlying common stock on the date of grant. In anticipation of adopting SFAS No. 123R, the Company accelerated the vesting of certain unvested stock options in December 2004. The remaining unvested options as of December 2004 and options granted in 2005 were valued using the valuation principles of SFAS No. 123 “Accounting For Stock-Based Compensation.”

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for periods presented prior to the Company’s adoption of SFAS No. 123R:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss as reported	$(7,290)	$(10,504)
Add: Stock-based compensation included in reported net loss	103	262
Deduct: Stock-based compensation expense determined under the fair value method	(197)	(789)

Pro forma net loss	$(7,384)	$(11,031)

Basic and diluted loss per common share as reported	$(0.34)	$(0.49)

Pro forma basic and diluted loss per common share	$(0.34)	$(0.52)

Loss Per Common Share. Basic loss per common share is calculated based upon the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based upon the weighted average number of shares of common stock outstanding, plus the dilutive effect of common stock equivalents calculated using the treasury stock method.

Antidilutive common stock equivalents of 3,972 and 4,719 for the three months ended September 30, 2006 and 2005, respectively, were excluded from the diluted loss per share calculations. Antidilutive common stock equivalents of 4,328 and 4,412 for the nine months ended September 30, 2006 and 2005, respectively were excluded from the diluted loss per share calculations.

New Accounting Pronouncements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective in the first quarter of 2007 and the Company is currently evaluating the provisions of FIN 48 and the effect it may have on its results of operations and financial position.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective as of January 1, 2007, and the Company is currently evaluating the provisions of EITF 06-03 and the effect it may have on its results of operations.

In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently determining the effect it may have on its results of operations and financial position.

2. ACQUISITIONS

In connection with the Company’s December 2004 acquisition of its auditory testing equipment business (Tympany), additional contingent consideration in the form of an earn-out will be paid based on the following schedule: 2006 – 35% of net 2006 Tympany revenue, plus 10% of net applicable 2006 hearing aid sales less 105% of a base amount; and 2007 – 20% of the lesser of 2007 or 2006 net Tympany revenue, plus 35% of any excess of 2007 net Tympany revenue over 2006 net Tympany revenue, plus 10% of net applicable 2007 hearing aid sales less 110% of a base amount. To date, we have incurred no applicable hearing aid sales and anticipate no such sales in the future. Payment will be made in a combination of cash (60%) and Company common stock (40%). During the third quarter the Company reached a settlement regarding the additional contingent consideration earn-out for the period from acquisition through June 30, 2006 and provided a $293 benefit which was netted against the third quarter 2006 asset impairment charge of $211, resulting in a net benefit of $82 recognized in asset impairment and restructuring charges in the condensed consolidated statements of operations. The settlement amount of $2,435 was paid which included a 60% cash payment of $1,461 and the remaining 40% was provided through issuance of 224 shares of the Company’s common stock with a value of $974. As of September 30, 2006, the accrued earn-out balance was $46. The Company will continue to expense future earn-out amounts.

During the quarter the Company acquired two retail audiology practices for $1,734, plus closing costs of $65. The Company paid 50% at closing, with 25% to be paid at the one year anniversary and the remaining 25% to be paid at the two year anniversary of the close date. The acquisitions are an expansion of the Company’s retail operations. The preliminary analysis of intangible assets resulted in allocations of $503 to customer databases, $165 to non-compete agreements, $38 to trade name, and $1,365 to goodwill. The Company is in the process of obtaining additional information in order to properly assess and finalize the potential impact, if any, to the consolidated financial statements as it relates to the allocation of fair values to the assets and liabilities acquired. The operations of these acquisitions are included in the Company’s consolidated results effective with their closing dates. The separate results of operations for the acquisitions during the three months ended September 30, 2006 were not material compared to the Company’s overall results of operations and accordingly pro forma financial statements of the combined entities have been omitted.

3. INTANGIBLE ASSETS

Changes in goodwill and indefinite-lived intangible assets for the nine months ended September 30, 2006 were as follows:

Balance, beginning of period	$29,514
Effect of foreign currency exchange rate changes	1,682
Acquisitions	1,365

Balance, end of period	$32,561

Definite-lived intangible assets were as follows:

		September 30, 2006		December 31, 2005
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Purchased technology and licenses	3-13 years	$3,066	$1,332	$3,066	$1,068
Trade names	1-15 years	2,994	1,165	2,787	887
Non-compete agreements	2-5 years	596	304	403	210
Customer databases	2-9 years	844	279	326	196
Distribution agreements	2-5 years	332	310	310	284
Software and other intangibles	1-5 years	233	203	222	158

Total		$8,065	$3,593	$7,114	$2,803

4. LONG-TERM DEBT

The Company obtained a loan from a German bank in 2003 to fund the acquisition of its German business. As of September 30, 2006, the balance of the loan was €4,500 ($5,709). The interest rate applicable to the loan is 1.0% above the EURIBOR rate (3.28% as of September 30, 2006). The loan is collateralized by a letter of credit from a U.S. bank, and the Company pledged certain amounts of its cash, cash equivalents and marketable securities as security to obtain a reduced interest rate of 0.6% on this letter of credit. The loan payments are €250 ($317 as of September 30, 2006) per quarter. The effective interest rates on this loan for the nine months ended September 30, 2006 and 2005 were 4.48% and 3.95%, respectively.

In connection with the third quarter 2006 acquisitions the Company issued a non-interest bearing secured promissory note which provides for a $300 payment one year from the closing date and a $300 payment two years from the closing date. The discounted short term and long term balances at September 30, 2006 were $277 and $249, respectively. Additionally, with respect to the second acquisition, the Company agreed to pay $131 one year from the closing date and $130 two years from the closing date. Interest is payable in arrears every six months after the closing date. At September 30, 2006 the applicable rate was 4.5%.

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

In February 2006, the former owners of Sanomed, which the Company acquired in 2003, filed a lawsuit in German civil court claiming that certain deductions made by the Company against certain accounts receivable amounts and other payments remitted to the former owners were improper. The former owners seek damages in the amount of approximately $1,946. The Company filed its statement of defense in April 2006 and oral arguments were held in August 2006 with the court asking the parties to attempt to settle the matter. Settlement discussions failed and the parties agreed to proceed to a court hearing. In addition, as part of the Sanomed purchase agreement the former owners were entitled to earn-out payments based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to these earn-outs irrespective of the achievement of the revenue milestones. Two of the former owners filed suit against the Company claiming that they are entitled to their full remaining earn-out and other compensation of approximately $2,081. In October 2006, a German court rendered a decision in favor of one of the former owners ruling that the Company owes such former owner $592 plus court costs of $32, and accrued interest. The $624 is recorded as a component of selling, general and administrative expense in the condensed consolidated statements of operations. The Company strongly disagrees with this decision and intends to file an appeal. The lawsuit by the other former owner is still pending.

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

6. ACCRUED OTHER AND RESTRUCTURING

In 2005, the Company took actions to improve its profitability, including reducing the size of the management team, restructuring certain operations and eliminating excess facilities, which resulted in the termination of 37 employees. In the third quarter 2005, the Company recorded a restructuring charge of $1,186 mainly related to termination of the management of Tympany and elimination of excess facilities. In the fourth quarter 2005, the Company recorded a restructuring charge of $2,805 mainly related to executive severance packages and employee terminations. Accrued restructuring activity for the nine months ended September 30, 2006 consisted of the following:

	Employee Related	Excess Facilities	Total
Balance, December 31, 2005	$2,263	$294	$2,557
Payments	(1,584)	(185)	(1,769)

Balance, September 30, 2006	$679	$109	$788

7. PRIVATE PLACEMENT

On August 14, 2006, the Company closed a financing pursuant to a Securities Purchase Agreement that it had entered into with selected institutional investors by issuing 3,200 shares of common stock at a purchase price of $3.75 per share. The shares were offered and sold only to a limited number of qualified institutional buyers and other institutional accredited institutional investors. Gross proceeds from this financing were $12,000 less expenses of $913 for net proceeds of $11,087. The Company expects to use the net proceeds of the financing for potential acquisitions.

In connection with this financing, the Company entered into a Registration Rights Agreement with the investors, pursuant to which the Company agreed to prepare and file, within 30 days following the issuance of the securities, a registration statement covering the resale of the shares of common stock sold in the financing. The shares sold in the private placement were registered under the Securities Act of 1933 on September 19, 2006.

8. SEGMENT INFORMATION

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

	Hearing Aids			Auditory Testing Equipment	Unallocated	Total
	North America	Europe	Rest-of- world
Three months ended September 30, 2006
Net sales to external customers	$9,791	$10,132	$5,940	$602	$—	$26,465
Asset impairment credit	—	—	—	(82)	—	(82)
Operating profit (loss)	(487)	1,546	713	(364)	(1,991)	(583)

Three months ended September 30, 2005
Net sales to external customers	9,337	9,194	4,763	1,059	—	24,353
Asset impairment and restructuring charges	—	208	—	6,733	—	6,941
Operating profit (loss)	757	381	297	(8,015)	(1,972)	(8,552)

Nine months ended September 30, 2006
Net sales to external customers	30,974	29,569	16,243	2,662	—	79,448
Asset impairment charge	—	—	—	639	—	639
Operating profit (loss)	(1,045)	4,204	2,153	(1,785)	(5,812)	(2,285)

Nine months ended September 30, 2005
Net sales to external customers	28,759	33,398	13,786	4,486	—	80,429
Asset impairment and restructuring charges	—	208	—	6,733	—	6,941
Operating profit (loss)	(299)	4,420	722	(10,822)	(5,952)	(11,931)

As of September 30, 2006
Identifiable segment assets	45,326	39,762	15,201	2,385	—	102,674
Goodwill and indefinite-lived intangible assets	3,278	21,451	7,832	—	—	32,561
Long-lived assets	7,924	24,328	10,932	1,641	—	44,825

As of December 31, 2005
Identifiable segment assets	31,771	37,694	13,312	3,987	—	86,764
Goodwill and indefinite-lived intangible assets	2,238	20,031	7,245	—	—	29,514
Long-lived assets	7,294	23,000	10,078	2,225	—	42,597

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

The following discussion contains forward-looking statements that involve risks and uncertainties. These statements refer to our future results, plans, objectives, expectations and intentions including statements regarding: our mission to improve the quality of life of the hearing impaired; decrease in the future importance and impact of negative factors impacting hearing aid market growth rates; hearing aid prices decreasing in the future; the stigma surrounding hearing aids decreasing as hearing aids become smaller, less conspicuous and more comfortable through improvements in technology and as hearing-loss becomes more prevalent in society; more hearing aid purchases from people who could benefit from hearing aid technology; significant growth of the hearing impaired population, particularly as the developed world’s population ages; the market for hearing aids increasing significantly; Ion providing an opportunity to increase net sales; Ion being particularly helpful for first time hearing aid wearers; Ion being smaller, lighter and more powerful than competing open-ear products; Ion sales being incremental; adjustments in business operations by country resulting in improved performance; becoming the hearing healthcare provider of choice; slow European sales in the months of July and August; opening new stores in Australia; the introduction of Natura Pro having a positive impact on the average selling price; the improvement in gross margin as retail sales as a percentage of net sales increases; the trend towards vertical integration; competitive pricing will continue to put pressure on our selling prices and gross margin; improving our overall average selling price and positively affecting our gross margin by introducing new products on a periodic basis; unit volume increasing and resulting in better overhead absorption because little incremental overhead will be required to support increased volume; gross margin improvement during 2006 depending on overhead absorption, purchased component and assembly costs, sales return rates and degree of off-shore outsourcing; selling, general and administrative expense not increasing in the fourth quarter of 2006 as compared to the nine months ended September 30, 2006; research and development expense increasing in the fourth quarter 2006 in support of new product introductions; introduction of new products later in 2006; 2006 payments for restructuring charges, payments on our long term loan and earn-out payments; potential payments to settle legal disputes; the impact of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes; financial instrument and customer credit risks; settlement payments; and sufficiency of cash to fund our operations in 2006. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements.

Factors that could contribute to these differences include, but are not limited to, the following risks: we have a history of losses and negative cash flow; we face aggressive competition in our business, mainly from five (after the GN Resound / Phonak merger) substantially larger competitors; our financial results and stock price have fluctuated in the past and may fluctuate in the future; acquisitions could be difficult to integrate, disrupt our business, result in litigation, dilute the equity of our shareholders and subject us to amortization expense and/or write-down of intangible assets; our internal control over financial reporting may not be considered effective; we may lose a large customer or suffer a reduction in orders from a large customer and may be unable to collect significant receivable balances; we rely on several suppliers and contractors who may be unwilling or unable to meet our product, service or contracting requirements; we have high rates of returns, remakes and repairs; we must have innovative, technologically superior products to compete effectively and gain market share; our products, due to their complexity, may contain errors or defects that are discovered by our customers, thus harming our reputation and business; we may have issues with infringing on others’ intellectual property; we may have issues protecting our proprietary technology; we are dependent on international operations, particularly in Germany and Australia, which expose us to a variety of risks that could result in lower international sales; we could be sued for product liability; we could suffer penalties, injunctions or fines if we fail to comply with U.S. Food and Drug Administration regulations or various sales related laws; our stock price could suffer due to sales of stock by our directors and officers; and provisions in our charter documents, shareholder rights plan and Delaware law could deter any takeover of the Company. These factors are discussed in detail in the section titled, “Factors That May Affect Future Performance” included in Item 1-A of our Annual Report on Form 10-K for the year ended December 31, 2005. Investors should understand that it is not possible to predict or identify all such factors that could cause actual results to differ from expectations, and we are under no obligation to update these factors.

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

Product Developments

In 2005, we introduced our Innova product family of hearing aids based on a new technology platform that improved upon our two strongest existing features – noise reduction and directionality. Noise reduction allows the hearing aid to reduce background noise so that speech sounds are clearer. We believe we have the only omni-directional hearing aid that has been clinically proven to improve speech intelligibility with background noise present. Directionality allows the hearing aid wearer to better understand speech sounds through the use of directional microphones in the device. We launched Innova in the three months ended June 30, 2005 in English speaking countries and by the end of 2005 in non-English speaking countries. The Innova technology platform provides us the opportunity to develop a broad product line of full-featured hearing aids that can allow us to compete effectively at more price points of the hearing aid market. In November 2005 and May 2006, we launched our Applause and Natura Pro product lines, respectively, on a worldwide basis. Applause and Natura Pro are mid-range product families based on the Innova technology platform. In March 2006, we introduced our first “open-ear” product, Ion, which is based on the Innova technology platform. Open-ear products generally eliminate the effect of occlusion (occlusion is a “plugged-up” sensation that hearing aid wearers may encounter) because there is no ear-mold involved, rather these products have an ear-bud that allows air into the ear. The market for open-ear products is growing rapidly. We believe that Ion will provide us an opportunity to increase our net sales. In October 2006, the Balance premium product family was introduced, which combines proven technology with the latest adoptive systems that have recently been introduced into the marketplace.

Distribution Developments

We are competing in an industry that includes five (after the GN Resound / Phonak merger) much larger competitors who have significantly more resources and have established relationships and reputations. Their product offerings are broad and their infrastructure and marketing and distribution capabilities are well established, and they continue to vertically integrate. This makes it difficult for us to compete in the traditional distribution fashion. For this reason, we are interested in other distribution methods. We believe we are making progress with this strategy in several countries. In Germany, we sell direct to the consumer and use the ear-nose-throat (“ENT”) doctor to perform the hearing aid fitting. In Australia and Switzerland, we sell direct to the consumer through retail stores. In Austria, our largest customer is a chain of electronics stores that also sells hearing aids. In the Netherlands, our largest customer is a chain of optical stores that also sells hearing aids. As a result of our purchase of Tympany in December 2004, we sell an auditory testing device, the Otogram, to primary care physicians, ENT doctors, audiologists and hearing instrument specialists.

Financial Results

Our financial results in the three months ended September 30, 2006 improved from the three months ended September 30, 2005 as a result of the following:

•	We introduced our new open-ear product, Ion, in March 2006. The open-ear segment of the market appears to be driving growth in the hearing aid market. Some customers estimate that open-ear products now comprise more than 20% of their total sales. This product is particularly helpful for first time hearing aid wearers who experience a high-frequency hearing loss, and Ion is targeted to aging baby-boomers. We believe Ion is smaller, lighter and yet more powerful than competing open-ear products. In some European countries Ion has increased the aggregate average selling price.

•	We introduced our high-end Innova product late in 2005 in Europe, which meant Innova was available on a worldwide basis.

•	We introduced our new mid-range products, Applause and Natura Pro, on a worldwide basis in November 2005 and May 2006, respectively.

•	We have increased our management and operational focus on our product distribution channels. In addition, we are increasing our efforts to become more customer-centric. Our goal is to be the hearing healthcare provider of choice to customers who value unparalleled levels of service and quality, great products and competitive pricing.

•	We have a business plan focused on enhancing our profitability and have adjusted our business operation by country such that we are planning to improve our profitability in each country in which we have a direct operation.

•	Increased spending in marketing and selling has resulted in sales growth.

•	We restructured our Tympany operation in late 2005. While we continue to incur operating losses, the losses have been significantly reduced.

•	We reorganized our senior management team and reduced executive overhead and replaced general or sales management in each of our three major geographies – the U.S., Germany and Australia - in late 2005.

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations information for the periods indicated expressed as a percentage of net sales.

	For three months ended September 30,		For nine months ended September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	41.7	45.3	43.3	45.4
Asset impairment charge	—	2.8	—	0.9

Gross profit	58.3	51.9	56.7	53.7
Selling, general and administrative expense	52.3	52.3	50.5	52.5
Research and development expense	8.5	9.0	8.3	8.3
Asset impairment and restructuring charges (credit)	(0.3)	25.7	0.8	7.7

Operating loss	(2.2)	(35.1)	(2.9)	(14.8)
Other income, net	0.9	0.4	1.0	0.2

Loss before income taxes	(1.3)	(34.7)	(1.9)	(14.6)
Provision (benefit) for income taxes	1.5	(4.8)	0.6	(1.5)

Net loss	(2.8)%	(29.9)%	(2.5)%	(13.1)%

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of the related sale. Net sales by reportable operating segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	Change	2006	2005	Change
Hearing aids:
North America	$9,791	$9,337	5%	$30,974	$28,759	8%
Europe	10,132	9,194	10	29,569	33,398	(11)
Rest-of-world	5,940	4,763	25	16,243	13,786	18

Total Hearing Aids	25,863	23,294	11	76,786	75,943	1
Auditory testing equipment	602	1,059	(43)	2,662	4,486	(41)

Total	$26,465	$24,353	9%	$79,448	$80,429	(1)%

Net sales in the three months ended September 30, 2006 of $26,465 were up $2,112, or 9% from three months ended September 30, 2005 net sales of $24,353 primarily relating the effects of the Ion launch and related incremental sales due to new marketing and sales programs. Net sales in the nine months ended September 30, 2006 were $79,448, down $981, or 1% from the nine months ended September 30, 2005 net sales of $80,429 primarily relating to lower Europe and Auditory Testing Equipment sales, partially offset by North America and Rest-of-World gains. The nine months ended September 30, 2005 included the recognition of one time low margin auditory testing equipment upgrade revenue of $2,065.

North American hearing aid sales of $9,791 in the three months ended September 30, 2006 were up $454, or 5%, from last year’s three months ended September 30, 2005 sales level of $9,337. North American hearing aid sales in the nine months ended September 30, 2006 of $30,974 were up $2,215, or 8%, from nets sales for the nine months ended September 30, 2005 of $28,759. These increases were primarily due to higher unit sales and lower return rates, partially offset by a reduction in the average selling price. In the fourth quarter 2006, we plan to launch Balance, a new product family, which is anticipated to drive some incremental sales growth and should improve our average selling price going forward.

European hearing aid sales of $10,132 in the three months ended September 30, 2006 were up $938, or 10%, from the three months ended September 30, 2005 sales of $9,194 mainly as a result of strong sales due to the introduction of Ion. Ion increased the average selling price in certain European geographies. European hearing aid sales of $29,569 in the nine months ended September 30, 2006 were down $3,829, or 11%, from the nine months ended September 30, 2005 sales of $33,398. The sales decline was in part the result of the elimination of unprofitable European customers in 2006, repositioning our sales effort, and to the lengthening of the sales cycle from patient order to acceptance in certain European geographies.

Rest-of-world hearing aid sales of $5,940 in the three months ended September 30, 2006 were up $1,177, or 25%, from three months ended September 30, 2005 sales of $4,763. Rest-of-world hearing aid sales of $16,243 in the nine months ended September 30, 2006 were up $2,457, or 18%, from nine months ended September 30, 2005 sales of $13,786. Australian sales continued to benefit from new sales and marketing programs, Ion sales and further training of our consultants.

Auditory testing equipment (Tympany) sales of $602 in the three months ended September 30, 2006 were down $457, or 43%, from three months ended September 30, 2005 sales of $1,059. Auditory testing equipment sales of $2,662 in the nine months ended September 30, 2006 were down $1,824, or 41%, from nine months ended September 30, 2005 sales of $4,486. The nine months ended September 30, 2005 figures included the recognition of $2,065 of low-margin revenue pertaining to upgrading Otograms that had been deferred at the time of our acquisition of Tympany in December 2004.

We generally have a 60-day return policy for our wholesale hearing aid sales. In Germany, Australia and Switzerland, sales are at the retail level and are recognized upon customer acceptance, and therefore, sales returns in these countries are considerably lower than in the balance of our other business. Provisions for sales returns were $3,413 and $4,159 in the three months ended September 30, 2006 and 2005, respectively and $10,688 and $12,289 in the nine months ended September 30, 2006 and 2005, respectively. The decrease in the provision was principally the result of the mix of sales in North America. In 2005, Innova was launched and generally the higher priced the hearing aid, the higher the return rate. In addition, the longer a product is in the market, generally the return rate improves as a result of product improvements and the customer becomes more familiar with the product. We believe that the hearing aid industry, particularly in North America, experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations. Sales are at the retail level and are recognized upon customer acceptance, and therefore, sales returns in retail are considerably lower than in the balance of our business.

Gross Profit. Cost of sales primarily consists of manufacturing costs, royalty expenses, quality costs and costs associated with product remakes and repairs (warranty). Gross profit and gross margin by reportable operating segment were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2006		2005		2006		2005
Hearing aids:
North America	$4,814	49.2%	$5,097	54.6%	$15,781	50.9%	$16,070	55.9%
Europe	6,011	59.3	4,519	49.2	16,232	54.9	17,175	51.4
Rest-of-world	4,216	71.0	3,336	70.0	11,558	71.2	9,428	68.4

Total Hearing Aids	15,041	58.2	12,952	55.6	43,571	56.7	42,673	56.2
Auditory testing equipment	377	62.6	(317)	(30.0)	1,498	56.3	585	13.0

Total	$15,418	58.3%	$12,635	51.9%	$45,069	56.7%	$43,258	53.8%

Gross margin improved to 58.3% in the three months ended September 30, 2006 from 51.9% from last year’s three months ended September 30, 2005. This increase was primarily due to lower return rates for some of our products, cost improvements, an improved Tympany gross margin, and an increase in the average selling prices in international markets, particularly Europe. Third quarter 2005 gross margin included an asset impairment charge of $694 or 2.8% impact on gross margin. Gross margin improved to 56.7% in the nine months ended September 30, 2006 from 53.8% from last year’s nine months ended September 30, 2005 primarily as a result of the previously mentioned factors and the elimination of low-margin Tympany upgrade revenue.

North America’s gross margin decreased from 54.6% in the three months ended September 30, 2005 to 49.2% in the three months ended September 30, 2006 and from 55.9% in the nine months ended September 30, 2005 to 50.9% in the nine months ended September 30, 2006 primarily as a result of a shift in product mix to the selling of lower priced products. We launched Applause in November 2005 which caused average selling price to decline on an aggregate basis. Partially offsetting this has been cost savings and improved return rates on certain products.

Europe’s gross margin were up to 59.3% in the three months ended September 30, 2006 from 49.2% in the three months ended September 30, 2005 and were up to 54.9% in the nine months ended September 30, 2006 from 51.4% in the nine months ended September 30, 2005. This increase was primarily relating to an increase in the average selling prices due to the influence of Ion sales.

Rest-of-world gross margin were up from 70.0% in the three months ended September 30, 2005 to 71.0% in the three months ended September 30, 2006 and were up from 68.4% in the nine months ended September 30, 2005 to 71.2% in the nine months ended September 30, 2006 as new higher price products are replacing lower priced products in Australia. We also are providing improved sales training to clinical staff.

Auditory testing equipment gross margin in 2006 were up from both the three months ended September 30, 2005 and the nine months ended September 30, 2005 to the three months ended September 30, 2006 and the nine months ended September 30, 2006 primarily as a result of the elimination of the low-margin Tympany upgrade revenue and late 2005 restructuring activities.

Provisions for warranty were up slightly from $1,147 in the three months ended September 30, 2005 to $1,181 in the three months ended September 30, 2006 and were up from $3,820 in the nine months ended September 30, 2005 to $3,956 in the nine months ended September 30, 2006. The increase in the provision from three months ended September 30, 2005 to three months ended September 30, 2006 was primarily due to increased sales volume and the mix of both products and geography. The increase in the provision for the nine months ended September 30, 2005 to the nine months ended September 30, 2006 resulted from increased sales in North America.

Gross margin should continue to improve in part as a result of the increase in retail sales as a percentage of net sales, which carries a higher margin than our wholesale business. We also expect that competitive pricing will continue to put pressure on our selling prices and gross margin in our wholesale business. If we are able to continue to introduce new products on a periodic basis, we are hopeful that we can maintain or improve our overall average selling price and positively affect our gross margin. This, in combination with expected reduced purchased component and assembly costs, lower sales return rates and more off-shore outsourcing, should result in our gross margin improving.

Selling, General and Administrative. Selling, general and administrative expense primarily consists of wages and benefits for sales and marketing personnel, sales commissions, promotions and advertising, marketing support, distribution and administrative expenses.

Selling, general and administrative expense in dollars and as a percent of sales by reportable operating segment was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2006		2005		2006		2005
Hearing aids:
North America	$5,301	54.1%	$4,340	46.5%	$16,827	54.3%	$16,369	56.9%
Europe	4,464	44.1	3,930	42.7	12,028	40.7	12,546	37.6
Rest-of-world	3,504	59.0	3,039	63.8	9,404	57.9	8,707	63.2

Total Hearing Aids	13,269	51.3	11,309	48.5	38,259	49.8	37,622	49.5
Auditory testing equipment	574	95.3	1,439	135.9	1,855	69.7	4,640	103.4

Total	$13,843	52.3%	$12,748	52.3%	$40,114	50.5%	$42,262	52.5%

Selling, general and administrative expense in the three months ended September 30, 2006 of $13,843 increased by $1,095 or 8.6%, from last year’s three months ended September 30, 2005 level of $12,748 and selling, general and administrative expense as percentage of sales remained the same at 52.3% for both the three months ended September 30, 2006 and 2005. Selling general and administrative expenses increased in the three months ended September 30, 2006 from the three months ended September 30, 2005 as a result of targeted marketing and selling programs, expansion and acquisition of retail operations, increased stock based compensation expenses as a result of new accounting rules, and a legal judgment of $624 for a dispute with a former owner of an acquired business (discussed further below). This was equally offset by a reduction in auditory testing equipment expense and the effect of the restructuring activities undertaken in the second half of 2005.

Selling, general and administrative expense in the nine months ended September 30, 2006 of $40,114 was down $2,148, or 5.1%, from last year’s nine months ended September 30, 2005 level of $42,262 and selling, general and administrative expense as percentage of sales decreased from 52.5% in the nine months ended September 30, 2005 to 50.5% in the nine months ended September 30, 2006. North American selling, general and administrative expense in the nine months ended September 30 2006 increased from the nine months ended September 30, 2005 primarily as a result of targeted marketing and selling programs and acquisition of retail operations, coupled with increased stock based compensation expenses. European and Auditory Testing Equipment selling, general and administrative expenses decreased from 2005 to 2006 principally as a result of the aforementioned current period benefits from the restructuring activities that were undertaken in the second half of 2005. This was offset slightly by year-over-year increases in Rest-of-world selling, general and administrative expense of $697 for the nine months ended September 30, 2006 resulting from increased retail related expenses pertaining to targeted marketing programs, our third quarter acquisition, and expenses related to opening new stores.

As discussed in Note 5, in the third quarter 2006, a court rendered a ruling that the Company owes $624 plus interest to a former owner of Sanomed which is included in Europe selling, general and administrative expense for the three and nine months ended September 30, 2006 and represented 6.2% and 2.1% of Europe’s sales, respectively.

Research and Development. Research and development expense primarily consists of wages and benefits for research and development, engineering, regulatory and clinical personnel and also includes consulting, intellectual property, clinical studies and engineering support costs. Research and development expense in the three months ended September 30, 2006 of $2,240 is roughly the same as the prior year third quarter ended September 30, 2005. As a percentage of sales, research and development expenses went from 9.0% in the three months ended September 30, 2005 to 8.5% in the three months ended September 30, 2006 and remained at the same level of 8.3% in the nine months ended September 30, 2006 and September 30, 2005. We expect research and development expense to increase modestly in the fourth quarter of 2006 as we expand our efforts to release new products and improve existing products.

Asset Impairment and Restructuring Charges. In December 2004, we acquired 100% of the stock of Tympany, the developer of the Otogram, a machine that automates the four most commonly performed tests for diagnosing hearing loss. Due to the lack of progress toward profitability, a changing business model and the termination of the management team at Tympany in the third quarter 2005, we determined that Tympany assets were impaired and recorded an asset impairment charge of $5,755 related to the write-down of the intangible assets recorded in connection with the acquisition of Tympany of which $694 is cost of sales. In addition, we recorded $1,186 of restructuring charges primarily related to personnel reductions at Tympany. As a result of an asset impairment charge taken on the auditory testing equipment operating segment (Tympany) in the third quarter 2005, we have expensed in the three and nine months ended September 30, 2006 Tympany earn-out amounts of $211 and $639, respectively. The Tympany asset impairment charge of $211 in the three months ended September 30, 2006 was offset by $293 favorable outcome due to a settlement with the previous Tympany owners on the earn-out calculation from the December 2004 acquisition date to June 2006. We will continue to expense these earn-out payments.

Other Income/Expense. Other income/expense primarily consisted of foreign currency gains and losses and interest income and interest expense. Other income was $235 in the three months ended September 30, 2006 compared to other income of $96 in the three months ended September 30, 2005. Other income was $759 in the nine months ended September 30, 2006 compared to other income of $184 in the nine months ended September 30, 2005. The increase related primarily to the weakening U.S. dollar which resulted in higher currency translation gains, as well as higher interest income.

Provision (Benefit) for Income Taxes. Provision is made for taxes on pre-tax income. In some jurisdictions net operating loss carry-forwards reduce or offset tax provisions. We had an income tax provision for the three months ended September 30, 2006 of $409 compared to an income tax benefit of $1,166 in the three months ended September 30, 2005. The current year income tax provision was principally the result of taxable income at one of our European operations and the prior year income tax benefit was principally the result of a reversal in the third quarter of 2005 of $686 related to the elimination of a tax contingency in foreign locations. We had an income tax provision in the nine months ended September 30, 2006 of $496 compared to an income tax benefit of $1,243 in the nine months ended September 30, 2005. Income taxes on profits in the U.S. and a number of our foreign subsidiaries are currently negated by our net operating loss carry-forwards, which total approximately $45,434.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1,014 for the nine months ended September 30, 2006. Cash uses resulted from the net loss of $2,022, as positively affected by certain non-cash expenses including depreciation and amortization of $3,434 and stock-based compensation of $741, interest related expenses of $9, and negatively affected by foreign currency gains of $478. Cash uses also resulted from an increase in accounts receivable of $1,798, an increase in other assets of $128 and an increase in prepaid expenses of $15. These cash uses were offset by cash provided by increases in accounts payable, accrued liabilities and deferred revenue of $1,259 and a decrease in inventories of $12.

Net cash used in investing activities of $14,397 for the nine months ended September 30, 2006 resulted from the purchase of marketable securities of $9,902, an increase in investments and customer advances of $1,980, purchases of property and equipment of $1,583, and payments relating to acquisitions of businesses and intangibles of $932.

Net cash provided by financing activities of $13,676 for the nine months ended September 30, 2006 resulted from the proceeds related to the placement of 3,200 shares with private investors in a Private Investment in Public Equity (“PIPE”) transaction of $11,087, stock option exercises of $1,825 and net proceeds from a decrease in restricted cash, cash equivalents and marketable securities of $1,695. These positive cash flow items were partially offset by principal loan payments of $931.

Our cash and marketable securities, including restricted amounts, totaled $25,005 as of September 30, 2006. We have a number of items that will negatively affect our cash balance in 2006. The more significant items include:

•	Cash payments for restructuring charges accrued in 2005.

•	Payments on our long-term loan.

•	Earn-out payments in connection with previous acquisitions.

In addition, we may make (i) settlement payments regarding our disputes with ETG and the former owners of Sanomed; (ii) acquisitions of complementary businesses and (iii) customer loans. We believe that our cash and marketable securities balance will be adequate to meet our operating, working capital and investment requirements for the next year.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of business since December 31, 2005

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective in the first quarter of 2007 and the Company is currently evaluating the provisions of FIN 48 and the effect it may have on its results of operations and financial position.

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

In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently determining the effect it may have on its results of operations and financial position.

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

Derivative Instruments. We, have in the past and may in the future, enter into readily marketable forward contracts with financial institutions to minimize the short-term impact of foreign currency fluctuations on certain intercompany balances. We do not enter into these contracts for trading or speculation purposes. Gains and losses on the contracts are included in the results of operations and offset foreign exchange gains or losses recognized on the revaluation of certain intercompany balances. Our foreign exchange forward contracts generally mature three months from the contract date.

Foreign Currency Risk. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S., and from intercompany account balances between our U.S. parent and our non-U.S. subsidiaries. In the three months ended September 30, 2006, approximately 65% of our net sales and 54% of our operating expenses were denominated in currencies other than the U.S. dollar. In the nine months ended September 30, 2006, approximately 63% of our net sales and 49% of our operating expenses were denominated in currencies other than the U.S. dollar.

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

For the nine months ended September 30, 2006 and 2005, average currency exchange rates to convert one U.S. dollar into each local currency for which we had sales greater than 10% of consolidated net sales were as follows:

	2006	2005
Euro	0.80	0.79
Australian dollar	1.34	1.30

ITEM 4.	CONTROLS AND PROCEDURES

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

In February 2006, the former owners of Sanomed, which the Company acquired in 2003, filed a lawsuit in German civil court claiming that certain deductions made by the Company against certain accounts receivable amounts and other payments remitted to the former owners were improper. The former owners seek damages in the amount of approximately $1,946. The Company filed its statement of defense in April 2006 and oral arguments were held in August 2006 with the court asking the parties to attempt to settle the matter. Settlement discussions failed and the parties agreed to proceed to a court hearing. In addition, as part of the Sanomed purchase agreement the former owners were entitled to earn-out payments based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to these earn-outs irrespective of the achievement of the revenue milestones. Two of the former owners filed suit against the Company claiming that they are entitled to their full remaining earn-out and other compensation of approximately $2,081. In October 2006, a German court rendered a decision in favor of one of the former owners ruling that the Company owes such former owner $592 plus court costs of $32, and accrued interest. The $624 is recorded as a component of selling, general and administrative expense in the condensed consolidated statements of operations. The Company strongly disagrees with this decision and intends to file an appeal. The lawsuit by the other former owner is still pending.

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

ITEM 6.	EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit #	Description
10.2	Settlement Agreement and Release, signed July 25, 2006, between the Company and Stephen L. Wilson

10.3	Form of Securities Purchase Agreement (incorporated by reference to the current report on Form 8-K, filed on August 17, 2006)

10.4	Form of Registration Rights Agreement (incorporated by reference to the current report on Form 8-K, filed on August 17, 2006)

10.5	Sales Plan Termination and Lock-Up signed September 9, 2006 (incorporated by reference to the current report on Form 8-K, filed September 13, 2006)

31.1	Rule 13a-14(a) / 15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15-d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2006

/s/ MICHAEL M. HALLORAN
Michael M. Halloran Vice President and Chief Financial Officer