Form 10-K
period 2006-12-31
SONIC INNOVATIONS INC
filed 2007-03-16
CIK 1105982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-30335

SONIC INNOVATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0494518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2795 East Cottonwood Parkway, Suite 660 Salt Lake City, UT	84121-7036
(Address of principal executive offices)	(Zip Code)

(801) 365-2800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, ($.001 par value) Preferred Stock Purchase Rights	The NASDAQ Stock Market L.L.C. The NASDAQ Stock Market L.L.C.

Securities registered pursuant to Section 12(g) of the Act:

None

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $97.7 million. For purposes of this calculation, all executive officers and directors of the registrant and all beneficial owners of more than ten percent or more of the registrant’s common stock were considered affiliates.

As of March 1, 2007, the registrant had outstanding 26,271,318 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Our Company

Sonic Innovations Inc. is a hearing aid company. We design, develop, manufacture and market advanced digital hearing aids intended to provide the highest levels of satisfaction for hearing impaired consumers. We have developed patented Digital Signal Processing (“DSP”) technologies based on what we believe is an advanced understanding of human hearing. In those countries where we have direct (owned) operations, we sell our products to hearing care professionals or directly to hearing impaired consumers. In other parts of the world where we do not have direct operations, we sell principally to distributors. From our inception, we have focused on the therapeutic side of hearing care by developing high-performance digital hearing aids.

In December 2004, we purchased Tympany, Inc. (“Tympany”) a company that developed a machine to automate the four primary hearing tests. We expected synergies to develop in sales as a result of this acquisition by marrying diagnostic and therapeutic segments of the hearing care market. That is, we anticipated that the placement of a machine in a physician’s office would generate revenue for his or her business and would result in referrals of the hearing impaired individual to us. This placement and referral concept never developed to the level we anticipated and thus, we made the decision, in the fourth quarter of 2006 to divest of Tympany and put our focus solely on manufacturing and selling hearing aids. On February 20, 2007, we sold Tympany to a group of private investors. Therefore, as of December 31, 2006 and 2005, our Auditory Testing Equipment division, Tympany, has been classified as held for sale in the Consolidated Balance Sheets and as a discontinued operation in the Consolidated Statements of Operations for 2006, 2005 and 2004.

Our Balance, Innova, Applause, Natura Pro, Natura 2, Tribute and Quartet hearing aid product lines, all of which incorporate our DSP platform, can be purchased in the six common models for hearing aids: behind-the-ear (“BTE”); in-the-ear (“ITE”); half-shell (“HS”, which fills the entire bowl of the ear and is visible in the ear); in-the-canal (“ITC”); mini-canal (“MC”); and completely-in-the-canal (“CIC”). Ion, a form of behind-the-ear (“BTE”) hearing aid, was launched in March 2006 as an “open ear” device, a rapidly growing market segment. Open-ear devices reduce the occlusion effect (the “plugged up” sensation that hearing aid wearers may encounter).

We have three reportable operating segments including North America, which includes owned operations in the U.S. and Canada; Europe, which includes owned operations in Germany, Denmark, the Netherlands, Austria, Switzerland and England; and Rest-of-world, which includes an owned operation in Australia. See Note 17 to our consolidated financial statements.

Registered trademarks of Sonic Innovations, Inc. are: Ion, Balance, Innova, Applause, Natura, Tribute, Quartet, Expressfit, Directionalplus, Directionalfocus, Personalized Noise Reduction, and Sonic Innovations. Our Company was originally organized as a Utah corporation in 1991 under the name Sonix Technologies. We reincorporated in Delaware and changed our name to Sonic Innovations, Inc. in 1997.

Industry Background

The Hearing Aid Market

The market for hearing aids is very large and has substantial unmet needs. Industry researchers estimate that approximately 10% of the population suffers from hearing loss, but only about 2% actually use hearing aids. There is no one source of worldwide hearing aid market and sales data, but U.S. data is maintained by the Hearing Industry Association and is generally adopted and used by the industry as a proxy for worldwide data. As depicted in the following chart, less than 24% of the U.S. total population in 2005 that could benefit from a hearing aid actually owns a hearing aid:

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

Despite this low level of market penetration, annual worldwide retail sales of hearing aids are estimated to be over $6 billion and wholesale sales are estimated to be over $2 billion. We anticipate that demographic trends, such as the aging of the developed world’s population, will accelerate the growth of the hearing impaired population, which should result in increasing hearing aid sales over time.

The hearing aid market can be categorized into two main types – analog and digital. Digital hearing aids were first introduced in 1996 and in 2006 represented 92% of U.S. hearing aid sales, up from 89% in 2005 and 83% in 2004. Digital hearing aids have continued to gain market share at the expense of older analog technology. This is particularly true as digital hearing aids have become more affordable and closer in price to analog hearing aids. For the past three years, we estimate that the overall U.S. hearing aid market grew by mid-single digits annually based on data provided by the Hearing Industry Association. In addition, behind-the-ear (“BTE”) style hearing aids have seen significant growth in 2006, representing 44% of units sold in the United States, up from 33% in 2005, and 26% in 2004. This growth is attributed to the popularity of open-ear BTE hearing aids, as well as the directional technology available in this style of product.

Hearing Impairment

The major causes of hearing loss are aging, noise exposure, disease and injury. Hearing loss is usually gradual and develops slowly. In most cases it goes unnoticed by the hearing impaired individual until the coping mechanisms they have developed (turning up the volume on the TV, moving closer in proximity to the speaker, asking for others to repeat themselves, etc.) are no longer effective. The impact of hearing loss on a person’s lifestyle can be dramatic. For adults, it can result in isolation from family and friends and a reluctance to participate in social events as well as an impairment to productivity in the workplace. In children, it can negatively affect the ability to learn, the development of communication skills and the ability to interact with others.

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

In the case of sensorineural hearing loss, all sounds are not affected equally. Typically, higher frequencies are more difficult to hear than lower frequencies. Accordingly, the first sounds to “disappear” are those that have the highest pitches, such as the voices of women and children. Furthermore, speech becomes much more difficult to comprehend since it is the softer, higher-pitched consonants that provide essential information to facilitate discrimination among words. Consider the following word list: cat, hat, fat, and sat. Without the ability to clearly hear the first letter of each of these words, a person is rendered helpless to comprehend what is being said. As a result, people with hearing losses often complain that they can hear others talking but do not understand what is being said.

Obtaining a Hearing Aid

An individual who seeks help for a sensorineural hearing loss is generally motivated by a family member or may be referred by a primary care physician or an ear-nose-throat physician to a hearing care professional—an audiologist or a hearing instrument specialist. The majority of hearing aids sold in the U.S. are custom-made to each individual’s ear canal, particularly for users who have a mild to moderate hearing impairment. In Europe, standard products such as BTE’s are the majority. The introduction of open ear products is having an effect on the mix worldwide. Most markets, including the U.S. market, are shifting towards standard products. The hearing care professional first performs an audiologic examination before taking an impression of the person’s ear canals with a liquid silicone material that hardens to the approximate shape of the canal. This impression is sent to the hearing aid manufacturer who then builds a hearing aid enclosed in a custom shell that matches the impression. This process usually requires about one week. There is considerable art and craftsmanship associated with creating custom hearing aids that fit comfortably. A great deal of judgment is involved in shaping the final shell. If the aid does not fit the patient properly, the hearing care professional may make small modifications to the shell or send the hearing aid back to the manufacturer for a remake. It is not uncommon for a new hearing aid to require remaking, which often requires an additional week.

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

Our Technology

Our hearing aid technology strategy is to combine a number of distinct technologies, supported by 41 patents and patent applications in process to date, to produce premium performing digital hearing aids. We seek to protect our intellectual property through patents, licenses, trade secrets and non-disclosure agreements. We hold 37 U.S. patents, and we are the exclusive licensee for hearing aid and hearing protection applications under two patents held by Brigham Young University. We have 4 U.S. patent applications pending. We seek foreign patent protection for our more significant patents in our more significant markets. At the core of our technology are proprietary DSP platforms that contain patented algorithms that are based on what we believe is an advanced understanding of human hearing. These algorithms pre-process the incoming sound and present it to the impaired cochlea in a way that helps restore natural loudness perception and preserves the cues necessary for speech understanding.

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

Our Ion, Balance, Innova, Applause, and Natura Pro product lines incorporate our newest generation of DSP. This proprietary spectral enhancement technology offers a unique design that utilizes 16-channel WDRC with very-fast acting time constants. The combination of multi-channel narrow-band compression and very-fast acting time constants plays a crucial role in preserving the “naturalness” of sound, and results in what we believe is an exceptional sounding hearing aid. In addition, our new premium product line Balance, provides hands-free operation for the hearing aid user through a universal program that offers both omni-directional and directional technology in a single program.

Our Natura 2, Tribute and Quartet product lines incorporate our second generation of DSP and continue to be among the smallest custom and behind-the-ear products available today. These hearing aids provide advanced, customized sound processing through our patented core digital signal processing, speech weighted expansion, proprietary Personalized Noise Reduction technology and Directionalplus system.

We introduced a new class of behind-the-ear hearing aids in 2006, the micro-BTE, branded Ion, Ion + and micro-Balance. These BTEs are very small, only about 20 mm long, 7 mm wide and 9 mm high. They utilize either a conventional earmold and connecting tube or a very thin tube (about 1.3 mm in diameter) with an acoustically transparent, or open dome to position the tube in the ear canal. This open fitting, combined with Sonic’s sound-processing technology practically eliminates the dissatisfying effect called occlusion, the unnatural sound of the user’s own voice. These hearing aids are very discrete because of their small size and hardly visible tubing. The standard tubing and domes, and our fitting system allow the clinician to sell and fit the hearing aid in one office visit.

With the exception of our Ion brand products, all of our hearing aids can be purchased in the six common models for hearing aids: BTE; ITE; HS; ITC; MC and CIC. Our most recent products offer the latest in advanced DSP algorithms and include: automatic noise reduction, adaptive directionality and feedback management. These features are described in more detail below.

• Automatic Noise Reduction

Our automatic noise reduction system actively seeks out steady-state background noise and adds the ability to adapt the amount of noise reduction based on the input level of the noise. Many competitive noise reduction algorithms only allow for a fixed configuration that may or may not have optional levels for varying degrees of noise. This leaves hearing aid users challenged to locate the correct setting when their listening environment suddenly changes. In contrast, automatic noise reduction removes the guess work for the hearing aid user by automatically adjusting the amount of noise reduction applied based on the level of the noise detected. No switches or adjustments are required.

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

• Feedback Management

Phase cancellation is the latest in feedback management technology and is designed to remove feedback before it becomes audible. The Balance product family offers both static phase cancellation, as well as adaptive phase cancellation, which eliminates transient feedback associated with telephone use. The result is squeal-free operation for the hearing aid user without having to sacrifice gain/amplification. Also available is an automatic gain adjuster which searches for feedback in each of the hearing aid’s channels and adjusts the gain automatically and appropriately so that feedback is removed. In addition, our feedback management technology can be engaged by the hearing aid user via the push button on the hearing aid, allowing the user to “train” the feedback canceller should feedback occur.

• Expressfit

In order to ensure that our advanced digital hearing aids are properly programmed to the individual needs of the hearing aid wearer, we have developed a proprietary programming system, Expressfit, which runs on standard personal computers and enables our hearing aids to be easily configured by the hearing care professional to the unique needs of each wearer.

Improving Speech Understanding in Noise

The number one enhancement sought by hearing aid wearers is improved speech understanding in noise. Our products have been clinically proven to enhance speech understanding in the presence of noise, offering hearing aid wearers a solution to the problem that challenges them the most. Clinically proven outcomes demonstrate that our Ion, Balance, Innova, Applause and Natura 2 products improve speech understanding in noise where speech and noise originate from the same source in front of the user, which is one of the most adverse conditions faced by the hearing aid wearer. We are able to accomplish this feat through our superior noise reduction algorithm and our directional microphone system.

Manufacturing

Our principal manufacturing facility is in Eagan, Minnesota (near Minneapolis), with smaller manufacturing facilities in Montreal, Canada, and Parkside, South Australia (near Adelaide). Our principal manufacturing facility was established in Eagan because the presence of many major medical device companies, including hearing aid manufacturers, has created a skilled labor pool in that area. Our manufacturing operations consist of the following activities:

•	overseeing the production of the DSP platforms used in our products;

•	assembling and testing electronic subsystems and non-custom hearing aid products;

•	fabricating custom hearing aid shells;

•	integrating the electronic components into the hearing aid shells;

•	testing and calibrating finished hearing aids; and

•	repairing and servicing our products.

We assemble our custom products (CIC, MC, HS, ITC and ITE) according to specifications received from hearing care professionals. We produce custom hearing aids from an impression of the wearer’s ear canal and programming requirements of the hearing aid which we receive from the hearing care professional, from which we produce a custom hearing aid. Our BTE products are assembled using a standard plastic housing and are not custom-molded for a wearer’s ear because they are placed on the back of the ear. We use our Eagan, Minnesota facility as a pilot for the new BTE products. Once ready, they are outsourced to a contract manufacturer.

A number of critical components used in our products are currently available from only a single or limited number of suppliers. For example, our two proprietary digital signal processing chips that we use in our production today, and the chip we will use in our planned launch of a new product family in 2007, are manufactured by a single supplier. Our relationship with these suppliers is critical to our business because our proprietary DSP chips are integral to our products and because only a small number of suppliers would be able or willing to produce our chips in the relatively small quantities and with the exacting specifications we require. The receivers and microphones used in all our products are available from only two suppliers. We also rely on a limited number of contractors for certain development projects and assembly operations and are, therefore, subject to their performance, over which we have little control.

Product Returns, Remakes and Repairs

The hearing aid industry experiences high levels of product returns, remakes and repairs due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations. Our actual sales returns were $13.6 million in 2006, $13.7 million in 2005, and $13.2 million in 2004. Our actual warranty (remake and repair) costs were $4.1 million in 2006, $4.5 million in 2005 and $4.7 million in 2004. The reduction in costs is primarily due to improvements in our products.

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

There are more than 12,000 hearing care professionals in the U.S., of which over 8,000 sell hearing aids. Our direct sales force targets select hearing care professionals who are capable of and interested in dispensing advanced digital hearing aids. In addition to our direct sales force, we have an inside sales force and direct trainers. We also make limited use of contract trainers, who both influence and train hearing care professionals in order to differentiate our products and to ensure proficiency with our hearing aid programming and fitting system. We also advertise our products to hearing care professionals through major launch events, local training programs, promotional materials, trade publications and conventions. Our sales force is responsible for implementing loyalty and cooperative advertising programs with specific customers to generate demand for our products.

In Canada, England, Denmark, Austria and the Netherlands, we principally sell to hearing aid retailers and directly to the hearing impaired consumer to a limited extent. In Australia and Switzerland, we principally sell directly to the hearing impaired consumer through retail clinics and on a wholesale basis to other hearing aid retailers to a limited extent. In Germany, we principally sell directly to the hearing impaired consumer and pay the ear-nose-throat (“ENT”) doctor to perform the hearing aid fitting on the consumer. Elsewhere in the world, we principally sell through established distributors, who in turn sell to hearing care professionals.

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

Our net sales from continuing operations in 2006 of $105.5 million by operating segment were as follows: North America—$41.8 million; Europe—$41.7 million; Rest-of-world—$22.0 million. Auditory Testing Equipment division sales, classified as discontinued operations, were $3.5 million. Our customers are not generally contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time. We may be unable to retain our current customers, and we may be unable to recruit replacement or additional customers. We are selling hearing aids to a number of retail chains that have a large number of owned or franchised locations and buying groups that have a large number of locations under contract. We are subject to the risk of losing these customers, incurring significant reductions in sales to these customers, reducing prices in response to demands from these customers or incurring substantial marketing expenses in order to maintain their business. In addition, we are subject to the risk of being unable to collect receivable balances from these customers. The Australian Government’s Office of Hearing Services, a division of the Department of Health and Aging, accounted for 12% of 2006 total net sales. No other customer accounted for 10% or more of consolidated net sales.

Research and Development

We continue to work on both product improvements and new product development, and we expect to continue both activities in the future. We intend to use product improvements and new product development to enhance our competitive position in the market. Research and development includes auditory research, clinical testing, program management and engineering, software engineering, mechanical engineering and materials science. Outside contractors are used for some product- or technology-development activities. Research and development expense was $7.8 million in 2006 and 2005 and $9.7 million in 2004. Research and development expense for our auditory testing equipment unit, reported as a discontinued operation in the consolidated statements of operations, was $1.0 million in 2006 and 2005.

Competition

Hearing Aids

We encounter aggressive competition from a number of hearing aid competitors worldwide. We compete principally with five larger companies—Siemens GmbH, Starkey Laboratories, Inc., Widex A/S, William Demant Holdings A/S and Phonak S.A./Great Nordic A/S (GN Resound) —all of which have greater financial, sales, marketing, manufacturing and development resources than we currently possess. We may not be able to compete effectively with these companies. The number of hearing aid companies who have a manufacturing and marketing presence in the hearing aid industry is approximately one-half of what it was in 1990. Consolidation in the hearing aid industry has occurred at the wholesale and retail levels in the past number of years, as evidenced by the acquisitions of Interton, Beltone, Dahlberg/Miracle Ear, ReSound, Philips, Unitron and Sonus, and further consolidation could produce stronger competitors. In 2006, the acquisition of GN ReSound by Phonak was announced and is expected to be completed in the first half of 2007.

The digital segment of the hearing aid industry is characterized by increasing competition and new product introductions. The proliferation of digital hearing aids has lead to intense marketing campaigns as each company tries to differentiate its products and services from the others. We compete on the basis of sound quality, features, cosmetics, quality, price, ease of fitting the hearing aid, marketing and sales support, customer service, and education and training. We believe we can currently compete effectively on each of these factors, but if we fail to compete effectively, our net sales and operating results could suffer.

Patents, Licenses and Trade Secrets

We currently hold 37 U.S. patents and are the exclusive licensee for hearing aid and hearing protection applications under two patents held by Brigham Young University (“BYU”). We also have 4 U.S. patent applications pending. Our auditory testing division, which was sold on February 20, 2007, had 4 patents and 9 patents pending, all of which transferred to the new owners.

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

Sales of our products outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approvals required by other countries may negatively affect our ability to sell products in those countries. In order to market our products in the member countries of the European Union (“EU”), we are required to obtain the CE Mark certification, which we have accomplished for our hearing aid products by meeting the requirements of the Medical Device Directive 93/42/EEC and ISO 13485. Any failure to maintain our ISO 13485 certification or CE Mark for our hearing aid products could significantly reduce our net sales and operating results.

We must also maintain compliance with federal, state and foreign laws regarding sales incentives, techniques, referrals and other programs.

Employees

As of December 31, 2006, we had 342 employees in North America, 130 employees in Europe and 167 employees in Australia. The majority of employees outside the U.S. are in operations and sales and marketing. None of our employees are represented by a labor union. We have never experienced any work stoppages and we consider relations with our employees to be good. Our auditory testing equipment division has 21 employees, who went with the sale of that division on February 20, 2007.

Executive Officers of the Registrant

The following table sets forth our officers and their ages as of December 31, 2006:

Name	Age	Position
Andrew G. Raguskus	61	Executive Chairman of the Board

Samuel L. Westover	51	President and Chief Executive Officer

Victor H. Bray, Jr.	52	Vice President and Chief Audiology Officer

Jerry L. DaBell	60	Vice President, Research and Development

Jeffrey R. Geigel	33	Vice President of North American Sales

Michael M. Halloran	46	Vice President and Chief Financial Officer

Scott O. Lindeman	42	Vice President and Corporate Controller

Christie R. Mitchell	47	Vice President, Manufacturing Operations

Richard V. Scott	46	Vice President of Worldwide Marketing

Brent H. Shimada	46	Vice President Administration and General Counsel

Andrew G. Raguskus has been Executive Chairman of the Board of Sonic Innovations, Inc. since October 2005 when he resigned as the Company’s President and Chief Executive Officer. He joined the Company in 1996 as President and Chief Executive Officer and director. Mr. Raguskus was Chief Operating Officer of Sonic Solutions, Inc., a maker of digital audio workstations, during 1996. He was Senior Vice President Operations of ReSound Corporation, a hearing aid company, from 1991 to 1995. Prior to joining ReSound, Mr. Raguskus held positions with various technology companies, including Sun Microsystems, Inc. and General Electric’s Medical Systems division. He has served on the board of the Hearing Industries Association. Mr. Raguskus earned a bachelor’s degree in electrical engineering from Rensselaer Polytechnic Institute.

Samuel L. Westover joined Sonic Innovations, Inc. as President and Chief Executive Officer in October 2005. He has been a director since January 2002 and served as Chairman of the Audit Committee and a member of the Compensation and Governance and Nominating Committees until his appointment as President and CEO. From 2002 to 2004, Mr. Westover was President and CEO of CIGNA Dental and President of CIGNA HealthCare’s Small Business Segment. Mr. Westover was also CEO of two public companies and was the founding Chief Financial Officer of Wellpoint, the largest health insurer in the U.S. In connection with the Salt Lake City 2002 Winter Olympics, Mr. Westover was Special Assistant to the Governor of Utah, and established an independent economic development task force. He also received a gubernatorial appointment to serve as Chairman of the Public Education Job Enhancement Committee, providing scholarships and financial assistance to facilitate advanced education of high school teachers in math and sciences. Mr. Westover received the Los Angeles, California Entrepreneur of the Year award in 2000 from Ernst & Young, CNN, NASDAQ and USA Today. Mr. Westover earned a bachelor’s degree in accounting from Brigham Young University.

Victor H. Bray, Jr. joined Sonic Innovations, Inc. in 1997 and became Vice President for Auditory Research in 1999 and Vice President for Quality Systems in 2004 and in March 2006 became Chief Audiology Officer for Sonic Innovations. He has more than 25 years experience in the field, including 15 years in private practice and over 10 years in industry. He earned his bachelor’s degree in biochemistry from the University of Georgia, a master’s degree in audiology from Auburn University, and a doctorate in speech and hearing science from the University of Texas at Austin. He is a 2003 recipient of the Hearing Industries Association (HIA) Volunteerism Award for dedication, expertise, and effort in creating a structure that ensures the substance and the science that supports hearing aid marketing and advertising in America.

Jerry L. DaBell joined Sonic Innovations in July 2000 as Vice President Business Development and became Vice President Product Development in January 2002. He was Senior Vice President Business Development of IMP, Inc., a semiconductor manufacturer, where he was employed from 1988 to 2000. He earned a bachelor’s degree and a master’s degree in electrical engineering from Brigham Young University.

Jeffrey R. Geigel was General Manager of Sonic Innovations’ Canadian operations from June 2002 until his promotion to Vice President of North American Sales in December 2005. Mr. Geigel initially joined Sonic in 2001 as a business development consultant. From 1998 to 2001 he was Vice President Marketing and Communications of Helix Hearing Care of America Corporation, a North American operator of hearing healthcare clinics. Mr. Geigel earned his Bachelor’s degree in social sciences from the University of Ottawa.

Michael M. Halloran joined Sonic Innovations, Inc. in April 1999 as Corporate Controller and was promoted to Vice President in December 2002 and subsequently to Chief Financial Officer in July 2006. Mr. Halloran began his career at Ernst & Young, where he worked for eight years, from 1985 to 1994 rising to Senior Audit Manager. From 1994 to 1999, he held various senior positions at C.R. Bard a large medical device company, based in New Jersey. Mr. Halloran is a CPA and earned a Bachelor’s degree in Business Administration, with a concentration in Accounting, from State University of New York at Oswego.

Scott O. Lindeman joined Sonic Innovations in September 2006 as Vice President and Corporate Controller. Mr. Lindeman was previously with SIRVA, Inc., a global relocation services provider, where he served as a Director of Accounting from 2002-2006. From 1999-2002, Mr. Lindeman worked for Global Crossing LTD, as Director of U.S. Accounting Operations. He was previously employed by KPMG, LLP for nine years. He earned his MBA from the University of Rochester, a bachelor’s degree in accounting from Brigham Young University, and is a Certified Public Accountant.

Christie R. Mitchell joined Sonic Innovations in 2000 as Materials Manager and became Director of Material Logistics in 2003 and Vice President Worldwide Manufacturing Operations in December 2005. From 1981 to 2000, she held various positions in the procurement and materials management organization of the Baker Hughes Company, a provider of oil and gas drilling products.

Richard V. Scott joined Sonic Innovations as Vice President of Worldwide Marketing in December 2006. Mr. Scott brings 17 years of global sales and marketing experience from the eye care industry with an extensive background in managing pharmaceutical, medical device and consumer packaged goods product lines. Most recently, he held a similar position at Advanced Medical Optics (AMO), a spin-off company from Allergan, Inc. Prior to AMO and Allergan, Mr. Scott held a number of sales and marketing positions with Alcon Laboratories, Inc., including initiating and overseeing operations in Africa, Japan and the United States. He holds a Bachelor of Arts degree in Marketing from the University of Utah and an MBA in International Business from the American Graduate School of International Management (Thunderbird).

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

We encounter aggressive competition from a number of competitors worldwide, five of which have far greater sales and more extensive financial and business resources than we have. We may not choose to, or be able to, match the type or the volume of incentives that our competitors provide to hearing aid retailers, which could put us at a competitive disadvantage. In addition, some competitors have purchased or established their own network of owned or franchised retail hearing aid operations or are adding to those networks, which could cause us to lose existing customers and make it difficult to recruit new customers. If we fail to compete effectively, our net sales and operating results will suffer.

Our financial results may fluctuate significantly, which may cause our stock price to decline.

Our financial results have fluctuated significantly in the past and may fluctuate significantly in the future. These fluctuations could cause our stock price to vary significantly. Factors that may cause fluctuations in our operating results include the following: general economic conditions; hearing aid market conditions; the competitive performance of our products; delays or problems completing or introducing new products; expenses associated with increasing our sales, marketing or distribution capabilities; difficulties in integrating and managing acquired operations that could result in poor performance, additional expenses or write-downs of acquired intangible assets; changes in government healthcare systems and reductions in reimbursement levels for hearing aids or diagnostic hearing testing; competitive pressures resulting in lower selling prices or significant promotional costs; difficulties in relationships with our customers, particularly large buying groups; demand for and market acceptance of our products, particularly new products where eventual market acceptance may not follow early indications; reductions in orders from larger customers; high levels of returns, remakes and repairs; changes in our product or customer mix; regulatory requirements; difficulties in managing international operations; the effect of future acquisitions; the effect of international conflicts and threats; inability to forecast revenue accurately; nonpayment of receivables; the announcement or introduction of new products or services by our competitors; manufacturing problems; component availability and pricing; unanticipated adverse decisions related to legal proceedings, claims and litigation; and other business factors beyond our control.

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

We may not be able to meet performance expectations for, or successfully integrate, businesses we have acquired or may acquire on a timely basis or at all. For example, as part of our business strategy, we may continue to make acquisitions that complement or expand our existing business. Acquisitions involve risks, including (i) the inability to successfully integrate acquired businesses or to realize anticipated synergies, economies of scale or other expected value; (ii) difficulties in managing and coordinating operations at new sites; (iii) the loss or termination of key employees of acquired businesses; (iv) the loss of key customers of acquired businesses; (v) performance of acquired products; (vi) unanticipated expenses in connection with refining and improving acquired products; (vii) diversion of management’s attention from other business concerns; (vii) risks of entering businesses and markets in which we have no direct or limited prior experience and (viii) acquisitions may upset our current customers. Acquisitions may result in the utilization of cash and marketable securities, dilutive issuances of equity securities and the incurrence of debt, any of which would weaken our financial position. In addition, acquisitions may result in the creation of (i) certain definite-lived intangible assets that increase amortization expense, (ii) goodwill and other indefinite-lived intangible assets that subsequently may result in large write-downs should these assets become impaired and (iii) earn-out or other payments that may need to be expensed rather than recorded as additional goodwill.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Although we have implemented enhanced procedures to properly prepare our financial statements, we cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal control over financial reporting. We prepared for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. However, the continuous process of strengthening our internal controls and complying with Section 404 is expensive and time consuming and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the NASDAQ Global Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

The loss of any large customer or a reduction in orders from any large customer could reduce our net sales and harm our operating results.

We anticipate that our operating results in any given period will depend in part upon revenues from a number of larger customers including buying groups. Our customers are not generally contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time. We may be unable to retain our current customers, and we may be unable to recruit replacement or additional customers. We are selling hearing aids to a number of retail chains that have a large number of owned or franchised locations and buying groups that have a large number of locations under contract. We are subject to the risk of losing large customers, incurring significant reductions in sales to these customers, reducing prices in response to demands from these customers or incurring substantial marketing expenses in order to maintain their business. In addition, we are subject to the risk of being unable to collect receivable balances from these customers.

We rely on several suppliers and contractors, and our business will be seriously harmed if these suppliers and contractors are not able to meet our requirements.

Certain critical components used in our products are currently available only from a single or limited number of suppliers. For example, each of our proprietary digital signal processing chips is manufactured by a single supplier. These suppliers may not be willing or able to satisfy our requirements. We also rely on a limited number of contractors for certain hearing aid component assemblies and advanced integrated circuitry development and are therefore subject to their performance, over which we have little control. We may lose the services of these key suppliers or contractors. Finding a substitute part, process, supplier or contractor may be expensive and time-consuming, or may prove impossible in the near-term.

We have high levels of product returns, remakes and repairs, and our net sales and operating results will be lower if these levels increase.

We generally offer a minimum 60-day return policy and various warranties on our hearing aids. In general, the hearing aid industry has high levels of returns, remakes and repairs, and we believe our level of returns, remakes and repairs is comparable to that of the industry. We may not be able to attain lower levels of returns, remakes and repairs and, in fact, these levels may increase, which could reduce our net sales and operating results.

If we fail to develop new and innovative products, our competitive position will suffer, and if our new products are not well accepted, our net sales and operating results will suffer.

In order to be successful, we must develop new products and be a leader in the commercialization of new technology innovations in the hearing aid market. Technological innovation is expensive and unpredictable and among other things, requires hiring (i) expert personnel who are difficult to find and attract, or (ii) external contractors to perform complex tasks. Without the timely introduction of new products, our existing products are likely to become technologically obsolete over time, which would harm our business. We may not have the technical capabilities necessary to develop further technologically innovative products. In addition, any enhancements to, or new generations of, our products, even if successfully developed, may not generate significant revenues. Moreover, if we are unable to continue to introduce new products on a periodic basis, the overall average selling price of our products may decline, negatively impacting our gross margin and operating results. Our products may be rendered obsolete by changing consumer preferences or the introduction of products embodying new technologies or features by us or our competitors. Obsolescence of our products, a “breakthrough” new method of addressing hearing loss or the introduction of technologically superior products by new or existing competitors could cause us a rapid loss of sales or market share, which would have a significant adverse effect on our net sales, operating results and stock price.

Because of the complexity of our products, there may be undiscovered errors or defects that could harm our business or reputation.

Our products are complex and may contain undetected defects, errors or failures. Our customers may discover defects and errors after new products have been introduced and sold. The occurrence of any defects, errors or failures could result in the loss of or delay in market acceptance of our new products, product returns and warranty expenses, any of which could harm our reputation and business and adversely affect our net sales and operating results.

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

We have in the past and may in the future receive notices from third parties alleging patent, trademark or copyright infringement. Whether or not we actually infringe a third party’s rights, receipt of these notices could result in significant costs and diversion of the attention of management from our business. If a successful claim were brought against us, we would have to attempt to license the intellectual property right from the claimant or spend time and money to design around or avoid the intellectual property. Any such license may not be available on reasonable terms, or at all. We are currently involved with one and may be involved in future lawsuits, arbitrations or other legal proceedings alleging patent infringement or other intellectual property rights violations. In addition, litigation, arbitration or other legal proceedings may be necessary to:

•	assert claims of infringement of or otherwise enforce our intellectual property rights;

•	protect our trade secrets or know-how; or

•	determine the enforceability, scope and validity of our intellectual property rights or those of others.

We may be unsuccessful in defending or pursuing these lawsuits or claims. Regardless of the outcome, litigation can be very costly and can divert management’s attention. An adverse determination may subject us to significant liabilities or require us to seek licenses to other parties’ intellectual property rights. We may also be restricted or prevented from manufacturing, marketing or selling a new product that we develop. Further, we may not be able to obtain any necessary licenses on acceptable terms, if at all.

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

ITEM 1-B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease manufacturing and office space in support of our business. Total leased space as of December 31, 2006 was 176,785 square feet as follows:

Location	Square Footage	Lease Expiration
Salt Lake City, Utah	39,815	August 2009

Eagan, Minnesota	22,748	September 2011

Other North America locations	8,380	Various through July 2011

Houston, Texas	5,400	July 2008

Copenhagen, Denmark	4,995	May 2008

London, England	6,440	Various through April 2009

Adelaide, Australia	10,596	December 2007

Australia retail locations	38,425	Various through August 2011

Birr-Lupfig, Switzerland	2,583	September 2007

Switzerland retail locations	5,240	Various through March 2010

Leibnitz, Austria	1,636	June 2007

Zwolle, Netherlands	5,199	July 2008

Montreal, Canada	7,475	October 2009

Hamburg, Germany	12,035	Various through December 2010

Germany retail locations	5,818	Various through June 2011

Total	176,785

We believe we have sufficient manufacturing capacity to satisfy current and forecasted demand for at least the next 12 months.

ITEM 3.	LEGAL PROCEEDINGS

In June 2005, Energy Transportation Group, Inc. (“ETG”) filed a patent infringement lawsuit in the United States District Court for the District of Delaware against fourteen defendants, including us. ETG claims the defendants have infringed upon U.S. Patent No. 4,731,850 entitled “Programmable Digital Hearing Aid System” and U.S. Patent No. 4,879,749 entitled “Host Controller for Programmable Digital Hearing Aid System.” ETG is seeking damages resulting from defendants’ unauthorized manufacture, use, sale, offer to sell and/or importation into the U.S. products, methods, processes, services and/or systems that infringe the above-named patents. We have filed our answer denying all allegations. Discovery has begun with a trial date set for January 2008.

In February 2006, the former owners of Sanomed, which we acquired in 2003, filed a lawsuit in German civil court claiming that certain deductions made by us against certain accounts receivable amounts and other payments remitted to the former owners were improper. The former owners seek damages in the amount of approximately $2.0 million. We filed our statement of defense in April 2006 and oral arguments were held in August 2006 with the court asking the parties to attempt to settle the matter. Settlement discussions failed and the parties agreed to proceed to a court hearing. In addition, as part of the Sanomed purchase agreement the former owners were entitled to earn-out payments based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to these earn-outs irrespective of the achievement of the revenue milestones. Two of the former owners filed suit against us claiming that they are entitled to their full remaining earn-out of approximately $2.2 million plus interest. In October 2006, a German court rendered a decision in favor of one of the former owners ruling that we owe such former owner approximately $0.6 million. The $0.6 million is recorded as a component of selling, general and administrative expenses in the consolidated statements of operations. We strongly disagree with this decision and have filed an appeal which is currently pending. The lawsuit by the other former owner is also still pending.

We strongly deny the allegations contained in the ETG and the Sanomed lawsuits and intend to defend our position vigorously; however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect on us. We establish liabilities when a particular contingency is probable and estimable. For certain contingencies noted above, we have accrued amounts considered probable and estimable.

From time to time we are subject to legal proceedings, claims and litigation arising in the ordinary course of our business. Most of these legal actions are brought against us by others and, when we feel it is necessary, we may bring legal actions. Actions can stem from disputes regarding the ownership of intellectual property, customer claims regarding the function or performance of our products, government regulation or employment issues, among other sources. Litigation is inherently uncertain, and therefore we cannot predict the eventual outcome of any such lawsuits. However, we do not expect that the ultimate resolution of any known legal action, other than as identified above, will have a material adverse effect on our results of operations and financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) Stock Exchange, under the symbol “SNCI.” The high and low sales prices of our common stock, as reported by the NASDAQ Global Market are set forth below for the periods indicated.

	Price Range
2006	High	Low
First quarter	$5.00	$4.22
Second quarter	5.47	4.50
Third quarter	4.98	3.82
Fourth quarter	5.27	3.85

	Price Range
2005	High	Low
First quarter	$5.90	$3.95
Second quarter	5.72	4.00
Third quarter	5.26	4.30
Fourth quarter	4.44	2.93

The closing price of our common stock as reported by the NASDAQ Global Market on March 1, 2007 was $7.17 per share. As of March 1, 2007, there were approximately 3,200 holders of record of our common stock.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following table compares total Shareholder returns for the Company over the last five years to the Standard and Poor’s 500 Stock Index and the NASDAQ’s Health Care index assuming a $100 investment made on December 31, 2001. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

Dividends

We have never declared or paid cash dividends on our stock, and our board of directors has no present intention to declare or pay cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information concerning our equity compensation plans as of December 31, 2006:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,231	$4.71	2,673
Equity compensation plans not approved by security holders	—	—	—

Total	3,231	$4.71	2,673

ITEM 6.	SELECTED FINANCIAL DATA

The following tables indicate the trends in certain components of our consolidated statements of operations, balance sheets and other information for each of the last five years. Our Auditory Testing Equipment division, Tympany, has been classified as held for sale in the Consolidated Balance Sheets as of December 31, 2006 and 2005 and as a discontinued operation in the Consolidated Statements of Operations for 2006, 2005 and 2004. Tympany was acquired in December 2004.

Selected Five Year Data:

(in thousands, except per share and other data)

	2006	2005	2004	2003	2002
Statements of Operations:
Net sales	$105,492	$99,126	$97,688	$87,690	$68,018
Gross profit	$60,887	$55,125	$53,118	$46,364	$35,405
Percent of net sales	57.7%	55.6%	54.4%	52.9%	52.1%
Operating expenses	$60,907	$63,286	$52,624	$46,708	$36,783
Percent of net sales	57.7%	63.8%	53.9%	53.3%	54.1%
Income (loss) from continuing operations	$416	$(6,936)	$453	$(344)	$(1,378)
Loss from discontinued operations	$(1,996)	$(12,672)	$(42)	—	—
Net income (loss)	$(1,580)	$(19,608)	$411	$376	$32
Basic income (loss) per common share:
Continuing operations	$0.02	$(0.32)	$0.02	$0.02	$0.00
Loss from discontinued operations	$(0.09)	$(0.60)	—	—	—
Net income (loss)	$(0.07)	$(0.92)	$0.02	$0.02	$0.00
Diluted income (loss) per common share:
Continuing operations	$0.02	$(0.32)	$0.02	$0.02	$0.00
Loss from discontinued operations	$(0.09)	$(0.60)	—	—	—
Net income (loss)	$(0.07)	$(0.92)	$0.02	$0.02	$0.00
Weighted average common shares outstanding—basic	23,408	21,382	20,733	19,941	19,595
Weighted average common shares outstanding—diluted	23,932	21,382	22,152	20,971	20,869
Balance Sheets:
Cash and marketable securities—unrestricted	$19,679	$7,342	$20,980	$21,360	$35,561
Cash and marketable securities—restricted	6,773	8,384	11,325	11,852	—
Total assets	108,321	86,764	111,116	106,996	74,746
Long-term obligations	4,682	5,033	7,161	7,845	—
Total liabilities	42,417	36,993	39,971	41,943	14,901
Shareholders’ equity	65,904	49,771	71,145	65,053	59,845
Other:
Countries with direct operations	9	9	9	9	8
Number of employees	639	634	637	586	531

In 2005, we recorded an asset impairment charge $1,256 to selling, general and administrative expense and a restructuring charge of $2,828 for continuing operations, both of which are included in operating expenses in the table above. We also recorded an asset impairment charge of $694 to cost of sales, $5,561 to selling, general and administrative expense, and a restructuring charge of $1,163, all of which are included on the single line “Loss from discontinued operations” in the Consolidated Statement of Operations, as more fully discussed in Notes 7 and 10 to the consolidated financial statements.

Unaudited Quarterly Results of Operations:

	First	Second	Third	Fourth
2006:
Net sales	$24,792	$26,131	$25,863	$28,706
Cost of sales	11,167	11,226	10,822	11,390

Gross profit	13,625	14,905	15,041	17,316
Operating expenses	14,348	14,463	15,260	16,836

Operating profit (loss)	(723)	442	(219)	480
Other income, net	69	455	234	255

Income (loss) before income taxes	(654)	897	15	735
Income tax provision (benefit)	172	(85)	409	81

Income (loss) from continuing operations	(826)	982	(394)	654
Loss from discontinued operations, net of income taxes	(753)	(668)	(364)	(211)

Net income (loss)	$(1,579)	$314	$(758)	$443

Basic earnings (loss) per common share:
Continuing operations	$(0.04)	$0.04	$(0.02)	$0.03
Discontinued operations	(0.03)	(0.03)	(0.01)	(0.01)

Net income (loss)	$(0.07)	$0.01	$(0.03)	$0.02

Diluted earnings (loss) per common share:
Continuing operations	$(0.04)	$0.04	$(0.02)	$0.03
Discontinued operations	(0.03)	(0.03)	(0.01)	(0.01)

Net income (loss)	$(0.07)	$0.01	$(0.03)	$0.02

Weighted average common shares outstanding—basic	21,850	22,119	24,003	25,610
Weighted average common shares outstanding—diluted	21,850	23,061	24,003	26,097

2005:
Net sales	$24,034	$28,615	$23,294	$23,183
Cost of sales	10,668	12,260	10,342	10,731

Gross profit	13,366	16,355	12,952	12,452
Operating expenses	15,316	14,977	13,489	19,504

Operating profit (loss)	(1,950)	1,378	(537)	(7,052)
Other income (expense), net	(46)	128	96	28

Income (loss) before income taxes	(1,996)	1,506	(441)	(7,024)
Income tax provision (benefit)	88	(165)	(1,166)	224

Income (loss) from continuing operations	(2,084)	1,671	725	(7,248)
Loss from discontinued operations	(1,393)	(1,408)	(8,015)	(1,856)

Net income (loss)	$(3,477)	$263	$(7,290)	$(9,104)

Basic earnings (loss) per common share:
Continuing operations	$(0.10)	$0.08	$0.03	$(0.33)
Discontinued operations	(0.06)	(0.07)	(0.37)	(0.09)

Net income (loss)	$(0.16)	$0.01	$(0.34)	$(0.42)

Diluted earnings (loss) per common share:
Continuing operations	$(0.10)	$0.08	$0.03	$(0.33)
Discontinued operations	(0.06)	(0.07)	(0.36)	(0.09)

Net income (loss)	$(0.16)	$0.01	$(0.33)	$(0.42)

Weighted average common shares outstanding—basic	21,215	21,289	21,488	21,530
Weighted average common shares outstanding—diluted	21,215	21,984	22,317	21,530

In the third quarter 2005, we recorded a restructuring charge of $208 for continuing operations. We also recorded an asset impairment charge of $694 to cost of sales and $5,061 to selling, general and administrative expense and a restructuring charge of $978 for discontinued operations. In the fourth quarter 2005, we recorded an asset impairment charge of $1,256 to selling, general and administrative expense and a restructuring charge of $2,620 for continuing operations. We also recorded an asset impairment charge of $500 to selling, general and administrative expense and a restructuring charge of $185 for discontinued operations. In the fourth quarter 2005, we determined that it was more likely than not that we would not be able to realize the future benefit of the deferred income tax asset of our Australian subsidiary and, accordingly, we recorded a valuation allowance of $1,179, which was charged to income taxes. These charges are more fully discussed in Notes 7 and 10 to the consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except share data)

OVERVIEW

Sonic Innovations Inc. is a hearing aid company. We design, develop, manufacture and market advanced digital hearing aids intended to provide the highest levels of satisfaction for hearing impaired consumers. We have developed patented Digital Signal Processing (“DSP”) technologies based on what we believe is an advanced understanding of human hearing. In those countries where we have direct (owned) operations, we sell our products to hearing care professionals or directly to hearing impaired consumers. In other parts of the world where we do not have direct operations, we sell principally to distributors. From our inception, we have focused on the therapeutic side of hearing care by developing high-performance digital hearing aids.

In December 2004, we purchased Tympany, Inc. (“Tympany”) a company that developed a machine to automate the four primary hearing tests. We expected synergies to develop in sales as a result of this acquisition by marrying diagnostic and therapeutic segments of the hearing care market. That is, we anticipated that the placement of a machine in a physician’s office would generate revenue for his or her business would result in referrals of the hearing impaired individual to us. This placement and referral concept never developed to the level that we anticipated and thus, we made the decision, in the fourth quarter of 2006, to divest Tympany and put our focus solely on selling hearing aids. On February 20, 2007, we sold Tympany to a group of private investors. Therefore, as of December 31, 2006 and 2005, our Auditory Testing Equipment division, Tympany, has been classified as held for sale in the Consolidated Balance Sheets and as a discontinued operation in the Consolidated Statements of Operations for 2006, 2005 and 2004.

Market

The hearing aid market is large at both the wholesale (manufacturing) level (over $2.0 billion) and the retail level (over $6.0 billion). It is estimated less than 24% of those who could benefit from a hearing aid actually own one. There are many factors that cause this low market penetration rate, such as the high cost of hearing aids, the stigma associated with wearing hearing aids, the discomfort of wearing hearing aids and the difficulty in adjusting to amplification. We believe that these negative factors will decrease in importance in the future because we expect prices to decline and the stigma aspect to decrease as improvements in technology make the devices smaller, less conspicuous and more comfortable and as hearing loss becomes more prevalent in society. Therefore, in the future, we expect that more people who could benefit from hearing aids will buy them, and we believe that the growth rate of the hearing impaired population will be significant, particularly as the developed world’s population ages and the advancement and growth of other technologies that can cause hearing impairment.

Offsetting this trend are the following market conditions affecting us in a negative way:

•	Competition is intense and new product offerings by our competitors are coming to market more quickly than in the past.

•	The performance, features and quality of lower-priced products continue to improve, which attracts more customers to these lower-priced products resulting in a lower overall average selling price.

•

The rate of transition from analog to digital hearing aids has slowed considerably because digital devices now represent a significant percentage in most developed markets. For example, in the United States digital hearing aids now represent over 90% of the market.

•	Many consumers feel that hearing aids are simply too expensive and cannot justify purchase on a cost-benefit basis.

The available wholesale market continues to shrink as our competitors implement vertical integration strategies and buying groups limit the number of manufacturers with whom they do business. Thus, for us to be successful, we need to develop and acquire distribution capacities.

Product Developments.

In March 2006, we introduced our first “open-ear” product, Ion. Open-ear products are gaining popularity because they eliminate the effect of occlusion (occlusion is a “plugged-up” sensation that hearing aid wearers may encounter). This is accomplished by having an ear-bud that allows air into the ear rather than an ear-mold. The market for open-ear products is growing rapidly. The market is using the open-ear hearing aid primarily to target the first time hearing aid wearer, who currently represents 40% of the purchasers of hearing aids in the United States. Smallest in class, yet powerful enough to fit a wide range of high-frequency hearing loss, Ion is a unique product offering that we believe is the best in the market place.

In October 2006, our Balance premium product family was introduced and combines proven technology with the latest adaptive systems that have recently been introduced into the marketplace. The Balance family of products includes an open-ear model.

In 2005, we introduced our Innova product family of hearing aids. Innova improved upon our two strongest features existing at that time– noise reduction and directionality. Noise reduction allows the hearing aid to reduce background noise so that speech sounds are clearer. We believe we have the only omni-directional hearing aid that has been clinically proven to improve speech intelligibility with background noise present. Directionality allows the hearing aid wearer to better understand speech sounds through the use of directional microphones in the device. The Innova technology platform provides us the opportunity to develop a broad product line of full-featured hearing aids that can allow us to compete effectively at more price points of the hearing aid market. In November 2005 and May 2006, we launched our Applause and Natura Pro product lines, respectively, on a worldwide basis. Applause and Natura Pro are mid-range product families based on the Innova technology platform.

Distribution Developments

We are competing in an industry that includes five (after the completion of the GN Resound / Phonak merger) much larger competitors who have significantly more resources and have established relationships and reputations. Their product offerings are broad and their infrastructure and marketing and distribution capabilities are well established, and they continue to vertically integrate. This makes it difficult for us to compete in the traditional distribution fashion. For this reason, we are interested in new and existing distribution methods. We believe we are making progress with this strategy. We are expanding the use of customer advances in situations where customers are seeking to grow their businesses. In certain cases, we sell direct to the consumer and use the ear-nose-throat (“ENT”) doctor to perform the hearing aid fitting, while in other cases, we sell direct to the consumer through various retail stores. We believe some combination of wholesale and direct-to-consumer will continue to be critical for us in certain geographies. Accordingly, we are actively pursuing acquisitions of retail distribution opportunities in our major geographies.

Financial Results

Our financial results in 2006 were vastly improved from 2005. In 2005, we were impacted by large losses in our Tympany operation, which we acquired in December 2004, including a $6,255 write-down of our Tympany investment and restructuring charges of $1,163, both relating to our discontinued operation. Relating to continuing operations, we incurred restructuring charges of $2,828, which were mainly related to severance for personnel reductions and eliminating excess facilities, and an impairment charge for our England operation of $1,256.

In 2006, we made many changes to our organization and reviewed our distribution strategy in general, but more specifically we did the following:

•	Increased spending on sales and marketing initiatives, particularly in the U.S., Australia and Germany.

•	Launched new products, specifically Ion and the Balance family.

•	Worked on improving relationships with buying groups and large customers.

•	Removed a layer of executive overhead in late 2005.

•	Replaced our general or sales management in each of our three major geographies – the U.S., Germany and Australia.

•	Adjusted our business by country, including raising prices in certain markets.

•

Increased our management and operational focus on product distribution channels compared to a previous focus on technology. In addition, we increased our efforts to become more customer-centric. Our goal is to be the hearing aid provider of choice to customers who value unparalleled levels of service and quality, great products and competitive pricing.

•	Finally and most important, we improved accountability by installing processes and systems.

In 2007, we expect to continue to improve as a result of our rebuilding efforts in 2006. We plan to continue our focus on securing distribution, increasing sales, enhancing customer service, great products and improved efficiency. In addition, we have sold Tympany in February 2007, which will allow us to solely focus on hearing aids. Also, we anticipate acquiring distribution in 2007 with our available cash and marketable securities.

RESULTS OF OPERATIONS

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of sale. Net sales by reportable operating segment by year were as follows:

	2006	2005	Change	2004	Change
Continuing operations
Hearing aids:
North America	$41,761	$37,394	12%	$35,907	4%
Europe	41,718	43,300	(4)	45,004	(4)
Rest-of-world	22,013	18,432	19	16,777	10

Net sales	$105,492	$99,126	6%	$97,688	1%

Discontinued operations
Tympany	$3,483	$5,915	(41)%	$846	599%

2006 Compared with 2005

Net sales from continuing operations of $105,492 in 2006 increased 6% from net sales of $99,126 in 2005. Our auditory testing equipment business (Tympany), which is reported under discontinued operations in the consolidated statements of operations, had net sales of $3,483, a decrease of 41% from net sales of $5,915 in 2005.

North American net sales of $41,761 in 2006 increased 12% from 2005 net sales of $37,394 as U.S. net sales increased 11% and Canadian sales increased 16%. Contributing to the North American net sales increase was the introduction of Ion in the first quarter 2006 and Balance in the fourth quarter 2006. To date, Ion has experienced lower then average return rates. Net sales also benefited 1% related to an acquisition in the third quarter of 2006. While U.S. 2006 gross unit sales increased 11% over 2005, the average selling price decreased 4% over the 2005 average selling price. The 2006 product mix, particularly the strong Ion and Natura Pro sales which carry a lower average selling price than our other competing products, contributed to the lower average selling price in 2006 and the higher percentage of sales to buyer groups which generally carry a lower price. We increased our sales and marketing activities in 2006 and focused this spending on customer activities. We expect to launch a new product family, Velocity, in 2007 which will help drive sales in the quarter of release, currently scheduled in the second quarter and we anticipate we will gain new customers as a result. We have a training and launch event scheduled for June of 2007, at which time we will train many of our existing customers and invite potential new customers to learn about Velocity. Spending for this event, coupled with spending for the annual trade show in the second quarter of 2007 will result in significant incremental spending and may not be matched by a corresponding second quarter 2007 increase in sales.

European sales of $41,718 in 2006 decreased 4% from 2005 sales of $43,300. The sales decline was in part the result of the elimination of unprofitable European customers in 2006, primarily in England, repositioning our sales effort, increased backlog in certain European geographies, particularly in Germany, and the implementation of a computer system in two locations, which forced the company to focus internally for a period of time. Slightly offsetting the sales decline was 1% foreign currency exchange gain relating to the U.S. dollar in relation to the European currencies in 2006. Average selling prices in our biggest geographic area in Europe, Germany, increased as a result of the launch of Ion, which was positioned as a premium product. We hired sales and marketing personnel in mid and late 2006 and we expect to increase our spending on customer activities in 2007, which we anticipate will generate new customers and thus increase net sales.

Rest-of-world sales of $22,013 in 2006 increased 19% from 2005 sales of $18,432 as a result of increased sales in Australia, resulting mainly from a 13% unit volume increase in 2006 and new higher price products that are replacing lower priced products in Australia. Australian sales also benefited from new leadership and new sales and marketing programs. Slightly offsetting this increase was a 1% foreign currency exchange loss relating to the strengthening U.S. dollar in relation to the Australian dollar. We expect to open new stores in Australia over the next year to leverage our Hearing Life brand and the infrastructure of our Australian business. The cost of these stores will be greater than the net sales from these stores in the beginning of 2007, but we anticipate this to change by the end of the year.

Auditory testing equipment sales of $3,483 decreased 41%, from its $5,915 level in 2005. Sales were affected in 2005 by the recognition of deferred revenue pertaining to an upgrade obligation that existed at the acquisition date of $2,065.

We sell almost exclusively high-end 100% digital hearing aids. We believe it is important to have a number of product families to provide our customers with pricing flexibility in selling to the hearing impaired consumer. We currently have eight product families in 2006 – Ion, Balance, Innova, Applause, Natura Pro, Natura 2, Tribute, and Quartet.

We generally have a 60-day return policy for wholesale hearing aid sales and 30 days for our retail sales. Provisions for sales returns for continuing operations were $13,712, or 11.5% of gross hearing aid sales, and $14,367, or 12.7% of gross hearing aid sales, in 2006 and 2005, respectively. The decrease is a result of new products that, to date, have had decreased return rates, improvements in existing products and training of our customer base. Generally, the return rate for a product improves the longer a product is in the market. We believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations. In Germany, Australia, Switzerland and a portion of the Netherlands, sales are at the retail level and are recognized upon customer acceptance, and therefore, sales returns in these countries are considerably lower than in the balance of our business.

2005 Compared with 2004

Net sales from continuing operations of $99,126 in 2005 increased 1% from net sales of $97,688 in 2004 reflecting increased sales in Australia, which was categorized as Rest-of-world.

North American sales of $37,394 in 2005 increased 4% from 2004 sales of $35,907 as U.S. sales increased only slightly (1%), but Canadian sales increased significantly (37%). U.S. sales continued to be effected by pressures from competitors’ new products, pricing concessions and aggressive dealer incentives. Our high-end Innova product family, which was introduced early in the second quarter 2005, sold well in the second quarter 2005, but Innova thereafter did not drive incremental sales to the extent that we anticipated. Canadian sales increased in 2005 from 2004 levels mainly as a result of the introduction of Innova, aggressive marketing programs and a larger sales force.

European sales of $43,300 in 2005 decreased 4% from 2004 sales of $45,004 mainly due to a 24% decrease in sales from our Denmark operation, which was a combination of lower sales in Denmark and reduced export sales to certain distributors, particularly our distributor in France. Germany experienced a 1% decrease in sales from 2004 to 2005. Sales in most other European geographic regions increased, with Switzerland leading the way, but the increase in Switzerland was favorably affected by a full year of sales of a retail operation acquired in the second quarter 2004.

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

Gross Profit. Cost of sales primarily consists of manufacturing costs, royalty expenses, quality costs and costs associated with product remakes and repairs (warranty). Our gross profit and gross margin by reportable operating segment by year were as follows:

	2006		2005		2004
Continuing operations
Hearing aids:
North America	$22,248	53.3%	$20,433	54.6%	$20,280	56.5%
Europe	23,003	55.1	22,478	51.9	21,659	48.1
Rest-of-world	15,636	71.0	12,214	66.3	11,179	66.6

	$60,887	57.7	$55,125	55.6	$53,118	54.4

Discontinued operations
Tympany	$2,046	58.7	$1,102	18.6	$411	48.6

2006 Compared With 2005

Gross profit from continuing operations of $60,887 in 2006 was up 10.5% from last year’s level of $55,125 mainly as a result of increased net sales, which were up 6% year-over-year, and gross margin increased to 57.7% in 2006 from 55.6% in 2005. The gross margin increase principally resulted from lower return rates for some of our products, the increase in the number of units, cost reductions primarily from outsourcing our products to lower cost locations and increased selling prices in Germany. We are also seeing a shift to standard products from custom products, which generally carry a higher margin.

North American gross margin decreased from 54.6% in 2005 to 53.3% in 2006 as a result of a shift in product mix to the selling of lower priced products and a higher percentage of sales to buying groups. This was partially offset by cost reductions from outsourcing standard product production.

European gross margin increased from 51.9% in 2005 to 55.1% in 2006. Average selling prices in Europe increased from 2005 to 2006 as a result of the influence of Ion.

Rest-of-world gross margin increased from 66.3% in 2005 to 71.0% in 2006 as a result of improved management and sales training of our sales consultants which increased average selling prices, a reduction in the cost of products due to increased use of manufacturing outsourcing and more retail sales as a percent of sales which carry a higher gross margin.

Gross profit relating to our discontinued operations segment (Tympany) of $2,046 in 2006 was up 85.7% from $1,102 in 2005 mainly as a result of an asset impairment charge from 2005 of $694 pertaining to the write-down of intellectual property, which had been recorded upon the acquisition of our Tympany operation in December 2004 and the recognition of $2,065 in very low margin deferred revenue on the upgrade previously mentioned.

Provisions for warranty for continuing operations increased to $5,289 in 2006 from $4,875 in 2005, principally as a result of increased unit sales in North America. We are seeing that the product improvements implemented in the last few years are starting to improve the repair and remake history and we anticipate this trend will continue. Thus, we expect a reduction in the warranty cost per unit sold in 2007 as compared to 2006.

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

2005 Compared With 2004

Gross profit from continuing operations of $55,125 in 2005 was up 4% from 2004’s level of $53,118 mainly as a result of increased net sales, which were up 1% year-over-year and improved gross margin. Gross margin increased to 55.6% in 2005 from 54.4% in 2004 primarily due to mix. North American gross margin decreased due to lower average selling prices, despite higher-priced Innova sales, as prices of our legacy products decreased and the incentives and rebates on most products increased. European gross margin improved largely due to the continuing shift from custom to standard products. The cost of a custom device is higher than the cost of a standard device while selling prices are generally similar. Provisions for warranty decreased to $4,875 in 2005 from $5,104 in 2004, principally as a result of product improvements related to improved wax protection systems that have reduced the frequency at which hearing aids are returned for repair but which have resulted in an increase in the unit cost per repair. From 2004 to 2005, the number of hearing aids returned for repair decreased by more than 10%.

Gross profit from discontinued operations of $1,102 in 2005 increased from $411 in 2004 as a result of a full year of activity in 2005. The gross margin decline principally resulted from an asset impairment charge in 2005 of $694 pertaining to the write-down of intellectual property, which had been recorded upon the acquisition of our Tympany operation in December 2004. In addition, gross margin in our auditory testing equipment segment was adversely affected by our recognition of deferred revenue that existed at the acquisition date, which added $2,065 of very low margin revenue in 2005, product issues, supplier issues, warranty issues and inventory write-offs.

Selling, General and Administrative. Selling, general and administrative expense primarily consists of wages and benefits for sales and marketing personnel, sales commissions, promotions and advertising, marketing support, distribution and administrative expenses.

Selling, general and administrative expense in dollars and as a percent of sales by reportable operating segment by year was as follows:

	2006		2005		2004
Continuing operations
Hearing aids:
North America	$23,457	56.2%	$22,133	59.2%	$17,816	49.6%
Europe	16,629	39.9	17,446	40.3	15,494	34.4
Rest-of-world	13,062	59.3	11,838	64.2	9,650	57.5

Total	$53,148	50.4	$51,417	51.9	$42,960	44.0

Discontinued operations
Total	$2,384	68.4	$6,065	102.5	$408	48.2

2006 Compared with 2005

Selling, general and administrative expense from continuing operations was $53,148, in 2006, an increase of $1,731, or 3.4%, from selling, general and administrative expense of $51,417 in 2005 while selling general and administrative expenses as a percentage of sales improved in all reportable segments from 2005 to 2006. The increase in selling, general and administrative expenses from 2005 to 2006 was primarily the result of targeted marketing and selling programs and opening and acquiring retail locations and increased stock based compensation expense. In North America, we spent more on our customers in the form of cooperative advertising, and launch related activities for the Ion and the Balance family of products. European selling, general and administrative expenses decreased from 2005 to 2006 principally as a result of benefits from the restructuring activities that were undertaken in the second half of 2005. However, we increased spending in the latter half of 2006 as a result of targeted marketing and selling programs. We expect the increase to continue in 2007 as we increase spending to develop new customer relationships. Year-over-year increases in Rest-of-world selling, general and administrative expense of $1,224 resulted from increased retail related expenses pertaining to targeted marketing programs, our third quarter acquisition, and expenses related to opening new stores. We plan to open eight new stores in Australia in 2007, of which five were opened in January 2007. We plan to open the other three in the first half of 2007.

Selling, general and administrative expenses from discontinued operations was $2,384 in 2006, a decrease of $3,681, or 60.7%, from selling, general and administrative expenses in 2005. This decrease was mainly the result of cost cutting measures within the Tympany operation in late 2005 that benefited 2006.

2005 Compared with 2004

Selling, general and administrative expense was $51,417, or 51.9% of net sales, in 2005, an increase of $8,457, or 20%, from selling, general and administrative expense of $42,960, or 44.0% of net sales, in 2004. This increase was mainly the result of significant increases in U.S., Germany and Australia sales and marketing expenses as we sought to strengthen our position in these three important markets, and, to a lesser extent, the full year affect in 2005 of the acquisition of a small Switzerland-based retail chain in the second quarter 2004. In addition, we established accruals for potential settlements of various legal and other disputes in 2005. The increasingly competitive nature of our business was reflected in increased selling, general and administrative expenses as a percent of net sales in each geography from 2004 to 2005. The increase as a percent of net sales was exacerbated by a decrease in sales in Europe. A portion of the increased sales and marketing costs in 2005 related to the introduction of the Innova product family, which particularly affected 2005 North American selling, general and administrative expenses. In addition, Australia added significantly to its sales and marketing infrastructure, developed a number of new marketing programs and completed an enterprise resource planning system implementation in 2005.

Selling, general and administrative expenses from discontinued operations was $6,065 in 2005, an increase of $5,657, from selling, general and administrative expenses in 2004. This increase was mainly the result of the full year effect in 2005 of our December 2004 acquisition of Tympany.

Research and Development. Research and development expense primarily consists of wages and benefits for research and development, engineering, regulatory and clinical personnel and also includes consulting, intellectual property, clinical studies and engineering support costs.

2006 Compared with 2005

Research and development expense of $7,759, or 7.4% of net sales, in 2006 remained at the same level as the research and development expense of $7,785, or 7.9% of net sales, in 2005. This decrease in the percentage of sales is due to the incremental sales growth. Research and development expense of $1,014 from our auditory segment (Tympany) was recorded under discontinued operations. We expect research and development expense to increase in dollars, but to decrease as a percentage of sales in 2007, as we complete our new Velocity product family and prepare for the introduction of other products.

2005 Compared with 2004

Research and development expense of $7,785 or 7.9% of net sales, in 2005 decreased $1,879 (19%) from research and development expense of $9,664, or 9.9% of net sales, in 2004. The decrease in research and development expense from 2004 to 2005 was mainly the result of the completion of the development of the Innova product family early in 2005. Significant spending with third party contractors on Innova in 2004 did not recur in 2005.

Asset Impairment. During the third quarter 2005, the lack of progress toward profitability, a changing business model and the termination and departure of the management team at Tympany, resulted in us performing an impairment analysis of the Tympany operation (auditory testing equipment segment). This analysis resulted in asset impairments of $4,227 related to goodwill and $1,528 related to definite-lived intangibles, which caused goodwill to be completely written-off and definite-lived intangibles to be reduced to their estimated fair value of $1,495. Additionally, as a result of this impairment and Tympany’s operating results not meeting financial objectives in the fourth quarter 2005, we recorded an additional impairment charge of $500 related to the fourth quarter

2005 earn-out. In addition, in 2006 we recorded additional impairment related to this acquisition obligation of $635. The fourth quarter 2006 earn-out of $290 was capitalized as additional purchase consideration as a result of the Tympany sale on February 20, 2007. As a result of the sale of Tympany in February 2007, earnout obligations under the Company’s original acquisition agreement of December 2004 will be paid to us by the acquirer and we will forward these payments to the previous Tympany shareholders to satisfy our obligation. This earn-out ends on December 31, 2007. These asset impairment related charges have been reported as discontinued operations in the consolidated statement of operations.

During the fourth quarter 2005, we discontinued doing business with two large customers of our England operation due to lack of current and foreseeable profitability regarding these two customers, and, accordingly, we performed an impairment analysis of the England operation. This analysis resulted in an asset impairment of $1,256, which caused goodwill to be reduced to its estimated fair value of $604.

We utilized a third-party valuation firm to assist with our evaluation of the value of our reporting units. Impairment tests involved the use of both estimates of market value of our operating units as well as discounted cash flow analysis based on market rates. There were no asset impairments in 2004.

Restructuring Charge. In 2005, we took actions to improve our profitability, including reducing layers of management, restructuring certain operations and eliminating excess facilities. In the third quarter 2005, we recorded $208 for the elimination of excess facilities related to continuing operations and $978 for the elimination of our discontinued operation Tympany. In the fourth quarter 2005, we recorded $2,620 relating to our continuing operations and $185 relating to our discontinued operation Tympany mainly related to executive severance packages, employee terminations and elimination of excess facilities.

Other Income. Other income primarily consists of foreign currency gains and losses and interest income and interest expense.

2006 Compared with 2005

Other income was $1,013 in 2006 compared to $206 in 2005. The increase was principally a result of an increase in interest income from investing the $11,082 proceeds of the Private Investment in a Public Equity transaction (“PIPE”) completed in August 2006 and higher foreign currency exchange rate gains, partially offset by a slight increase in interest expense.

2005 Compared with 2004

Other income was $206 in 2005 compared to $37 in 2004. The increase was principally a result of a number of small other income items recognized in 2005 that did not occur in 2004. Interest income basically offset the sum of interest expense and foreign currency exchange losses.

Income Taxes Provision (Benefit). Provision (benefit) is made for taxes on pre-tax income (loss). In some jurisdictions net operating loss carryforwards reduce or offset tax provisions.

2006 Compared with 2005

We had a tax expense from continuing operations of $577 in 2006 primarily as a result of taxable income generated in a foreign location and state taxes in the U.S. compared to a tax benefit of $1,019 in 2005 as a result of a significant pre-tax loss. The effective income tax rate in 2006 was 58.1% which is high as a result of a foreign legal judgment that is capitalized for tax purposes, but expensed for book purposes, and the mix of profitability by country. Income taxes in the U.S. and various foreign locations have been largely negated by our net operating loss carryforwards. The U.S. tax provision in 2006 resulted primarily from state taxes. Net operating loss carryforwards available to offset future taxable income as of December 31, 2006 were $21,660 from continuing operations and $9,611 outside the U.S. We continue to maintain a full valuation allowance on our U.S. and all of our non-U.S. deferred income tax assets with the exception of Denmark and Germany, and we periodically assess the realization of these deferred income tax assets in these countries. Net operating loss carryforwards from discontinued operations were $13,283 at December 31, 2006.

2005 Compared with 2004

We had a tax benefit of $1,019 in 2005 as a result of a significant pre-tax loss compared to a tax provision of $78 in 2004 as a result of a small pre-tax profit. The effective income tax rate in 2005 was 12.8% as the majority of our asset impairment and restructuring and other charges were in the U.S., where we are already in a net operating loss carryforward position and cannot record a tax benefit for our losses because we have a valuation allowance established against our deferred income tax assets. We also benefited from legal entity losses in Germany and the elimination of a tax contingency of $686 in a foreign location upon the closing of certain tax years by the tax authorities. In the fourth quarter 2005, we determined that it was more likely than not that we would not be able to realize the future benefit of the deferred income tax asset of our Australian subsidiary due to continuing losses at that subsidiary and, accordingly, we recorded a valuation allowance of $1,179, which decreased the tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities from continuing operations was $5,008 in 2006. Positive cash flow resulted from net income from continuing operations of $416 and was positively affected by certain non-cash expenses including depreciation and amortization of $3,988, stock-based compensation of $894, deferred income taxes of $24 and interest on notes payable of $13, partially offset by foreign currency gains of $443. Positive cash flow also resulted from increases in accounts payable, accrued expenses and deferred revenue of $4,298 which was primarily the result of focusing on improving working capital in 2006. These positive cash flow items were partially offset by an increase in accounts receivable of $3,431 which was the result of increased sales in the fourth quarter of 2006 over 2005 and to slower payments in Europe in 2006, an increase in inventory of $529 which was primarily the result of an inventory build for new product launches and the need to keep more finished goods as a result of the shift in sales to standard products from custom, withholding taxes remitted on share-based awards of $182, and an increase in other assets of $40.

Net cash used in operating activities from discontinued operations was $1,188 in 2006.

Net cash provided by operating activities for continuing operations was $1,622 in 2005. Positive cash flow was positively affected by certain non-cash expenses including depreciation and amortization of $4,649, stock-based compensation of $336, foreign currency losses of $700, deferred income taxes of $263 and asset impairment charges of $1,256, partially offset from the net loss from continuing operations of $6,936. The positive cash flow was also offset from an increase in accounts receivable of $449 and an increase in inventory of $1,091. The increase in inventory was primarily the result of an inventory build for new product launches. These negative cash flow items were partially offset by cash provided by increases in accounts payable, accrued expenses and deferred revenue of $2,873 and a decrease in other assets of $21. The increase in accounts payable, accrued expenses and deferred revenue was primarily the result of the net accrued earn-out to the former owners of Tympany.

Net cash used in operating activities from discontinued operations was $7,476 in 2005

Net cash provided by operating activities for continuing operations was $4,003 in 2004. Positive cash flow resulted from net income from continuing operations of $453, as positively affected by certain non-cash expenses including depreciation and amortization of $3,501, stock-based compensation of $28 and deferred income taxes of $1,898, and negatively by non-cash foreign currency gains of $570. In addition, cash was provided by decreases in accounts receivable of $2,018, inventories of $1,039 and other assets of $213. These net positive cash flow items were partially offset by cash used to reduce accounts payable and accrued expenses and less cash received for items accounted for as deferred revenue totaling $4,577.

Net cash used in operating activities from discontinued operations was $1,156 in 2004

Net cash used in investing activities from continuing operations of $12,984 in 2006 resulted from the purchase of marketable securities of $9,838, the purchase of property and equipment of $3,209, net customer advances of $1,854, and payments relating to acquisitions of businesses and intangibles of $932, partially offset by proceeds from marketable securities of $2,849.

Net cash used in investing activities from discontinued operations was $58 in 2006.

Net cash provided by investing activities from continuing operations of $9,505 in 2005 resulted from proceeds from the maturity of marketable securities of $12,803 and repayments of customer advances of $1,573. These cash inflows were offset somewhat by cash paid for contingent consideration in the form of earn-out payments relating to prior years acquisitions of $2,262; the purchase of technology licenses of $375; and purchases of property and equipment of $2,234.

Net cash used in investing activities from discontinued operations was $747 in 2005.

Net cash used in investing activities from continuing operations of $9,524 in 2004 resulted from cash paid for the acquisitions of several foreign retail stores (net of all cash acquired) of $1,661, contingent consideration in the form of earn-out payments relating to prior year acquisitions made in Germany and Denmark of $1,557, the purchase of assets related to a product line of $198, purchases of property and equipment of $5,637, the net purchase of marketable securities of $73 and the prepayments of customer advances of $398.

Net cash used in investing activities from discontinued operations was $466 in 2004.

Net cash provided by financing activities from continuing operations of $13,832 in 2006 resulted from the proceeds related to the placement of 3,200 shares with private investors in the PIPE transaction of $11,082, stock option exercises of $2,210, net proceeds from a decrease in restricted cash, cash equivalents and marketable securities of $1,611, and withholding taxes received on share-based awards of $182. These positive cash flow items were partially offset by principal loan payments of $1,253.

Net cash used in financing activities from continuing operations of $2,597 in 2005 resulted from payments to the former owners of our German business of amounts collected on certain accounts receivable that were written-off prior to the acquisition of $5,136 and loan principal payments of $1,247. These negative cash flow items were offset somewhat by stock option exercises and shares issued under our employee stock purchase plan of $845 and net proceeds from restricted cash, cash equivalents and marketable securities no longer needed to collateralize a letter of credit of net $2,941.

Net cash provided by financing activities from continuing operations of $6,255 in 2004 resulted from proceeds from the collection of certain accounts receivable that were written-off prior to the acquisition and which are payable to the former owners of our German business of $5,136, stock option exercises and shares issued under our employee stock purchase plan of $1,835, and a net decrease in restricted cash, cash equivalents and marketable securities of $526. These positive cash flow items were partially offset by loan principal payments of $1,242.

Our cash and marketable securities, including restricted amounts, totaled $26,452 as of December 31, 2006. In 2007, we may use cash to fund acquisitions of complementary businesses and technologies and to make customer loans. We believe that our cash and marketable securities balance will be adequate to meet our operating, working capital and investment requirements for 2007.

Commitments. Our contractual obligations as of December 31, 2006 were as follows:

		For the years ending December 31,
	Total	2007	2008 – 2009	2010 – 2011	After 2011
Long-term debt including interest	$6,430	$1,562	$3,203	$1,653	$12
Operating leases	9,037	3,416	4,566	1,055	—
Purchase commitments	4,927	4,927	—	—	—
Minimum royalty payments	160	160	—	—	—

Total	$20,554	$10,065	$7,769	$2,708	$12

In addition to the commitments listed above, we will make earn-out payments in connection with our acquisition of Tympany in December 2004. As a result of the sale of Tympany, effective February 2007, earn-out obligations under the Company’s original acquisition agreement of December 2004 will be paid to us by the acquirer and we will forward these payments to the previous Tympany shareholders to satisfy our obligation. Therefore we are only subject to credit risk of the buyer.

Recent Accounting Pronouncements. In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective in the first quarter of 2007 and we do not anticipate that the adoption of this pronouncement will have a material effect on our results of operations and financial position.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 became effective as of January 1, 2007, and we do not anticipate that the adoption of this pronouncement will have a material effect on our results of operations.

In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect this statement may have on our results of operations and financial position.

In September 2006, the SEC issued SAB No. 108, “Quantifying Financial Statement Misstatements.” This accounting bulletin clarifies that a materiality evaluation of an identified unadjusted error should quantify the effects of the identified unadjusted error on each financial statement and related financial statement disclosure. This materiality evaluation must be based on all relevant quantitative and qualitative factors and is effective for fiscal years ending after November 15, 2006. Our adoption of SAB 108 as of December 31, 2006 did not have a material effect on our financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of our operating results and financial condition and which require us to make our most difficult and subjective judgments, often based on matters that are highly uncertain at the time of estimation. Based on this definition, our most critical policies include: revenue recognition (including sales returns), warranty accruals, valuation of intangible assets and income taxes. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies and accounting estimates relating to uncollectible accounts receivable and valuation of inventory. We believe that these other key accounting policies and other accounting estimates either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our results of operations and financial condition for a given period.

Revenue Recognition

Sales of hearing aids are recognized when (i) products are shipped, except for retail hearing aid sales, which are recognized upon acceptance by the consumer, (ii) persuasive evidence of an arrangement exists, (iii) title and risk of loss has transferred, (iv) the price is fixed and determinable, (v) contractual obligations have been satisfied, and (vi) collectibility is reasonably assured. We apply the provisions of Statement of Position (“SOP”) 97-02, “Software Revenue Recognition,” as amended by SOP 98-09 to our auditory testing equipment operating segment. SOP 97-02, as amended, generally requires revenue earned on software arrangements involving multiple elements to be split between the elements such as software products and technical support. The fair value of an element must be based on vendor-specific objective evidence, which we establish based on the price charged when the same element is sold separately. Net sales consist of product sales less provisions for sales returns and rebates, which are made at the time of sale. We analyze the rate of historical returns by geography, by product family and by model, as appropriate, when evaluating the adequacy of the provision for sales returns. If actual sales returns for any particular product or in any particular geography differ from our estimates, revisions to the sales returns and allowance reserve will be required. Revenues related to sales of separately priced extended service contracts are deferred and recognized on a straight-line basis over the contractual periods.

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

Income Taxes

The relative proportions of our domestic and foreign income directly affect our effective income tax rate. We are also subject to changing tax laws in the multiple jurisdictions in which we operate. As of December 31, 2006, we had a valuation allowance against certain deferred income tax assets of $16,639 and a net deferred income tax liability totaling $363. We currently do not believe it is more likely than not that our results of future operations will generate sufficient taxable income to utilize our net deferred income tax assets in various tax jurisdictions. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, and if we determine we would be able to realize all or part of our net deferred income tax assets in the future, we would adjust the valuation allowance in the period we make that determination. We do not provide for U.S. income taxes on the earnings of our foreign subsidiaries because they are considered permanently invested outside of the U.S.

FORWARD–LOOKING STATEMENTS

This Form 10-K, which should be read in conjunction with the consolidated financial statements and related notes, contains forward-looking statements that involve risks and uncertainties. These statements refer to our future results, plans, objectives, expectations and intentions including statements regarding: the market for hearing aids is very large and has substantial unmet needs; demographic trends accelerating the growth in the size of the hearing impaired population and growth in hearing aid sales; we continue to work on both product improvements and new product developments and we expect to continue both activities in the future; our planned launch of new product in 2007, manufactured by a single supplier; we intend to use product improvements and new product development to enhance our competitive position in the market; our success depends in large part on our proprietary technology; we rely on a combination of patents, copyrights, trademarks, trade secrets, confidential procedures and licensing arrangements to establish and protect our proprietary technology; we intend to defend our position in regards to several pending legal proceedings; we do not expect that the resolution of known legal actions other than those described will have a material adverse effect on our results of operations; we believe that negative market penetration factors will decrease in importance in the future because we expect prices to decline and the stigma aspect to decrease as improvements in technology make the devices smaller, less conspicuous and more comfortable and as hearing loss becomes more prevalent in society; we believe that the growth of the hearing impaired will be significant in the future; for us to be successful, we need to develop and acquire distribution capacities; our belief that the open ear products are becoming popular and that the market is growing rapidly; our belief that Ion is a unique product offering and that we believe it is the best in the marketplace; we believe that we have the only omni-directional hearing aid that has been clinically proven to improve speech intelligibility with background noise presentation; we are expanding the use of customer advances in situations where customers are seeking to grow their businesses; we believe that some combination of wholesale and direct-to-consumer will continue to be critical for us in certain geographies; we are actively pursuing acquisitions of retail distribution opportunities in our major geographies; we anticipate acquiring distribution in 2007 with our cash and marketable securities; we expect to launch a new product in 2007 and we anticipate gaining new customers as a result; we will train many of our existing customers and invite potential new customers to learn about Velocity; spending for the Velocity launch, coupled with spending for the annual trade show in the second quarter 2007 will result in significant incremental spending and may not be matched by a corresponding second quarter 2007 increase in sales. we expect to increase our spending on customer activities in 2007 which we anticipate will generate new customers and thus increase net sales; we expect to open new stores in Australia and the cost of these stores will be greater than the net sales from these stores in the beginning of 2007, but we anticipate this to change by the end of the year; we hired sales and marketing personnel in mid and late 2006 and we expect to increase our spending on customer activities in 2007 which we anticipate will generate new customers and thus increase net sales; we believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations; we anticipate that the product remake and repair history will improve and we anticipate and expect a reduction in the warranty cost per unit sold in 2007 as compared to 2006; we are seeing a shift to standard products from custom products, which generally carries a higher margin; we expect that competitive pricing will continue to put pressure on selling prices and gross margin in our wholesale business; we are hoping that we can maintain or improve our overall average selling price and positively affect our gross margin; the higher average selling price, in combination with expected reduced purchased component and assembly costs, lower sales return rates and more off-shore sourcing, should result in our gross margin improving; we expect the increase in targeted marketing and selling programs to continue in 2007 as we increase spending to develop new customer relationships; we expect research and development expenses to increase in dollars, but to decrease as a percentage of sales in 2007, as we complete our new Velocity product family and prepare for the introduction of other products; net operating loss carryforwards available to offset future taxable income as of December 31, 2006 were $21,660; we believe that our cash and marketable securities will be adequate to meet our operating, working capital and investing requirements for 2007; in addition to the commitments listed, we will make earn-out payments in connection with our acquisition of Tympany in December 2004; as a result of the sale of Tympany, effective February 2007, earn-out obligations under the Company’s original acquisition agreement of December 2004 will be paid to us by the acquirer and we will forward these payments to the previous Tympany shareholders to satisfy our obligation; and therefore we are only subject to the credit risk of the buyer; we do not anticipate that the adoption of FIN 48 or EITF 06-03 will have a material effect on our financial statements; and we cannot estimate the affect of the uncertainty of exchange rate fluctuations and the varying performance of our foreign subsidiaries on our future business, results of operations and financial condition. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements.

Factors that could contribute to these differences include, but are not limited to, the following risks: we rely on a combination of patent, copy rights and trademarks, trade secrets, confidentiality procedures and licensing arrangements to establish and protect our proprietary technology;any failure to maintain our ISO 13485 certification or CE mark for our hearing aid products could significantly reduce our net sales and operating results; each of our two proprietary digital signal processing chips that we use in our production today, and our planned launch in 2007, are manufactured by a single supplier; we have a history of losses and negative cash flow; we face aggressive competition in our business, mainly from five substantially larger competitors; we may be required to spend significant resources to monitor and police our intellectual property rights; further consolidation of our competitors could produce stronger competitors; we have made a number of acquisitions and could make additional acquisitions, which could be difficult to integrate, disrupt our business, dilute the equity of our stockholders and harm our operating results; if we fail to maintain effective internal controls, we may not be able to report our financial results or prevent fraud; the loss of any large customer or a reduction in orders from any large customers could reduce our net sales and could harm operating results; we rely on several suppliers and contractors, and our business will be harmed if these suppliers and contractors are not able to meet our requirements; we have high levels of product returns, remakes and repairs, and our net sales and operating results will be lower if these levels increase; if we fail to develop new and innovative products, our competitive position will suffer, and if our new products are not well accepted, our net sales and operating results will suffer; because of the complexity of our products, there may be undiscovered errors or defects that could harm our business or reputation; if we are subject to litigation and infringement claims, they could be costly and disrupt our business; we may be unable to adequately protect or enforce our proprietary technology, which may result in its unauthorized use or reduced sales or otherwise reduce our ability to compete; we are dependent on international operations, which exposes us to a variety of risks that could result in lower sales and operating results; complications may result from hearing aid use, and we may incur significant expense if we are sued for product liability; if we fail to comply with U.S. Food and Drug Administration regulations or various sales-related laws, we may suffer fines, injunctions or other penalties; there may be sales of our stock by our directors and officers, and these sales could cause our stock price to fall; and provisions in our charter documents, our shareholders rights plan and Delaware law may deter takeover efforts that shareholders feel would be beneficial to shareholder value. These factors are discussed in detail in the section titled, “Factors That May Affect Future Performance” included in Item 1 of this Form 10-K. Investors should understand that it is not possible to predict or identify all such factors that could cause actual results to differ from expectations, and we are under no obligation to update these factors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (in thousands)

Interest Rate Risk. We generally invest our cash in money market funds and corporate debt securities that are subject to minimal credit and market risk considering that they are short-term (expected maturities of 18 months or less from date of purchase) and provided that we hold them to maturity, which is our intention. As of December 31, 2006, we had $20,174 held in investments in U.S. government, U.S. government agency, marketable securities, and commercial money market obligations that carry an effective fixed interest rate of 5.0% and long-term debt which carries an interest rate of 1% above the EURIBOR rate (4.58% as of December 31, 2006). A hypothetical one percentage point change in interest rates would not have had a material effect on our results of operations and financial position. The interest rates on our customer advances approximates the market rates for comparable instruments and are fixed. Given current interest rates, we believe the market risks associated with these financial instruments are minimal.

Derivative Instruments. We may enter into readily marketable forward contracts with financial institutions to minimize the short-term impact of foreign currency fluctuations on certain intercompany balances. We do not enter into these contracts for trading or speculation purposes. Gains and losses on the contracts are included in the results of operations and offset foreign exchange gains or losses recognized on the revaluation of certain intercompany balances. Our foreign exchange forward contracts generally mature one to three months from the contract date. No such contracts were entered into in 2006.

Foreign Currency Risk. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S., and from intercompany account balances between our U.S. parent and our non-U.S. subsidiaries. In 2006, approximately 64% of our net sales and 49% of our operating expenses were denominated in currencies other than the U.S. dollar. Inventory purchases were transacted in U.S. dollars. The local currency of each foreign subsidiary is considered the functional currency, and revenue and expenses are translated at average exchange rates for the reported periods. Therefore, our foreign sales and expenses will be higher in a period in which there is a weakening of the U.S. dollar and will be lower in a period in which there is a strengthening of the U.S. dollar. The Australian dollar, Euro, Canadian dollar and Danish kroner are our most significant foreign currencies. Given the uncertainty of exchange rate fluctuations and the varying performance of our foreign subsidiaries, we cannot estimate the affect of these fluctuations on our future business, results of operations and financial condition. Fluctuations in the exchange rates between the U.S. dollar and other currencies could effectively increase or decrease the selling prices of our products in international markets where the prices of our products are denominated in U.S. dollars. We regularly monitor our foreign currency risks and may take measures to reduce the impact of foreign exchange fluctuations on our operating results. To date, we have not used derivative financial instruments for hedging, trading or speculating on foreign currency exchange, except to hedge intercompany balances in certain years prior to 2006.

Average currency exchange rates to convert one U.S. dollar into each local currency for which we had sales of over $5,000 in 2006 were as follows:

	2006	2005	2004
Australian dollar	1.33	1.31	1.36
Euro	0.80	0.80	0.81
Canadian dollar	1.13	1.21	1.30
Danish kroner	5.94	6.00	5.99

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statement information is set forth in Item 15 of this Form 10-K. Supplementary data is set forth in Item 6 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Evaluation of Disclosure Controls and Procedures. As of December 31, 2006, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Exhibits 31.1 and 31.2 of this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is made known to management, including our Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our published financial statements in accordance with U.S. generally accepted accounting principles.

Attestation Report of the Independent Registered Public Accounting Firm. KPMG LLP’s report on management’s assessment of the effectiveness of our system internal control over financial reporting as of December 31, 2006 is included on page F-2 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding Section 16(a) compliance, the Audit Committee, the Company’s Code of Ethics for Principal Executive and Senior Financial Officers and background of the directors set forth under the captions “Share Ownership by Certain Beneficial Owners and Management,” “Governance of the Company,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive Proxy Statement for the May 10, 2007 Annual Meeting of Stockholders to be filed within 120 days after our fiscal year end of December 31, 2006 (“Proxy Statement”) is hereby incorporated by reference. Information concerning our executive officers is set forth in Part I, Item 1 of this Form 10-K.

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

The following consolidated financial statements and reports of the independent registered public accounting firm are included herein as a separate section beginning on page F-1 of this report:

2.	FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule is filed as part of this Form 10-K:

SCHEDULE NUMBER	DESCRIPTION	PAGE NUMBER
II	Valuation and Qualifying Accounts	37

The report of independent registered public accounting firm with respect to the Company’s financial statement schedule is on page 38. All other financial statement schedules not listed have been omitted because the required information is included in the consolidated financial statements or notes thereto, or is not applicable.

3. EXHIBITS

Exhibit Number	Exhibit Description
2.1(7)	Sale and Purchase Agreement Between the Selling Shareholders of Sanomed Handelsgesellschaft mbH and PALME Verwaltungsgesellschaft mbH and the registrant.

2.2(8)	Agreement and Plan of Reorganization By and Among the registrant, Saxophone Merger Sub, Inc., Saxophone Acquisition Corporation, Tympany, Inc., the Shareholders of Tympany, Inc. and the Shareholder Representative.

3.2(1)	Amended and Restated Bylaws and Articles of Incorporation of the registrant.

10.1(1)	Form of indemnification agreement entered into by the registrant with its directors and executive officers.

10.2(5)	2000 Stock Plan and form of agreements thereunder.

10.3(4)	2000 Employee Stock Purchase Plan.

10.4(3)	Preferred Stock Rights Agreement dated as of March 27, 2001 between the registrant and American Stock Transfer & Trust Company.

10.5(1)	Amended and Restated License Agreement dated March 21, 2000 between the registrant and Brigham Young University.

10.6(1)	Amended and Restated Exclusive License Agreement dated March 21, 2000 between the registrant and Brigham Young University.

10.7(2)	Subscription Agreement between K/S HIMPP and the registrant dated September 13, 2000.

10.8(2)	Patent License Agreement between K/S HIMPP and the registrant dated September 13, 2000.

10.9(1)	Lease Agreement dated April 28, 1999 between the registrant and 2795 E. Cottonwood Parkway, L.C.

10.10(6)	Amendment to Lease Agreement dated April 28, 1999 between the registrant and 2795 E. Cottonwood Parkway, L.C.

10.11(11)	Employment Agreement dated as of November 1, 2005 between the registrant and Andrew G. Raguskus.

10.12(11)	Employment Agreement dated as of October 27, 2005 between the registrant and Samuel L. Westover

10.13(12)	Letter Agreement dated July 6, 2000 between the registrant and Jerry L. DaBell

10.14 #	Management Bonus Program for 2007.

10.15 (13)	Management Continuity Agreement (Amended May 12, 2006).

10.16 (14)	Settlement Agreement and Release, signed July 25, 2006, between the Company and Stephen L. Wilson.

10.17 (14)	Form of Securities Purchase Agreement (incorporated by reference to the current report on Form 8-K, filed on August 17, 2006).

10.18 (14)	Form of Registration Rights Agreement (incorporated by reference to the current report on Form 8-K, filed on August 17, 2006).

10.19 (14)	Sales Plan Termination and Lock-Up signed September 9, 2006 (incorporated by reference to the current report on Form 8-K, filed September 13, 2006).

10.20 (15)	Sale and Purchase Agreement between the Registrant and Tympany Holding, LLC, dated February 20, 2007.

21.1	Subsidiaries of the registrant.

Exhibit Number	Exhibit Description
23.1	Consent of independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (file no. 333-30566), as amended.
(2)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(3)	Incorporated by reference from the registrant’s Registration Statement on Form 8-A filed on April 16, 2001.
(4)	Incorporated by reference from the registrant’s Registration Statement on Form S-8 filed on August 16, 2002.
(5)	Incorporated by reference from the registrant’s Registration Statement on Form S-8 filed on August 30, 2002.
(6)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(7)	Incorporated by reference from the registrant’s Form 8-K current report filed on May 29, 2003.
(8)	Incorporated by reference from the registrant’s Form 8-K Current Report filed on December 10, 2004.
(9)	(not used).
(10)	(not used).
(11)	Incorporated by reference from the registrant’s Form 8-K Current Report filed on November 2, 2005.
12)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(13)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(14)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(15)	Incorporated by reference from the registrant’s Form 8-K Current Report filed February 26, 2007.
#	Designates a management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)	EXHIBITS

See Item 15(a) 3.

(c)	FINANCIAL STATEMENT SCHEDULE

See Item 15(a) 2.

Sonic Innovations, Inc.

Schedule II—Valuation and Qualifying Accounts

The following schedule depicts all valuation and qualifying accounts net of our discontinued operation (Tympany):

	Year	Beginning balance	Additions	Deductions	Ending balance
Allowance for sales returns	2006	$3,393	$13,712	$13,642	$3,463
	2005	2,735	14,367	13,709	3,393
	2004	3,487	12,462	13,214	2,735
Allowance for doubtful accounts	2006	1,561	407	757	1,211
	2005	1,561	225	225	1,561
	2004	1,545	320	304	1,561
Accrued restructuring	2006	1,744	—	1,560	184
	2005	—	2,828	1,084	1,744
Accrued warranty	2006	4,871	5,289	4,097	6,063
	2005	4,500	4,875	4,504	4,871
	2004	4,115	5,104	4,719	4,500
Inventory reserves (1)	2006	1,222	908	929	1,201
	2005	1,553	1,166	1,497	1,222
	2004	1,864	1,400	1,711	1,553
Deferred income tax asset valuation allowance	2006	15,259	1,917	537	16,639
	2005	13,324	2,736	801	15,259
	2004	14,348	894	1,918	13,324

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Sonic Innovations, Inc.:

Under date of March 15, 2007, we reported on the consolidated balance sheets of Sonic Innovations, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006, which are included in the Sonic Innovations, Inc. Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 15 to the consolidated financial statements, effective January 1, 2006 Sonic Innovations, Inc. adopted Statement of Financial Accounting Standards No. 123(R) Accounting for Stock-Based Compensation.

KPMG LLP

Salt Lake City, Utah

March 15, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIC INNOVATIONS, INC.

Date: March 15, 2007	By:	/s/ SAMUEL L. WESTOVER
Samuel L. Westover President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ MICHAEL M. HALLORAN
Michael M. Halloran Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ SCOTT O. LINDEMAN
Scott O. Lindeman Vice President and Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers on behalf of the registrant on March 15, 2007.

By:	/s/ SAMUEL L. WESTOVER
Samuel L. Westover President and Chief Executive Officer and Director

By:	/s/ MICHAEL M. HALLORAN
Michael M. Halloran Vice President and Chief Financial Officer

By:	/s/ SCOTT O. LINDEMAN
Scott O. Lindeman Vice President and Corporate Controller

By:	/s/ JAMES M. CALLAHAN
James M. Callahan, Director

By:	/s/ LEWIS S. EDELHEIT
Lewis S. Edelheit, Director

By:	/s/ CHERIE FUZZELL
Cherie Fuzzell, Director

By:	/s/ CRAIG L. MCKNIGHT
Craig L. McKnight, Director

By:	/s/ ROBERT W. MILLER
Robert W. Miller, Director

By:	/s/ ANDREW G. RAGUSKUS
Andrew G. Raguskus Chairman of the Board of Directors

By:	/s/ KEVIN J. RYAN
Kevin J. Ryan, Director

By:	/s/ LAWRENCE C. WARD
Lawrence C. Ward, Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Sonic Innovations, Inc.:

We have audited the accompanying consolidated balance sheets of Sonic Innovations, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Innovations, Inc. as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sonic Innovations, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 15 to the consolidated financial statements, effective January 1, 2006 Sonic Innovations, Inc. adopted Statement of Financial Accounting Standards No. 123(R) Accounting for Stock-Based Compensation.

KPMG LLP

Salt Lake City, Utah

March 15, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sonic Innovations, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Sonic Innovations, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sonic Innovations Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Sonic Innovations, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Sonic Innovations, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sonic Innovations, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 15, 2007, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Salt Lake City, Utah

March 15, 2007

SONIC INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$12,690	$7,342
Marketable securities	6,989	—
Restricted cash, cash equivalents and marketable securities	6,773	8,384
Accounts receivable, net	18,932	14,429
Inventories	10,475	9,458
Assets held for sale, short-term	2,584	1,747
Prepaid expenses and other	2,386	2,161

Total current assets	60,829	43,521
Property and equipment, net	8,265	7,987
Definite-lived intangible assets, net	3,077	2,870
Indefinite-lived intangible assets	8,271	7,245
Goodwill	25,464	22,269
Assets held for sale, long-term	—	2,240
Other assets	2,415	632

Total assets	$108,321	$86,764

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term loans	$1,741	$1,184
Payable for earn-out on acquisitions	993	1,843
Accounts payable	10,258	5,962
Accrued payroll and related expenses	3,943	3,132
Accrued restructuring	184	1,744
Accrued warranty	6,063	4,871
Deferred revenue	3,659	3,138
Liabilities associated with assets held for sale	1,225	2,217
Other accrued liabilities	4,406	3,553

Total current liabilities	32,472	27,644
Long-term loans, net of current portion	4,682	5,033
Deferred revenue, net of current portion	4,352	3,969
Other liabilities	911	347

Total liabilities	42,417	36,993

Commitments and contingencies (Notes 2, 5 and 13)
Shareholders’ equity:
Common stock, $0.001 par value; 70,000 shares authorized; 26,685 and 22,464 shares issued and outstanding, respectively	27	22
Additional paid-in capital	134,464	120,578
Deferred stock-based compensation	—	(1,270)
Accumulated deficit	(71,985)	(70,405)
Accumulated other comprehensive income	7,171	4,619
Treasury stock; 974 shares at cost	(3,773)	(3,773)

Total shareholders’ equity	65,904	49,771

Total liabilities and shareholders’ equity	$108,321	$86,764

See accompanying notes to consolidated financial statements.

SONIC INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2006	2005	2004
Net sales	$105,492	$99,126	$97,688
Cost of sales	44,605	44,001	44,570

Gross profit	60,887	55,125	53,118
Selling, general and administrative expense	53,148	51,417	42,960
Research and development expense	7,759	7,785	9,664
Asset impairment charge	—	1,256	—
Restructuring charge	—	2,828	—

Operating profit (loss)	(20)	(8,161)	494
Other income, net	1,013	206	37

Income (loss) before income taxes	993	(7,955)	531
Income tax provision (benefit)	577	(1,019)	78

Income (loss) from continuing operations	416	(6,936)	453
Loss from discontinued operations, net of income taxes	(1,996)	(12,672)	(42)

Net income (loss)	$(1,580)	$(19,608)	$411

Basic earnings (loss) per common share:
Continuing operations	$0.02	$(0.32)	$0.02
Discontinued operations	(0.09)	(0.60)	—

Net income (loss)	$(0.07)	$(0.92)	$0.02

Diluted earnings (loss) per common share:
Continuing operations	$0.02	$(0.32)	$0.02
Discontinued operations	(0.09)	(0.60)	—

Net income (loss)	$(0.07)	$(0.92)	$0.02

Weighted average number of common shares outstanding:
Basic	23,408	21,382	20,733

Diluted	23,932	21,382	22,152

See accompanying notes to consolidated financial statements.

SONIC INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2003	21,170	$21	$114,685	$(36)	$(51,208)	$5,364	$(3,773)	$65,053
Comprehensive income:
Net income	—	—	—	—	411	—	—	411
Foreign currency translation	—	—	—	—	—	2,160	—	2,160

Comprehensive income								2,571
Exercise of stock options and employee stock purchase plan issuances	812	1	2,642	—	—	—	—	2,643
Issuance of common stock in connection with an acquisition	196	—	808	—	—	—	—	808
Stock-based compensation	—	—	—	28	—	—	—	28

Balance, December 31, 2004	22,178	22	118,135	(8)	(50,797)	7,524	(3,773)	71,103
Comprehensive loss:
Net loss	—	—	—	—	(19,608)	—	—	(19,608)
Foreign currency translation	—	—	—	—	—	(2,905)	—	(2,905)

Comprehensive loss								(22,513)
Exercise of stock options and employee stock purchase plan issuances	286	—	845	—	—	—	—	845
Restricted stock awards, net of forfeitures	—	—	1,598	(1,598)	—	—	—	—
Stock-based compensation	—	—	—	336	—	—	—	336

Balance, December 31, 2005	22,464	22	120,578	(1,270)	(70,405)	4,619	(3,773)	49,771
Comprehensive income:
Net loss	—	—	—	—	(1,580)	—	—	(1,580)
Foreign currency translation	—	—	—	—	—	2,552	—	2,552

Comprehensive income								972
Common stock private placement transaction, net of expenses	3,200	3	11,079	—	—	—	—	11,082
Tympany stock issuance for acquisition earn-out	224	1	974	—	—	—	—	975
Exercise of stock options	797	1	2,209	—	—	—	—	2,210
Change in accounting – reversal of deferred compensation	—	—	(1,270)	1,270	—	—	—	—
Stock-based compensation	—	—	894	—	—	—	—	894

Balance, December 31, 2006	26,685	$27	$134,464	—	$(71,985)	$7,171	$(3,773)	$65,904

See accompanying notes to consolidated financial statements.

SONIC INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(1,580)	$(19,608)	$411
Loss from discontinued operations, net of tax	1,996	12,672	42
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,988	4,649	3,501
Stock-based compensation	894	336	28
Foreign currency losses (gains), net	(443)	700	(570)
Deferred income taxes	24	263	1,898
Interest on notes payable	13	—	—
Asset impairment	—	1,256	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,431)	(449)	2,018
Inventories	(529)	(1,091)	1,039
Other assets	(40)	21	213
Withholding taxes remitted on share-based awards	(182)	—	—
Accounts payable, accrued expenses and deferred revenue	4,298	2,873	(4,577)

Net cash provided by continuing operations	5,008	1,622	4,003
Net cash used in discontinued operations	(1,188)	(7,476)	(1,156)

Net cash provided by (used in) operating activities	3,820	(5,854)	2,847
Cash flows from investing activities:
Acquisitions of businesses and contingent consideration, net of cash acquired	(932)	(2,262)	(3,416)
Purchase of property and equipment	(3,209)	(2,234)	(5,637)
Payments for technology licenses	—	(375)	—
Customer advances, net	(1,854)	1,573	(398)
Purchase of marketable securities	(9,838)	—	(15,054)
Proceeds from marketable securities	2,849	12,803	14,981

Net cash provided by (used in) continuing operations in investing activities	(12,984)	9,505	(9,524)
Net cash provided by (used in) discontinued operations in investing activities	(58)	(747)	(466)

Net cash provided by (used in) investing activities	(13,042)	8,758	(9,990)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan issuances	2,210	845	1,835
Collection of (payments for) pre-acquisition receivables payable to former owners of an acquired business	—	(5,136)	5,136
Purchase of restricted marketable securities used to collateralize letter of credit	—	(11,032)	(15,849)
Proceeds from maturity of restricted cash, cash equivalents and marketable securities used to collateralize letter of credit	1,611	13,973	16,375
Proceeds from the sale of common stock through a private placement	11,082	—	—
Withholding taxes received on share-based awards	182	—	—
Principal payments on long-term loan	(1,253)	(1,247)	(1,242)

Net cash provided by (used in) continuing operations in financing activities	13,832	(2,597)	6,255
Net cash provided by (used in) discontinued operations in financing activities	—	—	—

Net cash provided by (used in) financing activities	13,832	(2,597)	6,255
Effect of exchange rate changes on cash and cash equivalents	226	(663)	479

Net increase (decrease) in cash and cash equivalents	4,836	(356)	(409)
Cash and cash equivalents, beginning of the year	7,865	8,221	8,630
Cash (reclassified to) assets held for sale and associated with discontinued operation	(11)	(523)	(44)

Cash and cash equivalents, end of the year	$12,690	$7,342	$8,177

Supplemental cash flow information:
Cash paid during the year for interest	$296	$286	$353
Cash paid during the year for income taxes	40	3,490	2,480
Supplemental disclosure of acquisition related activity:
Fair value of assets acquired	$2,127	$—	$3,115
Liabilities assumed	(409)	—	(527)

Purchase consideration	1,718	—	2,588
Additional purchase consideration due to achievement of milestones	975	1,664	2,101
Common stock issued and accrued consideration, net	(1,761)	598	(545)
Cash acquired in acquisitions	—	—	(728)

Acquisitions and contingent consideration, net of cash acquired	$932	$2,262	$3,416

See accompanying notes to consolidated financial statements.

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

NOTE 1. NATURE OF OPERATIONS

Sonic Innovations, Inc. (the “Company”) is a hearing aid company. The Company designs, develops, manufactures and markets advanced digital hearing aids intended to provide the highest levels of satisfaction for hearing impaired consumers. The Company has developed patented Digital Signal Processing (“DSP”) technologies based on what it believes is an advanced understanding of human hearing. In countries where the Company has direct (owned) operations, it sells to hearing care professionals or directly to hearing impaired consumers. In other parts of the world where the Company does not have direct operations, it sells principally to distributors. From the Company’s inception, it has focused on the therapeutic side of hearing care by developing high-performance digital hearing aids.

In December 2004, the Company purchased Tympany, Inc. (“Tympany”). On February 20, 2007, the Company sold Tympany to Tympany Holding, L.L.C. (“Buyer”). See Note 6 for further information. Therefore, as of December 31, 2006 and 2005, Tympany has been classified as held for sale in the Consolidated Balance Sheets and as a discontinued operation in the Consolidated Statements of Operations for 2006, 2005 and 2004.

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

Revenue Recognition. Sales of hearing aids are recognized when (i) products are shipped, except for retail hearing aid sales, which are recognized upon acceptance by the consumer, (ii) persuasive evidence of an arrangement exists, (iii) title and risk of loss has transferred, (iv) the price is fixed and determinable, (v) contractual obligations have been satisfied, and (vi) collectibility is reasonably assured. The Company applies the provisions of Statement of Position (“SOP”) 97-02, “Software Revenue Recognition,” as amended by SOP 98-09 to its auditory testing equipment operating segment. SOP 97-02, as amended, generally requires revenue earned on software arrangements involving multiple elements to be split between the elements such as software products and technical support. The fair value of an element must be based on vendor-specific objective evidence, which the Company establishes based on the price charged when the same element is sold separately. Revenues related to sales of separately priced extended service contracts are deferred and recognized on a straight-line basis over the contractual periods. Net sales consist of product sales less provisions for sales returns and rebates, which are made at the time of sale. The Company generally has a 60-day return policy for our wholesale and 30 days for our retail hearing aid sales, and allowances for sales returns are reflected as a reduction of sales and accounts receivable. If actual sales returns differ from the Company’s estimates, revisions to the allowance for sales returns will be required. Allowances for sales returns, which are recorded as a reduction of accounts receivable, were as follows:

	2006	2005	2004
Balance, beginning of year	$3,393	$2,735	$3,487
Provisions	13,712	14,367	12,462
Returns processed	(13,642)	(13,709)	(13,214)

Balance, end of year	$3,463	$3,393	$2,735

The Company performs ongoing credit evaluations of its customers and provides for doubtful accounts. As of December 31, 2006 and 2005, allowances for doubtful accounts were $1,211 and $1,561, respectively. No single customer comprised more than 10% of (i) net sales in 2005 and 2004 or (ii) accounts receivable as of December 31, 2006 and 2005. For 2006, sales to the Australian Government’s Office of Hearing Services, a division of the Department of Health and Aging, accounted for 12% of the Company’s total net sales. No other customer accounted for 10% or more of consolidated sales.

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

Accrued warranty costs were as follows:

	2006	2005	2004
Balance, beginning of year	$4,871	$4,500	$4,115
Provisions	5,289	4,875	5,104
Costs incurred	(4,097)	(4,504)	(4,719)

Balance, end of year	$6,063	$4,871	$4,500

Cash Equivalents. The Company considers all short-term investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2006 and 2005, cash equivalents consisted of certificates of deposit and money market funds totaling $13,184 and $8,213, respectively. As of December 31, 2006, the Company had pledged $6,773 of cash and cash equivalents as security for a long-term loan (see Note 9).

Restricted Marketable Securities. The Company designates the classification of its marketable securities at the time of purchase and re-evaluates this designation as of each balance sheet date. As of December 31, 2006, the Company had no restricted marketable securities. As of December 31, 2005, restricted marketable securities consisted of U.S. government and U.S. government agency obligations classified as held-to-maturity and were presented at amortized cost, which approximated market value. The amortized cost of U.S. government and U. S. Government agency obligations is adjusted for amortization of premiums and accretion of discounts to maturity. A decline in the market value below cost that is deemed other than temporary is charged to results of operations resulting in the establishment of a new cost basis. In 2006, 2005 and 2004, the Company did not experience any declines in market value which were deemed other than temporary. The Company’s investment policy is to purchase debt securities with (i) maturity dates of 18 months or less from the date of purchase and (ii) minimum ratings of A-1 from Standard & Poor’s and P-1 from Moody’s.

Marketable Securities. Marketable securities [unrestricted] at December 31, 2006 consist of U.S. government and U.S. government agency obligations with the same accounting treatment and investment policy as the restricted marketable securities described above.

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

	2006	2005
Raw materials and components	$5,132	$6,029
Work in progress	72	101
Finished goods	5,271	3,328

Total	$10,475	$9,458

As of December 31, 2006 and 2005 inventory reserves were $1,201 and $1,222, respectively.

Purchase Commitments and Supplier Concentrations. The Company reviews its firm purchase commitments at each reporting date to determine if commitments are at prices in excess of net realizable value. To the extent such commitments exceed net realizable value, the Company’s policy is to recognize a loss in the period in which impairment in value becomes evident. There were no such losses recognized in 2006, 2005 and 2004.

The Company purchases all of its integrated circuits from three manufacturers. Should these manufacturers be unable to provide such integrated circuits, the Company’s ability to produce its products would be materially impaired.

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

Customer Advances. The Company makes customer advances on a limited basis after reviewing and assessing the credit quality of the borrower. Customer advances are generally secured by the assets of the business and personal guarantees, generally bear market interest rates, are evidenced by promissory notes, and have maximum terms of eight years. The Company discontinues the accrual of interest income when an advance is greater than 90 days past due. Non-accrual status advances are removed from non-accrual status when the advance is current and the customer is meeting the required minimums. A loan loss allowance is recorded as necessary based on an individual assessment of loan collectibility.

Impairment of Long-lived Assets. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, long-lived assets such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset group. In 2005, the Company recorded an asset impairment pertaining to purchased intangible assets at its discontinued operation, Tympany, of $1,528 (see Note 7). There were no such losses recognized in 2006 and 2004.

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. In 2005, based on impairment tests performed on each of the Company’s reporting units, the Company recorded asset impairments pertaining to goodwill totaling $1,256 for continuing operations and $4,727 for discontinued operations and in 2006 the Company recognized $635 of an additional impairment pertaining to Tympany earn-outs for discontinuing operations (see Note 7). There was no impairment of goodwill or indefinite-lived intangible assets from continuing operations in 2006 and 2004.

Shipping and Handling. Shipping and handling revenues are included in net sales and costs are included in cost of sales.

Research and Development. Research and development costs, which include basic research, development of useful ideas into new products, continuing support and enhancement of existing products and regulatory and clinical activities, are expensed as incurred.

Patents. In 2006, 2005 and 2004, the Company expensed direct costs associated with obtaining and filing patents of $113, $119 and $290, respectively.

Advertising. Advertising costs from continuing operations are expensed as incurred and were $5,154, $4,134 and $2,925 in 2006, 2005 and 2004, respectively.

Derivative Instruments. The Company may enter into readily marketable forward contracts with financial institutions to minimize the short-term impact of foreign currency fluctuations on certain intercompany balances. The Company does not enter into these contracts for trading or speculation purposes. Gains and losses on the contracts are included in the results of operations and offset foreign exchange gains or losses recognized on the revaluation of certain intercompany balances. The Company’s foreign exchange forward contracts generally mature in three months or less from the contract date. There were no contracts outstanding as of December 31, 2006 or 2005.

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

Earnings (Loss) Per Common Share. Basic income (loss) per common share is calculated based upon the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per common share is calculated based upon the weighted average number of shares of common stock outstanding, plus the dilutive effect of common stock equivalents calculated using the treasury stock method. Dilutive common stock equivalents for December 31, 2006 consisted of 486 pertaining to 2,427 stock option shares and 38 shares related to an accrued earn-out in connection with Tympany. Dilutive common stock equivalents for December 31, 2004 consisted of 1,396 shares pertaining to 3,199 stock option shares and 23 shares related to an accrued earn-out in connection with the Tympany acquisition. Antidilutive common stock equivalents, consisting of stock options and restricted stock, of 1,745, 4,996 and 1,303 in 2006, 2005 and 2004, respectively were excluded from diluted earnings per share calculations.

Fair Value of Financial Instruments. The Company’s financial instruments consist primarily of cash equivalents, marketable securities, customer advances and long-term debt. The carrying values of the financial instruments approximate their fair values based on current interest rates and available market information.

Foreign Currency Translation. The local currency of each foreign subsidiary is considered the functional currency. The accounts of the Company’s subsidiaries are translated into U.S dollars using the exchange rate at the balance sheet date for assets and liabilities and the weighted average exchange rate for the period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in other income (expense).

Employee Stock Option Plans. The Company has stock-based compensation plans for employees and directors, which are described more fully in Note 15. Effective January 1, 2006, the Company adopted the provisions of the SFAS No. 123R, “Share-Based Payment” (“FAS 123R”). Prior to the adoption of FAS 123R, the Company accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic value method of APB No. 25, no compensation expense is recognized in the results of operations when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant.

If the Company elected to adopt the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” for its stock plans, net income (loss) and per share amounts as reported would have been adjusted to the pro forma amounts indicated below:

	2005	2004
Net income (loss):
As reported	$(19,608)	$411
Add: Stock-based employee compensation included in reported net income (loss)	336	28
Deduct: Stock-based employee compensation expense determined under the fair value method	(1,525)	(7,342)

Pro forma	$(20,797)	$(6,903)

Basic earnings (loss) per share:
As reported	$(0.92)	$0.02

Pro forma	$(0.97)	$(0.33)

Diluted earnings (loss) per share:
As reported	$(0.92)	$0.02

Pro forma	$(0.97)	$(0.33)

No income tax effects were included in the determination of the pro forma amounts because the deferred income tax asset resulting from stock-based compensation would be offset by a valuation allowance.

The Company accelerated the exercisability of 1,009 previously awarded stock options with exercise prices greater than the closing price of its common stock as of December 23, 2004 of $4.18 per share. This resulted in an acceleration of $3,510 of stock-based compensation expense as determined under the fair value method in the 2004 pro forma amounts disclosed above. The exercise prices and number of shares subject to the accelerated vesting were unchanged. In 2005, the Company granted stock options to purchase 525 shares of common stock, of which 250 shares became fully vested and exercisable on the date of grant and stock-based compensation expense of $528 relating to these shares has been recognized in the 2005 pro forma amounts above.

In determining the pro forma amounts in the table above, the fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Stock Options		Employee Stock Purchase Plan
	2005	2004	2005	2004
Risk free rate of return	3.8%	3.4%	2.7%	2.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	74%	83%	73%	74%
Expected life	5 years	5 years	2 years	2 years

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

New Accounting Pronouncements. In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective in the first quarter of 2007 and the Company does not anticipate that the adoption of this pronouncement will have a material effect on results of operations and financial position.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective as of January 1, 2007, and the Company does not anticipate that the adoption of this pronouncement will have a material effect on results of operations.

In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect this statement may have on results of operations and financial position.

In September 2006, the SEC issued SAB No. 108, “Quantifying Financial Statement Misstatements.” This accounting bulletin clarifies that a materiality evaluation of an identified unadjusted error should quantify the effects of the identified unadjusted error on each financial statement and related financial statement disclosure. This materiality evaluation must be based on all relevant quantitative and qualitative factors and is effective for fiscal years ending after November 15, 2006. The Company’s adoption of SAB 108 as of December 31, 2006 did not have a material effect on its financial position or results of operations.

Reclassifications. Certain reclassifications have been made to the prior years’ consolidated financial statements and notes to consolidated financial statements of operations to conform to the current year’s presentation. As of December 31, 2006 and 2005, Tympany has been classified as held for sale in the Consolidated Balance Sheets and as a discontinued operation in the Consolidated Statements of Operations for 2006, 2005 and 2004. For more information on discontinued operations see Note 6.

NOTE 3. MARKETABLE SECURITIES

Marketable securities as of December 31 consisted of the following:

	2006				2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and government agencies	$6,989	$1	$(1)	$6,989	$3,058	$—	$(6)	$3,052

Restricted marketable securities as of December 31, 2006 and 2005 were zero and $3,058, respectively.

All securities in an unrealized loss position as of December 31, 2006 and 2005 are held-to-maturity debt securities. These securities were not impaired at acquisition and the decline in fair value is due solely to interest rate fluctuations.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment as of December 31 consisted of the following:

	2006	2005
Machinery and equipment	$11,321	$10,037
Computer equipment and software	6,538	5,990
Furniture and office equipment	7,443	6,638
Leasehold improvements	1,102	1,028

	26,404	23,693
Less accumulated depreciation and amortization	(18,139)	(15,706)

Total	$8,265	$7,987

NOTE 5. ACQUISITIONS

In 2006, the Company acquired two retail audiology practices. There were no acquisitions in 2005. In 2004, the Company acquired Tympany, Inc. (“Tympany”) and a foreign hearing aid retail chain. As previously noted, Tympany has been classified as held for sale as of December 31, 2006 and 2005 and reported as a discontinued operation in the Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004, respectively.

Retail. In the third quarter 2006, the Company acquired two retail audiology practices for $1,718, including closing costs of $65. The Company paid 50% at closing, with 25% to be paid at the one year anniversary and the remaining 25% to be paid at the two year anniversary of the close date. The acquisitions are an expansion of the Company’s retail operations. The analysis of intangible assets resulted in allocations of $503 to customer databases, $165 to non-compete agreements, $38 to trade names, and $1,365 to goodwill. The operations of these acquisitions are included in the Company’s consolidated results effective with their closing dates. The separate results of operations for the acquisitions during the year ended December 31, 2006 were not material compared to the Company’s overall results of operations and accordingly pro forma financial statements of the combined entities have been omitted.

Foreign Retail Chain. In May 2004, the Company acquired 100% of the stock of a Switzerland-based hearing aid retail chain. Contingent consideration in the form of an earn-out of 225 CHF ($175) was paid in the second quarter of 2005 based on targeted sales performance for the one year ended April 30, 2005.

Tympany. In December 2004, the Company acquired 100% of the stock of Tympany, the developer of the Otogram, a machine that automates the four most commonly performed tests for diagnosing hearing loss. The initial purchase price of $2,191, including expenses of $183, consisted of $1,200 in cash and 196 shares of the Company’s common stock valued at $808 based on the average closing price of the common stock for the period beginning two days before and ending two days after the closing of the transaction. In addition, a $500 loan made by the Company to Tympany prior to the acquisition was recorded as additional consideration. Contingent consideration in the form of an earn-out will be paid based on the following schedule: 2005 – 35% of net 2005 Tympany (Otogram) revenue, plus 10% of net 2005 hearing aid sales less a base amount; 2006 – 35% of net 2006 Tympany revenue, plus 10% of net 2006 hearing aid sales less 105% of a base amount; and 2007 – 20% of the lesser of 2007 or 2006 net Tympany revenue, plus 35% of any excess of 2007 net Tympany revenue over 2006 net Tympany revenue, plus 10% of net 2007 hearing aid sales less 110% of a base amount. Payment will be made in a combination of cash (60%) and Company common stock (40%). The Company settled with the former shareholders in 2006 for the earn-out period from December 2004 to June 2006 and paid $1,461 and issued 224 shares of common stock with a value of $975. As of December 31, 2006, the Company accrued $337 pertaining to earn-out payments. The amount payable is currently in dispute with the former owners of Tympany for the six months ended December 31, 2006, as a result of a claim filed against the previous shareholders for sales tax not paid or accrued during their ownership.

A decision to divest Tympany was made in the fourth quarter 2006 and Tympany was subsequently sold on February 20, 2007. Accordingly, Tympany has been classified as held for sale as of December 31, 2006 and reported as a discontinued operation in the Consolidated Statements of Operations for all periods presented (see “Note 6. Discontinued Operations”).

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

The following table sets forth the initial allocation of the aggregate purchase price of the acquired businesses:

	2006	2004
Current assets	$—	$1,421
Property and equipment and other assets	56	61
Goodwill	1,365	766
Definite-lived intangible assets (see Note 7)	706	867
Current liabilities	(24)	(527)
Deferred revenue	(287)	—
Other liabilities	(98)	—

Total	$1,718	$2,588

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

Contingent Consideration. During the years ended December 31, 2006, 2005 and 2004, the Company recorded $925, $3,672, and $2,339, respectively of contingent consideration in accordance with contractually established earn-out provisions. The earn-out amounts for 2006 related to Tympany and the earn-out amounts in 2005 related to an acquisition in Germany, Sanomed Handelsgesellschaft mbH (“Sanomed”), in May 2003 ($1,507), Tympany ($1,990) and a Switzerland-based hearing aid retail chain ($175). The earn-out amounts in 2004 related to Sanomed ($1,556), a 2002 acquisition in the Netherlands ($546) and Tympany ($237). With the exception of the fourth quarter 2006 earn-out of $290, the Company has impaired and expensed prior Tympany earn-outs.

NOTE 6. DISCONTINUED OPERATIONS

In the fourth quarter of 2006, a decision was made to divest Tympany and there was a subsequent sale made on February 20, 2007. Therefore, the Company has classified Tympany as held for sale as of December 31, 2006 and reported Tympany as a discontinued operation in the Consolidated Statements of Operations for all periods presented.

On February 20, 2007, the Company sold the issued and outstanding stock of Tympany to Tympany Holding, L.L.C. The Company agreed to sell the stock of Tympany for $2,000, with $600 in cash at close and equal payments of approximately $467 in each of three subsequent 90 day periods. The purchase agreement stated that the Company will retain the accrued earn-out obligation for the year ended December 31, 2006 which was $337. Furthermore, the agreement also included a provision that Tympany Holding, L.L.C. would reimburse the Company for the 2007 earn-out obligation from the date of acquisition. See Note 5 for a description of the 2007 earn-out obligation.

Tympany’s results of operations are as follows:

	Years Ended December 31,
	2006	2005	2004
Net sales	$3,483	$5,915	$846
Asset impairment charge	—	694	—
Cost of sales	1,437	4,119	435

Gross profit	2,046	1,102	411
Selling, general and administrative expense	2,384	6,065	408
Research and development expense	1,014	1,035	45
Restructuring expense	—	1,163	—
Asset impairment charge	635	5,561	—

Operating loss	(1,987)	(12,722)	(42)
Other expense, net	9	(10)	—

Income (loss) before income taxes	(1,996)	(12,712)	(42)
Income tax benefit	—	(40)	—

Net loss	$(1,996)	$(12,672)	$(42)

Comparative balance sheets for Tympany are as follows:

	December 31,
	2006	2005
Current assets:
Cash and cash equivalents	$11	$523
Accounts receivable, net	89	441
Inventories	655	776
Prepaid expenses and other	—	7

Total current assets	755	1,747
Property and equipment, net	303	784
Definite-lived intangible assets, net	1,222	1,441
Goodwill	290	—
Other assets	14	15

Total assets	$2,584	$3,987

Current liabilities:
Accounts payable	$772	$1,413
Accrued payroll and related expenses	71	89
Accrued warranty	61	51
Deferred revenue	120	150
Other accrued liabilities	201	514

Total liabilities	$1,225	$2,217

NOTE 7. INTANGIBLE ASSETS

Definite-lived intangible assets as of December 31 consisted of the following:

		2006		2005
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchased technology and licenses	3-13 years	$1,923	$1,177	$1,923	$1,022
Brand names	3-15 years	2,782	1,257	2,482	881
Non-compete agreements	5 years	607	385	395	209
Customer databases	2-9 years	852	286	315	195
Distribution agreements	2-5 years	315	315	282	282
Software and other intangibles	1-5 years	222	204	222	160

Total		$6,701	$3,624	$5,619	$2,749

Amortization of definite-lived intangible assets is calculated using the straight-line method over the estimated useful lives of the assets. Estimated annual amortization expense for the years 2007 through 2011 and thereafter is as follows: 2007–$612; 2008–$478; 2009–$428; 2010–$428; and 2011 and thereafter–$1,131.

Goodwill and indefinite-lived intangible assets (arrangement with the Australian government to supply hearing aids) related to continuing operations in 2006 and 2005 were as follows:

	2006	2005
Balance, beginning of year	$29,514	$32,298
Acquisitions	1,365	—
Contingent consideration (earn-out payments)	—	1,682
Asset impairments	—	(1,256)
Effect of exchange rate changes	2,856	(3,210)

Balance, end of year	$33,735	$29,514

During the fourth quarter 2005, the Company discontinued doing business with two large customers of its England operation due to lack of current and foreseeable profitability regarding these two customers and accordingly, the Company performed an impairment analysis of the England operation. This analysis resulted in a goodwill impairment charge of $1,256 related to this reporting unit.

During the third quarter 2005, the lack of progress toward profitability, a changing business model and the termination and departure of the management team at Tympany resulted in the Company performing an impairment analysis of the Tympany operation (auditory testing equipment segment). This analysis resulted in asset impairments of $4,227 related to goodwill and $1,528 related to definite-lived intangibles, which caused goodwill at this reporting unit to be completely written-off and definite-lived intangibles to be reduced to an estimated fair value of $1,495. Additionally, as a result of this impairment and Tympany’s operating results not meeting financial objectives in the fourth quarter 2005 and 2006, the Company recorded an additional impairment charge of $500 related to the fourth quarter 2005 and $635 for the nine months ended September 30, 2006. The anticipated cash flows related to the February 20, 2007 sale of Tympany created a situation where the expected future Tympany cash flows were able to support additional valuation. Accordingly, the Company has recorded the $290 fourth quarter 2006 earn-out as additional consideration (goodwill).

The Company has utilized a third-party valuation firm to assist with its evaluation of the value of its reporting units. Impairment tests involved the use of both estimates of market value of the Company’s reporting units as well as discounted cash flow analysis based on market rates.

NOTE 8. OTHER ASSETS

Other assets as of December 31 consisted of the following:

	2006	2005
Customer advances	$1,997	$459
Other	418	173

Total	$2,415	$632

As of December 31 2006, the Company put certain loans on non-accrual status due to the fact that they were greater than 90 days past due, totaling $499, and recorded a $69 loan loss allowance for one such loan. Total customer advances balances were $2,654 and $648, including short term balances of $657 and $189 as of December 31, 2006 and 2005, respectively.

NOTE 9. LONG-TERM LOANS

The Company obtained a loan from a German bank in 2003 to fund the acquisition of its German business. As of December 31, 2006, the balance of the loan was €4,250 ($5,607). The interest rate applicable to the loan is 1.0% above the EURIBOR rate (4.58% as of December 31, 2006). The loan is collateralized by a letter of credit from a U.S. bank, and the Company pledged certain amounts of its cash, cash equivalents and marketable securities as security to obtain a reduced interest rate of 0.6% on this letter of credit. The loan payments are €250 ($330 as of December 31, 2006) per quarter. The effective interest rates on this loan in 2006, 2005 and 2004 were 4.53%, 3.95%, and 3.88%, respectively.

In connection with the third quarter 2006 retail acquisitions, the Company issued a non-interest bearing secured promissory note which provides for a $300 payment one year from the closing date and a $300 payment two years from the closing date. The discounted short term and long term balances at December 31, 2006 were $284 and $256, respectively. Additionally, with respect to the second acquisition, the Company agreed to pay $137 one year from the closing date and $139 two years from the closing date. Interest is payable in arrears every six months after the closing date. At December 31, 2006, the applicable rate was 6.50%.

NOTE 10. ACCRUED RESTRUCTURING

In 2005, the Company took actions to improve its profitability, including reducing layers of management, restructuring certain operations and eliminating excess facilities. The total number of employees impacted was 37. In the third quarter 2005, the Company recorded a restructuring charge in continuing operations of $208 relating to the eliminating of excess facilities. In the fourth quarter 2005, the Company recorded a restructuring charge for continuing operations of $2,620 mainly related to executive severance packages, employee terminations and elimination of excess facilities. The Company also recorded a restructuring charge of $1,163 for discontinued operations.

Accrued restructuring activity for continuing operations in 2006 and 2005 consisted of the following:

	Employee Related	Excess Facilities	Total
Restructuring charge	$2,620	$208	$2,828
Payments	(1,168)	(55)	(1,223)
Reclassification of assumed restructuring charges from the sale of Tympany	—	139	139

Balance, December 31, 2005	1,452	292	1,744
Payments	(1,380)	(180)	(1,560)

Balance, December 31, 2006	$72	$112	$184

Restructuring initiatives undertaken in 2005 required management to make a number of estimates and assumptions concerning termination benefits, losses on excess facilities vacated or consolidated ability to sublet vacated facilities and sublease terms. Management will continue to evaluate the adequacy of the related accruals and adjust the balances based on changes in estimates and assumptions. Accordingly, the Company may incur future charges for changes in estimates of amounts previously recorded.

NOTE 11. CAPITAL STOCK

Preferred Stock. The Company’s certificate of incorporation authorizes the issuance of 5,000 shares of preferred stock with terms and preferences designated therein. As of December 31, 2006 and 2005, no preferred shares were outstanding.

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

NOTE 12. OTHER INCOME

Other income consisted of the following:

	2006	2005	2004
Interest income	$890	$504	$548
Interest expense	(344)	(292)	(325)
Foreign currency exchange gain (loss)	443	(134)	(182)
Other	24	128	(4)

Total	$1,013	$206	$37

NOTE 13. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases various equipment and office space under noncancelable operating leases that expire at various dates through 2011. Rental expense was $3,388, $3,577, and $3,438 in 2006, 2005 and 2004, respectively. Future minimum lease payments under noncancelable leases for the next five years and thereafter as of December 31, 2006 totaled $9,037 and are due as follows: 2007—$3,416; 2008—$2,771; 2009—$1,795; 2010—$609; and 2011—$446. Sublease revenue of $27, $19 and $100 in 2006, 2005 and 2004, respectively was netted against rental expense.

Brigham Young University Technology License Agreements. The Company has a paid-up license with Brigham Young University (“BYU”) to utilize certain patents involving hearing aid signal processing, audio signal processing and hearing compression. The agreement remains in effect until the expiration of the last patent right in 2013 or the expiration of the last clause of the patents and can be terminated by BYU in the event of circumstances outlined in the agreement. During the term of the agreement, the Company is responsible for the payment of all fees and costs associated with filing and maintaining patent rights.

The Company also has a license agreement with BYU to utilize certain “noise suppression” technologies owned by BYU. The agreement remains in effect indefinitely, unless terminated by BYU in the event of circumstances outlined in the agreement. Under the terms of this agreement, the Company is required to make royalty payments to BYU in the amount of 0.5% of the adjusted gross sales of the licensed products sold or otherwise transferred to an end user for as long as the Company uses this technology. This agreement may be terminated without cancellation fees. Royalty expense pertaining to this license was $299, $225 and $193 in 2006, 2005 and 2004, respectively.

K/S HIMPP License Agreement. The Company has a paid-up license agreement with K/S HIMPP, a Danish partnership, to use technology covered by approximately 200 patents owned by K/S HIMPP that are considered essential for the sale of programmable hearing aids. The paid-up license is being amortized over the life of the technology through 2013. Amortization expense pertaining to this license was $99 in each of the three years ended December 31, 2006, 2005 and 2004.

Ear Tube License Agreement. The Company has a license agreement with a competitor that provides the Company with a worldwide license to utilize patents involving ear tube technology for its open-ear product. Under the terms of this agreement, the Company paid an up-front royalty of $125 and must pay a royalty on each device sold and /or each ear tube if it manufacturers the item, or no royalty if it buys the item from the licensor. This agreement remains in effect for seven years from the first product sale (March 2006). Amortization of the up-front payment began in March 2006 and will continue over a seven year period. Royalty expense pertaining to this license was $89 in 2006.

Programming System License Agreement. The Company has a license agreement with a competitor that provides the Company with a worldwide license to utilize patents involving programming a hearing aid. Under the terms of this agreement, the Company paid an up-front royalty of $250 and must pay a per-unit royalty fee on each item shipped after a set minimum. This agreement remains in effect until the expiration of the patents in 2012. Royalty expense pertaining to this license was $59, $124 and $85, in 2006, 2005 and 2004, respectively.

Manufacturing License Agreement. The Company has a license agreement with a competitor that provides the Company with the technology to produce hearing aid shells using an automated process. Under the terms of this agreement, the Company is obligated to pay a per-unit royalty for using such technology. Royalty expense pertaining to this license was $4 in 2006 and 2005.

Directional License Agreement. The Company has a license agreement with another company that provides the Company an exclusive worldwide license to utilize patents involving directional signal processing. Under the terms of this agreement, the Company is required to pay a royalty equal to 0.5% of net sales of hearing aid products utilizing the technology or a minimum quarterly fee, whichever is greater. This agreement remains in effect until the expiration of the patents in 2020. Royalty expense pertaining to this license was $173, $110 and $80 in 2006, 2005 and 2004, respectively.

Legal Matters. In June 2005, Energy Transportation Group, Inc. (“ETG”) filed a patent infringement lawsuit in the United States District Court for the District of Delaware against fourteen defendants, including the Company. ETG claims the defendants have infringed upon U.S. Patent No. 4,731,850 entitled “Programmable Digital Hearing Aid System” and U.S. Patent No. 4,879,749 entitled “Host Controller for Programmable Digital Hearing Aid System.” ETG is seeking damages resulting from defendants’ unauthorized manufacture, use, sale, offer to sell and/or importation into the U.S. products, methods, processes, services and/or systems that infringe the above-named patents. The Company has filed its answer denying all allegations. Discovery has begun with a trial date set for January 2008.

In February 2006, the former owners of Sanomed, which the Company acquired in 2003, filed a lawsuit in German civil court claiming that certain deductions made by the Company against certain accounts receivable amounts and other payments remitted to the former owners were improper. The former owners seek damages in the amount of approximately $2,000. The Company filed its statement of defense in April 2006 and oral arguments were held in August 2006 with the court asking the parties to attempt to settle the matter. Settlement discussions failed and the parties agreed to proceed to a court hearing. In addition, as part of the Sanomed purchase agreement the former owners were entitled to earn-out payments based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to these earn-outs irrespective of the achievement of the revenue milestones. Two of the former owners filed suit against the Company claiming that they are entitled to their full remaining earn-out of approximately $2,200, plus interest. In October 2006, a German court rendered a decision in favor of one of the former owners ruling that the Company owes such former owner $592 plus court fees of $32, and interest. The $624 is recorded as a component of selling, general and administrative expenses in the consolidated statements of operations. The Company strongly disagrees with this decision and has filed an appeal which is currently pending. The lawsuit by the other former owner is also still pending.

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

NOTE 14. INCOME TAXES

Income (loss) from continuing operations before income taxes consisted of the following:

	2006	2005	2004
Domestic	$(944)	$1,494	$3,172
Foreign	1,937	(9,449)	(2,641)

Total	$993	$(7,955)	$531

Income tax provision (benefit) on continuing operations consisted of the following:

	2006	2005	2004
Current:
Domestic	$1	$114	$201
Foreign	552	(1,396)	1,980

	553	(1,282)	2,181
Deferred:
Domestic	8	—	—
Foreign	16	263	(2,103)

	24	263	(2,103)

Total	$577	$(1,019)	$78

The following table presents the principal reasons for the difference between the actual effective income tax rate and the U.S. federal statutory income tax rate of 34% on continuing operations:

	2006	2005	2004
U.S. federal statutory income tax rate	$338	$(2,705)	$181
State income tax rate, net of federal income tax effect	6	46	43
Foreign earnings taxed at different rates	77	(249)	152
Non-deductible items and other	(77)	61	390
Asset impairments	—	427	—
Stock based compensation expense	80	—	—
Settlement costs	198	—	—
R&D Credit	(176)	(150)	—
Change in valuation allowance	131	1,551	(688)

Income tax expense	$577	$(1,019)	$78

Deferred income taxes are determined based on the differences between the financial reporting and income tax bases of assets and liabilities using enacted income tax rates expected to apply when the differences are expected to be settled or realized. Significant components of the net deferred income tax liability consisted of the following as of December 31:

	2006	2005
Deferred income tax assets:
Net operating loss carry-forwards	$8,975	$10,063
Allowance for sales returns and doubtful accounts	1,580	1,543
Inventory allowances and warranty accruals	2,064	1,672
Deferred revenue	727	732
Accumulated research and development credits	1,895	1,484
Depreciation	142	—
Other	1,724	2,158

Sub-total	17,107	17,652
Valuation allowance	(16,639)	(15,259)

Deferred income tax assets	468	2,393
Deferred income tax liabilities:
Inventory	—	(7)
Depreciation	—	(350)
Acquired intangible assets	(656)	(763)
Other	(175)	(1,612)

Deferred income tax liabilities	(831)	(2,732)

Net deferred income tax liabilities	$(363)	$(339)

Deferred income tax assets and liabilities were netted by income tax jurisdiction and were reported in the Consolidated Balance Sheets as of December 31 as follows:

Deferred Tax Category	Reported In	2006	2005
Current deferred income tax assets	Prepaid expenses and other	$17	$15
Current deferred income tax liabilities	Other accrued liabilities	—	(7)
Non-current deferred income tax liabilities	Other liabilities	(380)	(347)

Net deferred income tax liabilities		$(363)	$(339)

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

The Company had a valuation allowance on all its deferred income tax assets in every tax jurisdiction with the exception of Denmark and Germany. The valuation allowance increased by $1,380, $ 1,935, and decreased by $1,025 during 2006, 2005, and 2004, respectively. Subsequently recognized tax benefits related to the valuation allowance for deferred tax assets as of December 31, 2006 will be recorded as an income tax benefit reported in the consolidated statement of operations. The realization of deferred income tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax laws of each tax jurisdiction. The Company has considered the following possible sources of taxable income when assuming the realization of the deferred income tax assets: future taxable income exclusive of reversing temporary differences and carryforwards; future reversals of existing taxable temporary differences; taxable income in prior carryback years; and tax planning strategies. In assessing net deferred income tax assets in Australia in 2005, the Company determined that due to continuing losses, it was more likely than not that the net deferred income tax assets would not be realized. As a result, the Company established a valuation allowance of $1,179. In 2006 and 2005, the Company eliminated tax contingencies of $17 and $686, respectively, in foreign locations upon the closing of the statute of limitations and the closing of certain tax years.

As of December 31, 2006, the Company had net operating loss carryforwards for U.S. federal income tax reporting purposes totaling $21,660 from continuing operations that will begin to expire in 2018 if not utilized. The Company has state net operating loss carryforwards of $20,185 from continuing operations which expire depending on the rules of the various states to which the net operating loss is allocated. The Company has non–U.S. net operating loss carryforwards of $9,611 which expire depending on the rules of the various countries in which the net operating losses were generated. Approximately $4,137 of net operating loss carryforwards as of December 31, 2006 were attributable to deductions associated with the exercise of Company stock options, the benefit of which will be credited to additional paid-in capital when realized. The net operating loss carryforwards attributable to Tympany will transfer to the new owners with the sale of Tympany.

The Company has federal research and development tax credit carryforwards of approximately $1,484 from continuing operations that begin to expire in 2009 and state research and development tax credit carryforwards of $411 that begin to expire in 2015. The Company also has alternate minimum tax credit carryforwards of approximately $110 from continuing operations that have no expiration date.

NOTE 15. STOCK–BASED COMPENSATION

Stock-Based Compensation. Effective January 1, 2006, the Company adopted SFAS No. 123R, which establishes accounting requirements for “share-based” compensation to employees and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation. The adoption of SFAS No. 123R increased the Company’s net loss by $392 for the year ended December 31, 2006.

The total share-based compensation expense pertaining to stock options and restricted stock totaled $894 and was recorded as an expense to cost of sales for $51, operating expenses for $682 and to research and development for $161 in the consolidated statements of operations.

Share-based awards granted prior to the Company’s adoption of the provisions SFAS No. 123R were accounted for under the recognition and measurement principles of APB No. 25 and related Interpretations. Accordingly, no stock-based compensation expense was reflected in the statement of operations for years ended December 31, 2005 and 2004, as all options granted by the Company had exercise prices equal to the market value of the underlying common stock on the date of grant.

The Company’s 2000 Stock Plan provides for the issuance of a maximum of 9,787 shares of common stock and contains an evergreen provision that allows the Board of Directors to annually increase the number of shares available by the lesser of (i) 5% of the total outstanding shares, (ii) 789 shares, or (iii) a lesser amount as determined by the Board. As of December 31, 2006, there were 2,673 shares available for grant under the plan. The plan allows for the grant of incentive or unqualified stock options, stock purchase rights and restricted stock and is administered by the Board who determines the type, quantity, terms and conditions of any award, including any vesting conditions. Restricted stock and stock options generally vest ratably over a four year service period, and stock options expire ten years from the date of grant. The exercise price of stock options granted is equivalent to the fair market value of the stock at the date of grant. Shares are issued or awarded from new grants. The Company also has an Employee Stock Purchase Plan under which shares of common stock may be purchased by eligible employees. Share purchases under the Employee Stock Purchase Plan were suspended by the Board in December 2005.

A summary of stock option activity for the periods ended December 31, 2006, 2005 and 2004 was as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding as of December 31, 2003	4,892	$4.73
Plus: Options granted	418	4.57
Less:
Options exercised	(516)	3.26
Options canceled or expired	(124)	8.30

Options outstanding as of December 31, 2004	4,670	4.78
Plus: Options granted	525	3.39
Less:
Options exercised	(80)	2.40
Options canceled or expired	(476)	5.00

Options outstanding as of December 31, 2005	4,639	4.64
Plus: Options granted	—	—
Less:
Options exercised	(732)	3.23
Options canceled or expired	(676)	5.86

Options outstanding as of December 31, 2006	3,231	4.71	5.51	$3,619

Options exercisable as of December 31, 2006	2,899	4.85	5.15	3,044

As of December 31, 2006, 2005 and 2004, there were stock options exercisable for 2,899, 4,161 and 3,912 shares of common stock at weighted average exercise prices of $4.85, $4.78 and $4.99 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 were $1,140, $175 and $3,073, respectively. The weighted average grant-fair value of options granted in December 31, 2005 and 2004 were $2.13 and $3.11, respectively.

Stock options outstanding and exercisable as of December 31, 2006 were as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	Weighted average exercise price	Weighted average remaining life (years)	Shares	Weighted average exercise price
$0.48 — $2.86	441	$2.18	4.1	433	$2.17
3.36 — 3.36	500	3.36	8.8	250	3.36
3.49 — 3.80	475	3.70	3.7	470	3.70
3.94 — 4.20	465	4.12	5.9	395	4.15
4.36 — 5.70	526	5.12	4.9	526	5.12
5.74 — 6.48	469	6.17	6.5	469	6.17
6.65 — 18.00	355	9.30	4.1	356	9.30

Total	3,231	4.71	5.5	2,899	4.85

Share-based compensation expense pertaining to stock options of $392 for the year ended December 31, 2006 was recorded in cost of sales, selling, general and administrative expense and research and development expense. As of December 31, 2006, there was $480 of unrecognized share-based compensation expense related to options that will be recognized over a weighted-average period of 1.2 years. An annual forfeiture rate of 5.9%, as determined using historical data, was utilized in calculating stock option expense.

Restricted stock is issued on the date of grant. A summary of restricted stock activity for the year ended December 31, 2006 was as follows:

	Number of shares	Weighted average grant date fair value
Unvested as of December 31, 2005	358	$4.54
Plus: Awards granted	295	4.64
Less:
Awards vested	(95)	4.54
Awards canceled or expired	(105)	4.52

Unvested as of December 31, 2006	453	4.61

Share-based compensation expense pertaining to restricted stock of $502 for the period ended December 31, 2006 was recorded in cost of sales, selling, general and administrative expense and research and development expense. The fair market value of restricted stock on the date of grant is amortized to expense evenly over the restriction period. An annual forfeiture rate of 5.9%, as determined using historical data, was utilized in calculating restricted stock expense. As of December 31, 2006, there was $1,433 of unrecognized stock-based compensation expense related to unvested restricted stock that will be recognized over a weighted average period of 1.6 years. The vest date fair value of the 95 restricted shares that vested during the year ended December 31, 2006 was $439.

Stock Options. Stock options have a maximum term of ten years and generally vest over a four-year period from the grant date. Under SFAS No. 123R, the fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model. Expected option lives and volatilities used in fair value calculations are based on historical Company data and the related expense is recognized on a straight-line basis over the vesting period. The Company did not grant any stock options in the year ended December 31, 2006. Upon stock option issuance, the Company will use the Black-scholes option-pricing-model to calculate the fair value for any grants.

Valuation and Amortization Method. The Company uses the Black-Scholes option-pricing-model to estimate the fair value of each option grant on the date of grant or modification. The fair value is amortized on a straight-line method for recognizing stock compensation expense over the vesting period of the option.

Expected Term. The expected term is the period of time that granted options are expected to be outstanding. The Company estimates the expected term based on historical patterns of option exercises, which it believes reflect future exercise behavior.

Expected Volatility. The volatility is calculated by using the historical stock prices going back over the estimated life of the option.

Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes option-valuation model on the market yield in effect at the time of option grant obtained from the U.S. Department of the Treasury’s market yield index.

NOTE 16. EMPLOYEE BENEFIT PLANS

The Company has an employee savings and retirement plan that is a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows for matching contributions at the discretion of the Company. During 2005, the Company matched 25% of each employee’s first 4% of salary deferral. The match was increased to 50% of each employee’s first 4% of salary deferral effective as of the first payroll in 2006. The Company expensed $233, $123 and $114 in matching contributions in 2006, 2005 and 2004, respectively.

Prior to 2006, the Company had an active employee stock purchase plan that allowed participating employees to purchase, through employee payroll deductions, shares of the Company’s unissued common stock at 85% of the fair market value on specified dates. Employees purchased 206 and 296 shares of common stock in 2005 and 2004, respectively under the plan. As of December 31, 2005, 52 shares of common stock were reserved for issuance under the plan. The plan contains an evergreen provision that allows the Board to annually increase the number of shares available under the plan by the lesser of (i) 2% of the total outstanding shares, (ii) 200 shares, or (iii) a lesser amount as determined by the Board. In December 2005, the Board of Directors made a decision to suspend share purchases under the employee stock purchase plan.

NOTE 17. SEGMENT INFORMATION

As of December 31, 2006, the Company has three operating segments for which separate financial information is available and evaluated regularly by management in deciding how to allocate resources and assess performance. The Company evaluates performance based on net sales and operating profit, among other things.

The Company’s three operating segments include North America, Europe and Rest-of-world. The auditory testing equipment operation, formerly the fourth segment, was classified as a discontinued operation in the fourth quarter 2006 for all periods presented. Inter-segment sales are eliminated in consolidation. This information is used by the chief operating decision maker to assess the segments’ performance and in allocating the Company’s resources. The Company does not allocate hearing aid research and development expenses to its hearing aid operating segments. In 2005, the Company had determined that the auditory testing equipment operation constituted a separate segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and had revised the segment information for prior periods to conform to the current period presentation.

	Hearing Aid Operations			Unallocated	Total
	North America	Europe	Rest-of-world
2006
Net sales to external customers	$41,761	$41,718	$22,013	$—	$105,492
Operating profit (loss)	(1,209)	6,374	2,574	(7,759)	(20)
Income (loss) from continuing operations	85	5,697	2,393	(7,759)	416
Identifiable segment assets	46,509	42,396	16,832	—	105,737
Goodwill and indefinite-lived intangible assets	3,169	22,295	8,271	—	33,735
Long-lived assets	8,069	25,246	11,762	—	45,077

2005
Net sales to external customers	$37,394	$43,300	$18,432	$—	$99,126
Asset impairment	—	1,256	—	—	1,256
Restructuring	1,894	621	313	—	2,828
Operating profit (loss)	(3,594)	3,155	63	(7,785)	(8,161)
Income (loss) from continuing operations	(1,771)	3,324	(704)	(7,785)	(6,936)
Identifiable segment assets	31,771	37,694	13,312	—	82,777
Goodwill and indefinite-lived intangible assets	2,238	20,031	7,245	—	29,514
Long-lived assets	7,294	23,000	10,077	—	40,371

2004
Net sales to external customers	$35,907	$45,004	$16,777	$—	$97,688
Operating profit (loss)	2,464	6,165	1,530	(9,665)	494
Income (loss) from continuing operations	2,403	6,251	1,464	(9,665)	453
Identifiable segment assets	46,241	46,243	15,014	—	107,498
Goodwill and indefinite-lived intangible assets	4,357	22,564	7,646	—	34,567
Long-lived assets	10,798	26,826	10,544	—	48,168

Long-lived assets consist of property and equipment, definite-lived and indefinite-lived intangible assets and goodwill. The majority of the Company’s assets as of December 31, 2006, 2005 and 2004 were attributable to its U.S. operations. In addition to the U.S., the Company operates in two countries, Germany and Australia, in which assets and sales were in excess of 10% of consolidated amounts.

NOTE 18. PRIVATE PLACEMENT

On August 14, 2006, the Company closed a financing pursuant to a Securities Purchase Agreement that it had entered into with selected institutional investors by issuing 3,200 shares of common stock at a purchase price of $3.75 per share. The shares were offered and sold only to a limited number of qualified institutional buyers and other institutional accredited investors. Gross proceeds from this financing were $12,000 less expenses of $918 for net proceeds of $11,082. The Company expects to use the net proceeds of the financing for potential acquisitions. The shares sold in the private placement were registered under the Securities Act of 1933 on September 19, 2006.

NOTE 19. SUBSEQUENT EVENTS

On February 20, 2007, the Company sold its auditory testing equipment division, Tympany, Inc., to Tympany Holdings, L.L.C. Tympany, which was purchased by Sonic in December 2004, develops, manufactures and sells the Otogram™, a proprietary, automated diagnostic hearing testing device. For further information, see Notes 5, 6, and 7.

On February 21, 2007, the Company acquired a retail audiology company for $5,600, plus closing costs. The Company paid 50% at closing, with 25% to be paid at the one year anniversary and the remaining 25% to be paid at the two year anniversary of the close date. The acquisition is an expansion of the Company’s retail operations.

On March 1, 2007, a binding arbitration decision was rendered in favor of a former employee, requiring the Company to record incremental expense of $90 related to the resolution of this contingency at its discontinued operation (Tympany).