Form 10-Q
period 2007-03-31
SONIC INNOVATIONS INC
filed 2007-05-10
CIK 1105982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of May 1, 2007, there were 26,375,544 shares of the registrant’s $0.001 par value common stock outstanding.

SONIC INNOVATIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$13,262	$12,690
Restricted cash and cash equivalents	6,856	6,773
Marketable securities	4,023	6,989
Accounts receivable, net of allowance for doubtful accounts of $1,126 and $1,211	20,426	18,932
Inventories	12,368	10,475
Assets held-for-sale	—	2,584
Prepaid expenses and other	5,382	2,386

Total current assets	62,317	60,829
Property and equipment, net of accumulated depreciation and amortization of $18,961 and $18,139	8,391	8,265
Goodwill and indefinite-lived intangible assets	37,028	33,735
Definite-lived intangible assets, net	5,354	3,077
Other assets	2,554	2,415

Total assets	$115,644	$108,321

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,086	$1,741
Payable for earn-out on acquisitions	1,077	993
Accounts payable	11,624	10,258
Accrued payroll and related expenses	4,479	3,943
Accrued restructuring	100	184
Accrued warranty	6,281	6,063
Deferred revenue	4,023	3,659
Liabilities associated with assets held-for-sale	—	1,225
Other accrued liabilities	4,895	4,406

Total current liabilities	35,565	32,472
Long-term debt, net of current portion	5,638	4,682
Deferred revenue, net of current portion	4,489	4,352
Other liabilities	823	911

Total liabilities	46,515	42,417

Shareholders’ equity:
Common stock	27	27
Additional paid-in capital	136,478	134,464
Accumulated deficit	(71,302)	(71,985)
Accumulated other comprehensive income	7,699	7,171
Treasury stock, at cost	(3,773)	(3,773)

Total shareholders’ equity	69,129	65,904

Total liabilities and shareholders’ equity	$115,644	$108,321

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2007	2006
Net sales	$29,225	$24,792
Cost of sales	11,333	11,167

Gross profit	17,892	13,625
Selling, general and administrative expense	14,753	12,583
Research and development expense	2,293	1,765

Operating profit (loss)	846	(723)
Other income, net	234	69

Income (loss) before income taxes	1,080	(654)
Provision for income taxes	272	172

Income (loss) from continuing operations	808	(826)
Loss from discontinued operations, net of income taxes	(125)	(753)

Net income (loss)	$683	$(1,579)

Basic income (loss) per common share:
Continuing operations	$0.03	$(0.04)
Discontinued operations	—	(0.03)

Net income (loss)	$0.03	$(0.07)

Diluted income (loss) per common share:
Continuing operations	$0.03	$(0.04)
Discontinued operations	—	(0.03)

Net income (loss)	$0.03	$(0.07)

Basic weighted average number of common shares outstanding	26,113	21,850

Diluted weighted average number of common shares outstanding	27,028	21,850

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$683	$(1,579)
Loss from discontinued operations, net of tax	125	753
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,017	1,080
Stock-based compensation	294	245
Foreign currency (gain) loss	(62)	23
Amortization of discount on long-term debt	30	—
Changes in assets and liabilities:
Accounts receivable, net	(1,337)	(1,567)
Inventories	(1,497)	214
Prepaid expenses and other	(1,671)	282
Other assets	(66)	(78)
Withholding taxes remitted on share-based awards	(172)	—
Accounts payable, accrued liabilities and deferred revenue	1,669	1,914

Net cash provided by (used in) continuing operations	(987)	1,287
Net cash used in discontinued operations	(154)	(439)

Net cash provided by operating activities	(1,141)	848
Cash flows from investing activities:
Payments related to acquisitions of businesses, net of cash acquired	(2,653)	—
Purchases of property and equipment	(769)	(641)
Payments related to customer advances, net	(138)	(716)
Proceeds from selling marketable securities, net	2,966	—

Net cash used in continuing operations in investing activities	(594)	(1,357)
Net cash provided by discontinued operations in investing activities	600	218

Net cash used in investing activities	6	(1,139)
Cash flows from financing activities:
Principal payments on long-term debt	(327)	(300)
Decrease (increase) in restricted cash, cash equivalents and marketable securities, net	(83)	923
Withholding taxes received on share-based awards	172	—
Proceeds from exercise of stock options and employee stock purchases	1,882	573

Net cash provided by continuing operations in financing activities	1,644	1,196
Effect of exchange rate changes on cash and cash equivalents	63	—

Net increase in cash and cash equivalents	572	905
Cash and cash equivalents, beginning of the period	12,690	7,865
Cash (reclassified to) assets held for sale and associated with discontinued operation	—	(302)

Cash and cash equivalents, end of the period	$13,262	$8,468

Supplemental cash flow information:
Cash paid for interest	$76	$66
Cash refunded for income taxes	(163)	(12)
Noncash receivable related to the sale of Tympany	1,400	—
Noncash payable related to the retail acquisition	2,537	—

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the full year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

On February 20, 2007, the Company sold Tympany (the Auditory Testing equipment division) to a group of private investors. As of December 31, 2006, Tympany was classified as held for sale in the Condensed Consolidated Balance Sheet and as a discontinued operation in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006.

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

Revenue Recognition. Sales of hearing aids are recognized when (i) products are shipped, except for retail hearing aid sales, which are recognized upon acceptance by the consumer, (ii) persuasive evidence of an arrangement exists, (iii) title and risk of loss has transferred, (iv) the price is fixed and determinable, (v) contractual obligations have been satisfied, and (vi) collectibility is reasonably assured. The Company applies the provisions of Statement of Position (“SOP”) 97-02, “Software Revenue Recognition,” as amended by SOP 98-09 to its auditory testing equipment operating segment. SOP 97-02, as amended, generally requires revenue earned on software arrangements involving multiple elements to be split between the elements such as software products and technical support. The fair value of an element must be based on vendor-specific objective evidence, which the Company establishes based on the price charged when the same element is sold separately. Revenues related to sales of separately priced extended service contracts are deferred and recognized on a straight-line basis over the contractual periods. Net sales consist of product sales less provisions for sales returns and rebates, which are made at the time of sale. The Company generally has a 60-day return policy for our wholesale sales and 30 days for our retail hearing aid sales, and allowances for sales returns are reflected as a reduction of sales and accounts receivable. If actual sales returns differ from the Company’s estimates, revisions to the allowance for sales returns will be required. Allowances for sales returns, which are recorded as a reduction of accounts receivable, were as follows:

	Three months ended March 31,
	2007	2006
Balance, beginning of period	$3,463	$3,393
Provisions	3,362	3,699
Returns processed	(3,555)	(2,295)

Balance, end of period	$3,270	$4,797

For the three months ended March 31, 2007, sales to the Australian Government’s Office of Hearing Services, a division of the Department of Health and Aging, accounted for 10.7% of the Company’s total net sales. No other customer accounted for 10% or more of consolidated sales.

Taxes Collected from Customers and Remitted to Governmental Authorities. The Company recognizes taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on a net basis (excluded from net sales).

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

Accrued warranty costs were as follows:

	Three months ended March 31,
	2007	2006
Balance, beginning of period	$6,063	$4,871
Provisions	907	1,338
Costs incurred	(689)	(1,009)

Balance, end of period	$6,281	$5,200

Marketable Securities. The Company designates the classification of its marketable securities at the time of purchase and re-evaluates this designation as of each balance sheet date. Marketable securities at March 31, 2007 and December 31, 2006 consist of U.S. government and U.S. government agency obligations. The amortized cost of U.S. government and U. S. Government agency obligations is adjusted for amortization of premiums and accretion of discounts to maturity. A decline in the market value below cost that is deemed other than temporary is charged to results of operations resulting in the establishment of a new cost basis. For the three months ended March 31, 2007 and 2006, the Company did not experience any declines in market value which were deemed other than temporary. The Company’s investment policy is to purchase debt securities with (i) maturity dates of 18 months or less from the date of purchase and (ii) minimum ratings of A-1 from Standard & Poor’s and P-1 from Moody’s.

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

	March 31, 2007	December 31, 2006
Raw materials and components	$6,635	$5,132
Work in progress	160	72
Finished goods	5,573	5,271

Total	$12,368	$10,475

Comprehensive income (Loss). Comprehensive income (loss) includes net income (loss) plus the results of certain changes in shareholders’ equity that are not reflected in the results of operations. Comprehensive income (loss) consisted solely of changes in foreign currency translation adjustments, which were not adjusted for income taxes as they related to specific indefinite investments in foreign subsidiaries and net income (loss).

	Three months ended March 31,
	2007	2006
Net income (loss)	$683	$(1,579)
Foreign currency translation adjustments	528	168

Comprehensive income (loss)	$1,211	$(1,411)

Stock-Based Compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the employee requisite service period. For further information, refer to the footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

Share-based compensation expense pertaining to stock options and restricted stock awards was $294 and $245 for the three months ended March 31, 2007 and 2006, respectively. Share-based compensation is recorded in cost of sales, selling general and administrative expense and research and development expense.

During the quarter ended March 31, 2007, the Company granted 500 stock option awards to employees with an aggregate fair value of $1,766. The fair value of options issued during the first quarter of 2007 was estimated on the date of grant based on a risk free rate of return of 3.7%, an expected dividend yield of 0.0%, volatility of 60.5%, and an expected life of 4 years.

As March 31, 2007, there was $1,950 and $1,376 of unrecognized share-based compensation expense relating to options and restricted stock awards that will be recognized over a weighted-average period of 2.9 and 2.6 years, respectively.

Income (Loss) Per Common Share. Basic income (loss) per common share is calculated based upon the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based upon the weighted average number of shares of common stock outstanding, plus the dilutive effect of common stock equivalents calculated using the treasury stock method.

Dilutive common stock equivalents for the three months ended March 31, 2007 consisted of 915 shares pertaining to 2,933 weighted average stock option shares. Antidilutive common stock equivalents of 635 for the three months ended March 31, 2007 were excluded from the diluted income per share calculation. Antidilutive common stock equivalents of 4,824 for the three months ended March 31, 2006 were excluded from the diluted loss per share calculation.

Income Taxes. In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. In accordance with FIN 48, the Company has decided to classify interest and penalties as a component of tax expense. As a result of the implementation of FIN 48, the Company did not recognize a change in its liability for unrecognized tax benefits.

The company has unrecognized tax benefits of approximately $369 as of January 1, 2007, of which $321 is recorded as a current liability, which if recognized, would reduce the Company’s effective tax rate. The remaining $48 is netted against the Company’s deferred tax assets related to net operating losses. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.

As of January 1, 2007, accrued interest and penalties were approximately $37 with no material increase in the quarter. The Company’s federal income tax returns for 2003 through 2006 are open tax years. The Company also files in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations by tax authorities for years prior to 2003.

Recent Accounting Pronouncements.

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

In February 2007, the FASB issued SFAS No. 159 which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently determining the effect it may have on its results of operations and financial position.

2. ACQUISITIONS

In 2006, the Company acquired two retail audiology practices. In 2004, the Company acquired Tympany, Inc. (“Tympany”). On February 20, 2007, the Company sold Tympany (the Auditory Testing equipment division) to a group of private investors. Therefore, as of December 31, 2006, Tympany has been classified as held for sale in the Condensed Consolidated Balance Sheet and as a discontinued operation in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006.

Retail. In the first quarter of 2007, the Company acquired one retail audiology practice for $5,377, including closing costs of $40. The Company paid 50% at closing, with 25% to be paid at the one year anniversary and the remaining 25% to be paid at the two year anniversary of the close date. The preliminary analysis of intangible assets resulted in allocations of $1,613 to customer databases, $699 to non-compete agreements, $161 to trade name, $2,845 to goodwill and 59 to other net assets. The Company is in the process of obtaining additional information that will facilitate the completion of a third party evaluation analysis in order to finalize the impact to the Consolidated Financial Statements as it relates to the allocation of fair values to customer databases, non-compete agreements, trade names, and goodwill. In the third quarter 2006, the Company acquired two retail audiology practices for $1,718, including closing costs of $65. The Company paid 50% at closing, with 25% to be paid at the one year anniversary and the remaining 25% to be paid at the two year anniversary of the close date. The analysis of intangible assets resulted in allocations of $503 to customer databases, $165 to non-compete agreements, $38 to trade names, and $1,365 to goodwill. These acquisitions are an expansion of the Company’s retail operations. The operations of these acquisitions are included in the Company’s consolidated results effective with their closing dates. The separate results of operations for the acquisitions during the periods ended March 31, 2007 and December 31, 2006 were not material compared to the Company’s overall results of operations and accordingly pro forma financial statements of the combined entities have been omitted.

Tympany. In December 2004, the Company acquired 100% of the stock of Tympany, the developer of the Otogram, a machine that automates the four most commonly performed tests for diagnosing hearing loss. In addition to the initial purchase price, the Company is required to make contingent consideration payments in the form of an earn-out based on the following schedule: 2005 – 35% of net 2005 Tympany (Otogram) revenue, plus 10% of net 2005 hearing aid sales less a base amount; 2006 – 35% of net 2006 Tympany revenue, plus 10% of net 2006 hearing aid sales less 105% of a base amount; and 2007 – 20% of the lesser of 2007 or 2006 net Tympany revenue, plus 35% of any excess of 2007 net Tympany revenue over 2006 net Tympany revenue, plus 10% of net 2007 hearing aid sales less 110% of a base amount. Payment will be made in a combination of cash (60%) and Company common stock (40%). The Company settled with the former shareholders in 2006 for the earn-out period from December 2004 to June 2006 and paid $1,461 and issued 224 shares of common stock with a value of $975. As of March 31, 2007, the Company accrued $403 pertaining to earn-out payments. The amount payable is currently in dispute with the former owners of Tympany as a result of a claim filed against the previous shareholders for sales tax not paid or accrued during their ownership.

3. INTANGIBLE ASSETS

Changes in goodwill and indefinite-lived intangible assets for the three months ended March 31, 2007 were as follows:

Balance, beginning of period	$33,735
Effect of foreign currency exchange rate changes	448
Goodwill related to acquisitions	2,845

Balance, end of period	$37,028

Definite-lived intangible assets were as follows:

		March 31, 2007		December 31, 2006
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Purchased technology and licenses	3-13 years	$1,923	$1,206	$1,923	$1,177
Brand names	1-15 years	2,967	1,341	2,782	1,257
Non-compete agreements	5 years	1,310	444	607	385
Customer databases	2-9 years	2,471	332	852	286
Distribution agreements	2-5 years	319	319	315	315
Software and other intangibles	1-5 years	223	217	222	204

Total		$9,213	$3,859	$6,701	$3,624

4. LONG-TERM DEBT

The Company obtained a loan from a German bank in 2003 to fund the acquisition of its German business. As of March 31, 2007, the balance of the loan was €4,000 ($5,334). The interest rate applicable to the loan is 1.0% above the EURIBOR rate (4.87% as of March 31, 2007). The loan is collateralized by a letter of credit from a U.S. bank, and the Company pledged certain amounts of its cash and cash equivalents as security to obtain a reduced interest rate of 0.6% on this letter of credit. The loan payments are €250 ($333 as of March 31, 2007) per quarter. The effective interest rates on this loan for the three months ended March 31, 2007 and 2006 were 5.08% and 4.16%, respectively.

In connection with the first quarter 2007 acquisition, the Company issued non-interest bearing secured promissory notes which provide for two payments of $1,400, one and two years from the closing date. In connection with the third quarter 2006 acquisition, the Company issued non-interest bearing secured promissory notes which provide for two payments of $300, one and two years from the closing date. The combined discounted short term and long term balances at March 31, 2007 were $1,612 and $1,496, respectively. Additionally, with respect to another acquisition in the third quarter of 2006, the Company agreed to pay $141 one year from the closing date and $141 two years from the closing date and interest is payable in arrears every six months after the closing date. At March 31, 2007, the applicable interest rate was 6.4%.

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

In February 2006, the former owners of Sanomed, which the Company acquired in 2003, filed a lawsuit in German civil court claiming that certain deductions made by the Company against certain accounts receivable amounts and other payments remitted to the former owners were improper. The former owners seek damages in the amount of approximately $2,000. The Company filed its statement of defense in April 2006 and oral arguments were held in August 2006 with the court asking the parties to attempt to settle the matter. Settlement discussions failed and the parties agreed to proceed to a court hearing. In addition, as part of the Sanomed purchase agreement the former owners were entitled to earn-out payments based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to these earn-outs irrespective of the achievement of the revenue milestones. Two of the former owners filed suit against the Company claiming that they are entitled to their full remaining earn-out of approximately $2,200. In October 2006, a German court rendered a decision in favor of one of the former owners ruling that the Company owes such former owner approximately $600 plus interest and court costs. The Company strongly disagrees with this decision and has filed an appeal which is currently pending. The lawsuit by the other former owner is also still pending.

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

6. ACCRUED OTHER AND RESTRUCTURING

In 2005, the Company took actions to improve its profitability, including reducing layers of management, restructuring certain operations and eliminating excess facilities. The total number of employees impacted was 37. In the third quarter 2005, the Company recorded a restructuring charge in continuing operations of $208 relating to the eliminating of excess facilities. In the fourth quarter 2005, the Company recorded a restructuring charge for continuing operations of $2,620 mainly related to executive severance packages, employee terminations and elimination of excess facilities. The Company also in the fourth quarter 2005 recorded a restructuring charge of $1,163 related to Tympany.

Accrued restructuring activity for the three months ended March 31, 2007 consisted of the following:

	Employee Related	Excess Facilities	Total
Restructuring charge	$2,620	$208	$2,828
Payments	(1,168)	(55)	(1,223)
Reclassification of assumed restructuring charges from the sale of Tympany	—	139	139

Balance, December 31, 2005	1,452	292	1,744
Payments	(1,380)	(180)	(1,560)

Balance, December 31, 2006	72	112	184
Payments	(43)	(41)	(84)

Balance, March 31, 2007	$29	$71	$100

7. DISCONTINUED OPERATIONS

In the fourth quarter of 2006, a decision was made to divest Tympany. Therefore, the Company classified Tympany as held for sale as of December 31, 2006 and reported Tympany as a discontinued operation in the Consolidated Statements of Operations for all periods presented. On February 20, 2007, the Company completed the sale of Tympany to a third party, Tympany Holding, L.L.C. The Company sold the stock of Tympany for $2,000, with $600 in cash at close and equal payments of approximately $467 in each of three subsequent 90 day periods. The purchase agreement stated that the Company will retain the accrued earn-out obligation through the sale date. Furthermore, the agreement also included a provision that Tympany Holding, L.L.C. would reimburse the Company for the 2007 earn-out obligation from the date of acquisition.

Tympany’s results of operations are as follows:

	Three Months Ended March 31,
	2007	2006
Net sales	$325	$1,090

Loss from discontinued operations	$(358)	$(753)
Gain on sale of discontinued operations	230	—
Income tax benefit	3	—

Loss from discontinued operations, net of taxes	$(125)	$(753)

8. SEGMENT INFORMATION

As of March 31, 2007, the Company has three operating segments for which separate financial information is available and evaluated regularly by management in deciding how to allocate resources and assess performance. The Company evaluates performance based on net sales and operating profit, among other things.

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

	Hearing Aid operations			Unallocated	Total
	North America	Europe	Rest-of-world
Three months ended March 31, 2007
Net sales to external customers	$11,143	$12,674	$5,408	$—	$29,225
Operating profit (loss)	114	2,494	531	(2,293)	846
Income (loss) from continuing operations	367	2,190	544	(2,293)	808
Three months ended March 31, 2006
Net sales to external customers	10,275	9,855	4,662	—	24,792
Operating profit (loss)	(1,019)	1,520	541	(1,765)	(723)
Income (loss) from continuing operations	(943)	1,436	446	(1,765)	(826)
As of March 31, 2007
Identifiable segment assets	55,755	42,856	17,033	—	115,644
Goodwill and indefinite-lived intangible assets	6,034	22,519	8,475	—	37,028
Long-lived assets	13,490	25,280	12,003	—	50,773
As of December 31, 2006
Identifiable segment assets	46,509	42,396	16,832	—	105,737
Goodwill and indefinite-lived intangible assets	3,169	22,295	8,271	—	33,735
Long-lived assets	8,069	25,246	11,762	—	45,077

Long-lived assets consist of property and equipment, definite-lived and indefinite-lived intangible assets, and goodwill. In addition to the U.S., the Company operates in two countries, Germany and Australia, in which assets and net sales were in excess of 10% of consolidated amounts.

9. SUBSEQUENT EVENT

On April 16, 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, providing for a revolving credit facility, under which borrowings of up to $6,000 may become available. The Company intends to use amounts available under the credit facility for acquisitions, working capital and general corporate purposes. The credit facility is secured by substantially all tangible U.S. assets of the Company and is scheduled to mature on April 12, 2009. Availability of borrowings is subject to a borrowing base of eligible accounts receivable and inventory. Borrowings under the credit facility are subject to interest at the domestic prime rate or at a Euro dollar-based rate (“LIBOR”) plus 2.75% if the adjusted quick ratio is greater than or equal to 1.25 to 1.0 or the domestic prime rate plus 0.25% or the LIBOR rate plus 3.0% if the adjusted quick ratio is less than 1.25 to 1.0. There is an annual fee of 0.375% on the average unused portion of the credit facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands, except per share data)

The following discussion contains forward-looking statements that involve risks and uncertainties. These statements refer to our future results, plans, objectives, expectations and intentions including statements regarding: our mission to improve the quality of life of the hearing impaired; decrease in the future importance and impact of negative factors impacting hearing aid market growth rates; hearing aid prices decreasing in the future; the stigma surrounding hearing aids decreasing as hearing aids become smaller, less conspicuous and more comfortable through improvements in technology and as hearing-loss becomes more prevalent in society; more hearing aid purchases from people who could benefit from hearing aid technology; significant growth of the hearing impaired population, particularly as the developed world’s population ages; the market for hearing aids increasing significantly; ion providing an opportunity to increase net sales; ion being particularly helpful for first time hearing aid wearers; ion being smaller, lighter and more powerful than competing open-ear products; ion sales being incremental; adjustments in business operations by country resulting in improved performance; becoming the hearing healthcare provider of choice; slow European sales in the months of July and August; opening new stores in Australia; the introduction of Balance having a positive impact on the average selling price; the improvement in gross margin as retail sales as a percentage of net sales increases; the trend towards vertical integration; competitive pricing will continue to put pressure on our selling prices and gross margin; improving our overall average selling price and positively affecting our gross margin by introducing new products on a periodic basis; unit volume increasing and resulting in better overhead absorption because little incremental overhead will be required to support increased volume; gross margin improvement during 2007 depending on overhead absorption, purchased component and assembly costs, sales return rates and degree of off-shore outsourcing; research and development expense increasing in the first quarter 2007 in support of new product introductions; introduction of new products in 2007; 2007 payments for restructuring charges, payments on our long term loan and earn-out payments; potential payments to settle legal disputes; the impact of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes; financial instrument and customer credit risks; settlement payments; and sufficiency of cash to fund our operations in 2007. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements.

Factors that could contribute to these differences include, but are not limited to, the following risks: we have a history of losses and negative cash flow; we face aggressive competition in our business, mainly from five (after the GN Resound / Phonak merger) substantially larger competitors; our financial results and stock price have fluctuated in the past and may fluctuate in the future; acquisitions could be difficult to integrate, disrupt our business, result in litigation, dilute the equity of our shareholders and subject us to amortization expense and/or write-down of intangible assets; our internal control over financial reporting may not be considered effective; we may lose a large customer or suffer a reduction in orders from a large customer and may be unable to collect significant receivable balances; we rely on several suppliers and contractors who may be unwilling or unable to meet our product, service or contracting requirements; we have high rates of returns, remakes and repairs; we may not be able to introduce new products as anticipated; we must have innovative, technologically superior products to compete effectively and gain market share; our products, due to their complexity, may contain errors or defects that are discovered by our customers, thus harming our reputation and business; we may have issues with infringing on others’ intellectual property; we may have issues protecting our proprietary technology; we are dependent on international operations, particularly in Germany and Australia, which expose us to a variety of risks that could result in lower international sales; we could be sued for product liability; we could suffer penalties, injunctions or fines if we fail to comply with U.S. Food and Drug Administration regulations or various sales related laws; our stock price could suffer due to sales of stock by our directors and officers; and provisions in our charter documents, shareholder rights plan and Delaware law could deter any takeover of the Company. These factors are discussed in detail in the section titled, “Factors That May Affect Future Performance” included in Item 1-A of our Annual Report on Form 10-K for the year ended December 31, 2006. Investors should understand that it is not possible to predict or identify all such factors that could cause actual results to differ from expectations, and we are under no obligation to update these factors.

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

In December 2004, we purchased Tympany, Inc. (“Tympany”) a company that developed a machine to automate the four primary hearing tests. We expected synergies to develop in sales as a result of this acquisition by marrying diagnostic and therapeutic segments of the hearing care market. That is, we anticipated that the placement of a machine in a physician’s office would generate revenue for his or her business and result in referrals of the hearing impaired individual to us. This placement and referral concept never developed to the level that we anticipated and thus, we made the decision, in the fourth quarter of 2006, to divest Tympany and put our focus solely on selling hearing aids. On February 20, 2007, we sold Tympany to a group of private investors. Therefore, our Auditory Testing Equipment division, Tympany, has been classified as held for sale in the December 31, 2006 Condensed Consolidated Balance Sheet and as a discontinued operation in the Condensed Consolidated Statements of Operations.

Market

The hearing aid market is large at both the wholesale (manufacturing) level (over $2.0 billion) and the retail level (over $6.0 billion). It is estimated less than 24% of those who could benefit from a hearing aid actually own one. There are many factors that cause this low market penetration rate, such as the high cost of hearing aids, the stigma associated with wearing hearing aids, the discomfort of wearing hearing aids and the difficulty in adjusting to amplification. We believe that these negative factors will decrease in importance in the future because we expect the stigma aspect to decrease as improvements in technology make the devices smaller, less conspicuous and more comfortable and as hearing loss becomes more prevalent in society. Therefore, in the future, we expect that more people who could benefit from hearing aids will buy them, and we believe that the growth rate of the hearing impaired population will be significant, particularly as the developed world’s population ages and the advancement and growth of other technologies that can cause hearing impairment.

Offsetting this trend are the following market conditions affecting us in a negative way:

•	Competition is intense and new product offerings by our competitors are coming to market more quickly than in the past.

•	The performance, features and quality of lower-priced products continue to improve.

•

The rate of transition from analog to digital hearing aids has slowed considerably because digital devices now represent a significant percentage in most developed markets. For example, in the United States digital hearing aids now represent over 90% of the market.

•	Many consumers feel that hearing aids are simply too expensive and cannot justify purchase on a cost-benefit basis.

•	Governments who reimburse for hearing aids are reducing the amount per device or are increasing the technology requirements.

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

Distribution Developments

We are competing in an industry that includes six (potentially five if the GN Resound / Phonak merger is approved) much larger competitors who have significantly more resources and have established relationships and reputations. Their product offerings are broad and their infrastructure and marketing and distribution capabilities are well established, and they continue to vertically integrate. This makes it difficult for us to compete in the traditional distribution fashion. For this reason, we are interested in new and existing distribution methods. We believe we are making progress with this strategy. We are expanding the use of customer advances in situations where customers are seeking to grow their businesses. In certain cases, we sell direct to the consumer and use the ear-nose-throat (“ENT”) doctor to perform the hearing aid fitting, while in other cases, we sell direct to the consumer through various retail stores. We believe some combination of wholesale and direct-to-consumer will continue to be critical for us in certain geographies. Accordingly, we are actively pursuing acquisitions of retail distribution opportunities.

Financial Results

Our financial results in the three months ended March 31, 2007 were vastly improved from the corresponding period in 2006.

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

•	Finally and most important, we improved accountability by strengthening processes and systems.

In the balance of 2007, we expect to continue to improve as a result of our rebuilding efforts. We plan to continue our focus on securing distribution, increasing sales, enhancing customer service, building great products and improving efficiency. In addition, we sold Tympany in February 2007, which allows us to solely focus on hearing aids. Also, we anticipate acquiring distribution in 2007 with our available cash and marketable securities.

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations information for the periods indicated expressed as a percentage of net sales.

	For three months ended March 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	38.8	45.0

Gross profit	61.2	55.0
Selling, general and administrative expense	50.5	50.8
Research and development expense	7.8	7.1

Operating profit (loss)	2.9	(2.9)
Other income, net	0.8	0.3

Income (loss) from continuing operations before income taxes	3.7	(2.6)
Provision for income taxes	0.9	0.7

Net income (loss) from continuing operations	2.8	(3.3)

Net loss from discontinued operations	(0.5)	(3.1)

Net income (loss)	2.3%	(6.4)%

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of the related sale. Net sales by reportable operating segment were as follows:

	Three months ended March 31,
	2007	2006	Change
Hearing aids:
North America	$11,143	$10,275	8%
Europe	12,674	9,855	29
Rest-of-world	5,408	4,662	16

Total	$29,225	$24,792	18%

Discontinued operations	$325	$1,090	(70)%

Net sales in the three months ended March 31, 2007 of $29,225 were up $4,433, or 18% from three months ended March 31, 2006 net sales of $24,792 primarily relating to the continued success of the Balance and ion product launches, incremental sales due to new marketing and sales programs, acquisitions and new store openings, and favorable foreign currency translation as a result of the weakening U.S. dollar.

North American hearing aid sales of $11,143 in the three months ended March 31, 2007 were up $868, or 8%, from last year’s three months ended March 31, 2006 sales level of $10,275. The increase was due to the continued success of Balance (launched in the fourth quarter of 2006) and ion (launched in the first quarter 2006), lower product returns, increases in average sales price and expansion of distribution channels through acquisitions, offset by a unit volume decline.

European hearing aid sales of $12,674 in the three months ended March 31, 2007 were up $2,819, or 29%, from the three months ended March 31, 2006 sales of $9,855 primarily from increased purchases from key customers, the continued success of sales and marketing initiatives, and favorable foreign currency benefits.

Rest-of-world hearing aid sales of $5,408 in the three months ended March 31, 2007 were up $746, or 16%, from three months ended March 31, 2006 sales of $4,662, primarily as a result of opening new stores, acquisitions and favorable foreign currency benefits.

Auditory testing equipment (discontinued operations) sales of $325 in the three months ended March 31, 2007 were down $765, or 70%, from three months ended March 31, 2006. This division was sold on February 20, 2007.

We believe it is important to have a number of product families to provide our customers with pricing flexibility in selling to the hearing impaired consumer. We currently have eight product families in 2007 – ion, Balance, Innova, Applause, Natura Pro, Natura 2, Tribute, and Quartet.

We generally have a 60-day return policy for wholesale hearing aid sales and 30-days for our retail sales. Provisions for sales returns for continuing operations were $3,478, or 10.6% of gross hearing aid sales, and $3,699, or 13.0% of gross hearing aid sales, in the first quarter 2007 and 2006, respectively. The decrease is a result of new products that, to date, have had decreased return rates, improvements in existing products, training of our customer base, and retail / wholesale mix. Generally, the return rate for a product improves the longer a product is in the market. We believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations. Retail sales are recognized upon customer acceptance, and therefore, sales returns for retail are considerably lower than in the balance of our business.

Gross Profit. Cost of sales primarily consists of manufacturing costs, royalty expenses, quality costs and costs associated with product remakes and repairs (warranty). Gross profit and gross margin by reportable operating segment were as follows:

	Three months ended March 31,
	2007		2006
Hearing aids:
North America	$6,892	61.9%	$5,168	50.3%
Europe	6,944	54.8	5,219	53.0
Rest-of-world	4,056	75.0	3,238	69.5

Total	$17,892	61.2	$13,625	55.0%

Discontinued operations	$248	76.3	$658	60.4%

Gross margin improved to 61.2% in the three months ended March 31, 2007 from 55.0% from last year’s three months ended March 31, 2006, as a result of lower return rates for some of our products, lower repair costs, which also impacts the warranty liability, cost reduction activities in manufacturing, and the weakening of the U.S. dollar.

North America’s gross margin increased from 50.3% in the three months ended March 31, 2006 to 61.9% in the three months ended March 31, 2007 primarily as a result of an increase in the average sales price, cost reduction activities in manufacturing, and reduced repair costs.

Europe’s gross margin increased slightly to 54.8% in the three months ended March 31, 2007 from 53.0% in the three months ended March 31, 2006. The increase was due to cost reduction activities, partially offset by an increase in sales to large distributors which carries a lower margin than the balance of the business.

Rest-of-world gross margin were up from 69.5% in the three months ended March 31, 2006 to 75.0% in the three months ended March 31, 2007 as a result of cost reduction activities in manufacturing and a sales program upgrading customers for a fee which carried little manufacturing cost, acquisitions, and favorable foreign currency benefits.

Auditory testing equipment (discontinued operations) gross margin percentage in the three months ended March 31, 2007 increased to 76.3% from three months ended March 31, 2006 gross margin of 60.4%.

Provisions for warranty declined from $1,338 in the three months ended March 31, 2006 to $907 in the three months ended March 31, 2007 was primarily due to decline in repair costs rate, shortening of warranty periods, and product mix shift towards standard products which carry a lower warranty cost than custom devices, partially offset by increased sales volume.

We expect gross margin in our existing business to moderate at its current level and increase for the acquisitions of retail sites.

Selling, General and Administrative. Selling, general and administrative expense primarily consists of wages and benefits for sales and marketing personnel, sales commissions, promotions and advertising, marketing support, distribution and administrative expenses.

Selling, general and administrative expense in dollars and as a percent of sales by reportable operating segment was as follows:

	Three months ended March 31,
	2007		2006
Hearing aids:
North America	$6,777	60.8%	$6,187	60.2%
Europe	4,451	35.1	3,699	37.5
Rest-of-world	3,525	65.2	2,697	57.9

Total	$14,753	50.5%	$12,583	50.8%

Discontinued operation	$485	149.2%	$736	67.5%

Selling, general and administrative expense in the three months ended March 31, 2007 of $14,753 increased by $2,170 or 17.2%, from last year’s three months ended March 31, 2006 level of $12,583. Selling general and administrative expenses increased due to the impact of translation of foreign currencies into the U.S., expansion and acquisition of retail operations, increased legal expense, and targeted marketing and selling programs, offset by a reduction in launch expenses. We launched ion in the first quarter of 2006 at a significant cost.

North American selling, general and administrative expense in the three months ended March 31, 2007 increased from the three months ended March 31, 2006 primarily as a result of targeted marketing and selling programs and distribution initiatives. European selling, general and administrative expenses increased in the three months ended March 31, 2007 from the three month ended March 31, 2006 principally as a result of the targeted marketing and selling programs and the translation of foreign currency into U.S. dollars. Rest-of-world selling, general and administrative expense increased in the three months ended March 31, 2007 from the three months ended March 31, 2006 resulting from increased retail related expenses pertaining to targeted marketing programs, an acquisition, expenses related to opening new stores, and the translation of foreign currency into U.S. dollars. Auditory testing equipment (discontinued operations) selling, general and administrative expense was down from the March 31, 2006 levels of $736 primarily due to the sale of Tympany on February 20, 2007.

Research and Development. Research and development expense primarily consists of wages and benefits for research and development, engineering, regulatory and clinical personnel and also includes consulting, intellectual property, clinical studies and engineering support costs. Research and development expense of $2,293, or 7.8% of net sales, in the three months ended March 31, 2007 increased $528, or 29.9%, over the prior period research and development expense of $1,765, or 7.1% of net sales, in the three months ended March 31, 2006. The increase is primarily due to increased expenses relating to the development of our next generation product velocity. We expect research and development expense to remain at the same quarterly level for the remainder of the year as we expand our efforts to release new products and improve existing products.

Other Income/Expense. Other income/expense primarily consisted of foreign currency gains and losses, interest income and interest expense. Other income was $234 in the three months ended March 31, 2007 compared to other income of $69 in the three months ended March 31, 2006, driven by higher interest income in the first quarter 2007.

Provision for Income Taxes. Provision is made for taxes on pre-tax income. In some jurisdictions net operating loss carry-forwards reduce or offset tax provisions. We had an income tax provision for the three months ended March 31, 2007 of $272 from continuing operations compared to an income tax provision of $172 in the three months ended March 31, 2006 from continuing operations. The current year income tax provision was principally the result of pre-tax profits in a foreign geography, alternative minimum tax in the U.S., and state taxes. The March 31, 2006 tax provision of $172 resulted from pre-tax profits in a foreign geography. Income taxes on profits in the U.S. and a number of our foreign subsidiaries are currently negated by our net operating loss carry-forwards, which total approximately $29,838.

LIQUIDITY AND CAPITAL RESOURCES

Net cash by used in operating activities from continuing operations was $987 for the three months ended March 31, 2007. Positive cash flow resulted from net income from continuing operations of $808 and was positively affected by certain non-cash expenses including depreciation and amortization of $1,017, stock-based compensation of $294, and the amortization of discount on long-term debt of $30, partially offset by foreign currency gains of $62. Positive cash flow also resulted from increases in accounts payable, accrued expenses and deferred revenue of $1,669, which was primarily the result of focusing on improving working capital in the first quarter of 2007. These positive cash flow items were offset by an increase in accounts receivable of $1,337, which was the result of increased sales in the first quarter of 2007 over the first quarter of 2006 and to the timing of sales in the U.S. during the first quarter of 2007, an increase in inventory of $1,497, which was primarily the result of an inventory build for a safety stock inventory levels and a new product launch, an increase in prepaid expenses and other for $1,671, as a result of deposits on marketing related activities, an increase in other assets of $66, and withholding taxes remitted on share-based awards of $172.

Net cash used in operating activities from discontinued operations was $154 for the three months ended March 31, 2007.

Net cash used in investing activities from continuing operations of $594 for the three months ended March 31, 2007 resulted from payments related to an acquisition of a business and intangible assets for $2,653, the purchase of property and equipment of $769, and customer advances of $138, partially offset by proceeds from marketable securities of $2,966.

Net cash provided by discontinued operations (proceeds from the January 20, 2007 sale of Tympany) of $600.

Net cash provided by financing activities from continuing operations of $1,644 for the three months ended March 31, 2007 resulted from stock option exercises of $1,882, withholding taxes received on share-based awards of $172, net proceeds from an increase in restricted cash and cash equivalents of $83, and principal loan payments of $327.

Our cash and marketable securities, including restricted amounts, totaled $24,141 as of March 31, 2007. We may make (i) settlement payments regarding our disputes with ETG and the former owners of Sanomed and Tympany and (ii) acquisitions of complementary businesses. We believe that our cash and marketable securities balance will be adequate to meet our operating, working capital and investment requirements for the next year.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of business since December 31, 2006.

On April 16, 2007, we entered into a Loan and Security Agreement with Silicon Valley Bank, providing for a revolving credit facility, under which borrowings of up to $6,000 may become available. We intend to use amounts available under the credit facility for acquisitions, working capital and general corporate purposes. The credit facility is secured by substantially all our tangible U.S. assets and is scheduled to mature on April 12, 2009. Availability of borrowings is subject to a borrowing base of eligible accounts receivable and inventory. Borrowings under the credit facility are subject to interest at the domestic prime rate or at a Euro dollar-based rate (“LIBOR”) plus 2.75% if the adjusted quick ratio is greater than or equal to 1.25 to 1.0 or the domestic prime rate plus 0.25% or the LIBOR rate plus 3.0% if the adjusted quick ratio is less than 1.25 to 1.0. There is an annual fee of 0.375% on the average unused portion of the credit facility.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently determining the effect it may have on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159 which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. We are currently determining the effect it may have on its results of operations and financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk. We generally invest our cash in money market funds, in U.S. government, U.S. government agency and investment grade corporate debt securities, which we believe are subject to minimal credit and market risk considering that they are relatively short-term (expected maturities of 18 months or less from date of purchase) and provided that we hold them to maturity, which is our intention.

Derivative Instruments. We have in the past and may in the future, enter into readily marketable forward contracts with financial institutions to minimize the short-term impact of foreign currency fluctuations on certain intercompany balances. We do not enter into these contracts for trading or speculation purposes. Gains and losses on the contracts are included in the results of operations and offset foreign exchange gains or losses recognized on the revaluation of the associated intercompany balances. Our foreign exchange forward contracts generally mature three months from the contract date. No such contracts were entered into in 2006 or 2007.

Foreign Currency Risk. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S., and from intercompany account balances between our U.S. parent and our non-U.S. subsidiaries. In the three months ended March 31, 2007, approximately 64% of our net sales and 50% of our operating expenses were denominated in currencies other than the U.S. dollar.

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

For the three months ended March 31, 2007 and 2006, average currency exchange rates to convert one U.S. dollar into each local currency for which we had sales greater than 10% of consolidated net sales were as follows:

	2007	2006
Euro	0.76	0.83
Australian dollar	1.27	1.35

ITEM 4.	CONTROLS AND PROCEDURES

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

In February 2006, the former owners of Sanomed, which the Company acquired in 2003, filed a lawsuit in German civil court claiming that certain deductions made by the Company against certain accounts receivable amounts and other payments remitted to the former owners were improper. The former owners seek damages in the amount of approximately $2,000. The Company filed its statement of defense in April 2006 and oral arguments were held in August 2006 with the court asking the parties to attempt to settle the matter. Settlement discussions failed and the parties agreed to proceed to a court hearing. In addition, as part of the Sanomed purchase agreement the former owners were entitled to earn-out payments based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to these earn-outs irrespective of the achievement of the revenue milestones. Two of the former owners filed suit against the Company claiming that they are entitled to their full remaining earn-out of approximately $2,200. In October 2006, a German court rendered a decision in favor of one of the former owners ruling that the Company owes such former owner approximately $600 plus interest and court costs. The Company strongly disagrees with this decision and has filed an appeal which is currently pending. The lawsuit by the other former owner is also still pending.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1-A, “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the year ended December 31, 2006 which could materially affect our business, results of operations and financial position. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations and financial position.

ITEM 6.	EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit #	Description
10.1	Loan and Security Agreement with Silicon Valley Bank (filed on our Form 8-K on April 18 2007 and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2007

/s/ MICHAEL M. HALLORAN
Michael M. Halloran
Vice President and Chief Financial Officer