Form 10-Q
period 2007-06-30
SONIC INNOVATIONS INC
filed 2007-08-09
CIK 1105982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of August 2, 2007, there were 26,717,868 shares of the registrant’s $0.001 par value common stock outstanding.

SONIC INNOVATIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$14,446	$12,690
Restricted cash and cash equivalents	5,940	6,773
Marketable securities	2,036	6,989
Accounts receivable, net of allowance for doubtful accounts of $1,187 and $1,211	21,842	18,932
Inventories	13,153	10,475
Assets held-for-sale	—	2,584
Prepaid expenses and other	3,630	2,386

Total current assets	61,047	60,829
Property and equipment, net of accumulated depreciation and amortization of $19,986 and $18,139	8,692	8,265
Goodwill and indefinite-lived intangible assets	39,216	33,735
Definite-lived intangible assets, net	6,593	3,077
Other assets	2,626	2,415

Total assets	$118,174	$108,321

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,999	$1,741
Payable for earn-out on acquisitions	1,097	993
Accounts payable	10,309	10,258
Accrued payroll and related expenses	4,370	3,943
Accrued restructuring	16	184
Accrued warranty	5,949	6,063
Deferred revenue	4,217	3,659
Liabilities associated with assets held-for-sale	—	1,225
Other accrued liabilities	5,370	4,406

Total current liabilities	35,327	32,472
Long-term debt, net of current portion	5,379	4,682
Deferred revenue, net of current portion	4,529	4,352
Other liabilities	770	911

Total liabilities	46,005	42,417

Shareholders’ equity:
Common stock	28	27
Additional paid-in-capital	138,819	134,464
Accumulated deficit	(71,848)	(71,985)
Accumulated other comprehensive income	8,943	7,171
Treasury stock, at cost	(3,773)	(3,773)

Total shareholders’ equity	72,169	65,904

Total liabilities and shareholders’ equity	$118,174	$108,321

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net sales	$30,417	$26,131	$59,436	$50,923
Cost of sales	11,031	11,226	22,295	22,393

Gross profit	19,386	14,905	37,141	28,530
Selling, general and administrative expense	17,505	12,407	32,233	24,990
Research and development expense	2,171	2,056	4,464	3,821

Operating income (loss)	(290)	442	444	(281)
Other income, net	86	455	320	524

Income (loss) before income taxes	(204)	897	764	243
Provision (benefit) for income taxes	274	(85)	546	87

Income (loss) from continuing operations	(478)	982	218	156
Income (loss) from discontinued operations, net of income taxes	44	(668)	(81)	(1,421)

Net income (loss)	$(434)	$314	$137	$(1,265)

Basic income (loss) per common share:
Continuing operations	$(0.02)	$0.04	$0.01	$0.01
Discontinued operations	—	(0.03)	—	(0.07)

Net income (loss)	$(0.02)	$0.01	$0.01	$(0.06)

Diluted income (loss) per common share:
Continuing operations	$(0.02)	$0.04	$0.01	$0.01
Discontinued operations	—	(0.03)	—	(0.07)

Net income (loss)	$(0.02)	$0.01	$0.01	$(0.06)

Weighted average number of common shares outstanding:
Basic	26,468	22,119	26,292	21,986

Diluted	26,468	23,061	27,373	22,840

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$137	$(1,265)
Loss from discontinued operations, net of tax	81	1,421
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,134	2,072
Stock-based compensation	677	475
Foreign currency gain	(49)	(353)
Amortization of discount on long-term debt	92	—
Changes in assets and liabilities:
Accounts receivable, net	(2,375)	(1,317)
Inventories	(2,040)	(65)
Prepaid expenses and other	(76)	387
Other assets	(71)	301
Withholding taxes remitted on share-based awards	(382)	(145)
Accounts payable, accrued liabilities and deferred revenue	(133)	930

Net cash provided by (used in) continuing operations	(2,005)	2,441
Net cash used in discontinued operations	(110)	(652)

Net cash (used in) provided by operating activities	(2,115)	1,789
Cash flows from investing activities:
Payments related to acquisitions of businesses, net of cash acquired	(4,314)	—
Purchases of property and equipment	(1,582)	(1,141)
Payments related to customer advances, net	(232)	(1,386)
Proceeds from selling marketable securities, net	4,953	—

Net cash used in continuing operations in investing activities	(1,175)	(2,527)
Net cash provided by discontinued operations in investing activities	1,067	197

Net cash used in investing activities	(108)	(2,330)
Cash flows from financing activities:
Principal payments on long-term debt	(664)	(614)
Decrease in restricted cash, cash equivalents and marketable securities, net	841	1,766
Withholding taxes received on share-based awards	382	145
Proceeds from exercise of stock options and employee stock purchases	3,230	1,800

Net cash provided by continuing operations in financing activities	3,789	3,097
Effect of exchange rate changes on cash and cash equivalents	190	191

Net increase in cash and cash equivalents	1,756	2,747
Cash and cash equivalents, beginning of the period	12,690	7,865

Cash and cash equivalents, end of the period	$14,446	$10,612

Supplemental cash flow information:
Cash paid for interest	$140	$130
Cash refunded for income taxes	163	104
Non-cash receivable related to the sale of Tympany	933	—
Non-cash payable related to retail acquisitions	3,395	—

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the full year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

On February 20, 2007, the Company sold Tympany (the Auditory Testing Equipment Division) to a group of private investors. As of December 31, 2006, Tympany is classified as held for sale in the Condensed Consolidated Balance Sheet and as a discontinued operation in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006.

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

Revenue Recognition. Sales of hearing aids are recognized when (i) products are shipped, except for retail hearing aid sales, which are recognized upon acceptance by the consumer, (ii) persuasive evidence of an arrangement exists, (iii) title and risk of loss has transferred, (iv) the price is fixed and determinable, (v) contractual obligations have been satisfied, and (vi) collectibility is reasonably assured. The Company applied the provisions of Statement of Position (“SOP”) 97-02, “Software Revenue Recognition,” as amended by SOP 98-09 to its auditory testing equipment operating segment. SOP 97-02, as amended, generally requires revenue earned on software arrangements involving multiple elements to be split between the elements such as software products and technical support. The fair value of an element must be based on vendor-specific objective evidence, which the Company establishes based on the price charged when the same element is sold separately. Revenues related to sales of separately priced extended service contracts are deferred and recognized on a straight-line basis over the contractual periods. Net sales consist of product sales less provisions for sales returns and rebates, which are made at the time of sale. The Company generally has a 60-day return policy for our wholesale sales and 30 days for our retail hearing aid sales, and allowances for sales returns are reflected as a reduction of sales and accounts receivable. If actual sales returns differ from the Company’s estimates, revisions to the allowance for sales returns will be required. Allowances for sales returns, which are recorded as a reduction of accounts receivable, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Balance, beginning of period	$3,270	$4,797	$3,463	$3,393
Provisions	3,054	3,575	6,416	7,275
Returns processed	(3,014)	(4,139)	(6,569)	(6,435)

Balance, end of period	$3,310	$4,233	$3,310	$4,233

For the three months ended June 30, 2007 and 2006, sales to the Australian Government’s Office of Hearing Services, a division of the Department of Health and Aging, accounted for 10.4% and 11.7%, respectively, of the Company’s net sales. For the six months ended June 30, 2007 and 2006, such sales accounted for 10.6% and 11.6%, respectively. No other customer accounted for 10% or more of net sales.

First Quarter Reported Results. In accordance with Staff Accounting Bulletin No. 108, the Company has revised its first quarter 2007 condensed consolidated financial statements for certain purchase accounting and related adjustments associated with a retail acquisition. Such adjustments, which are deemed immaterial to previously reported amounts, reduced first quarter financial statement captions of revenue, cost of sales, selling, general and administrative expense, goodwill, and accrued payroll and related expenses in the amounts of $206, $69, $25, $137, and $25, respectively.

Taxes Collected from Customers and Remitted to Governmental Authorities. The Company recognizes sales and value added tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on a net basis (excluded from net sales).

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

Accrued warranty costs were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Balance, beginning of period	$6,281	$5,197	$6,063	$4,871
Provisions	1,035	1,362	1,942	2,700
Cost incurred	(1,367)	(965)	(2,056)	(1,977)

Balance, end of period	$5,949	$5,594	$5,949	$5,594

Marketable Securities. The Company designates the classification of its marketable securities at the time of purchase and re-evaluates this designation as of each balance sheet date. Marketable securities at June 30, 2007 and December 31, 2006 consist of U.S. government and U.S. government agency obligations. The amortized cost of U.S. government and U. S. government agency obligations is adjusted for amortization of premiums and accretion of discounts to maturity. A decline in the market value below cost that is deemed other than temporary is charged to results of operations resulting in the establishment of a new cost basis. For the three and six months ended June 30, 2007 and 2006, the Company did not experience any declines in market value which were deemed other than temporary. The Company’s investment policy is to purchase debt securities with (i) maturity dates of 18 months or less from the date of purchase and (ii) minimum ratings of A-1 from Standard & Poor’s and P-1 from Moody’s.

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

	June 30, 2007	December 31, 2006
Raw materials and components	$6,967	$5,132
Work in progress	80	72
Finished goods	6,106	5,271

Total	$13,153	$10,475

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(434)	$314	$137	$(1,265)
Foreign currency translation adjustment	1,244	880	1,772	1,048

Comprehensive income (loss)	$810	$1,194	$1,909	$(217)

Stock-Based Compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the employee requisite service period. For further information, refer to the footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

Share-based compensation expense pertaining to stock options and restricted stock awards was $383 and $230 for the three months ended June 30, 2007 and 2006, respectively. Share-based compensation expense pertaining to stock options and restricted stock awards was $677 and $475 for the six months ended June 30, 2007 and 2006, respectively. Share-based compensation is recorded in cost of sales, selling general and administrative expense and research and development expense.

During the quarter ended June 30, 2007, the Company granted 55 restricted stock awards to employees with an aggregate fair value of $541 and 14 restricted stock awards to members of the board of directors with an aggregate fair value of $137. During the six months ended June 30, 2007, the Company granted 503 stock option awards to employees with an aggregate fair value of $1,778. The fair value of options issued during the first and second quarters of 2007 was estimated on the date of grant based on a risk free rate of return of 3.7%, an expected dividend yield of 0.0%, volatility of 60.5%, and an expected life of 4 years.

As June 30, 2007, there was $1,780 and $1,977 of unrecognized share-based compensation expense relating to options and restricted stock awards that will be recognized over a weighted-average period of 2.7 and 2.6 years, respectively.

Income (Loss) Per Common Share. Basic income (loss) per common share is calculated based upon the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based upon the weighted average number of shares of common stock outstanding, plus the dilutive effect of common stock equivalents calculated using the treasury stock method.

Dilutive common stock equivalents for the six months ended June 30, 2007 and 2006 consisted of 1,081 and 854 equivalent shares pertaining to 2,834 and 2,853 stock shares, respectively. Dilutive common stock equivalents for the three months ended June 30, 2006 consisted of 942 equivalent shares pertaining to 2,938 stock shares. Antidilutive common stock equivalents of 3,421 and 1,252 for the three months ended June 30, 2007 and 2006, respectively, were excluded from the diluted loss per share calculations. Antidilutive common stock equivalents of 660 and 1,653 for the six months ended June 30, 2007 and 2006, respectively, were excluded from the diluted loss per share calculations.

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

As of June 30, 2007 the Company has unrecognized tax benefits of approximately $393, of which $345 is recorded as a current liability, which if recognized, would reduce the Company’s effective tax rate. As of June 30, 2007, accrued interest and penalties were approximately $48. The Company’s U.S. federal income tax returns for 2003 through 2006 are open tax years. The Company also files in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations by tax authorities for years prior to 2003.

Recent Accounting Pronouncements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“FAS 157”), “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently determining the effect it may have on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. FAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. FAS 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. The Company is currently determining the effect it may have on its results of operations and financial position.

2. ACQUISITIONS AND DIVESTITURES

Retail. In the second quarter of 2007, the Company acquired one retail audiology practice for $3,129, including closing costs of $86. The Company paid $1,575 in cash and $610 in common shares (61 shares) at closing, with a $915 non interest bearing note ($858 discounted) due at the one year anniversary. The preliminary analysis of intangible assets resulted in allocations of $1,180 to customer databases, $280 to non-compete agreements, $1,530 to goodwill and $139 to other net assets. The Company is in the process of obtaining additional information that will facilitate the completion of a third party evaluation analysis in order to finalize the allocation of purchase price to customer databases, non-compete agreements, and goodwill. In the first quarter of 2007, the Company acquired one retail audiology practice for $5,377, including closing costs of $40. The Company paid 50% at closing, with 25% to be paid at the one year anniversary and the remaining 25% to be paid at the two year anniversary of the close date. The analysis of intangible assets resulted in allocations of $2,020 to customer databases, $480 to non-compete agreements, $50 to trade name, $2,633 to goodwill and $194 to other net assets. The final allocation of the purchase price was a reduction of goodwill by $212 and an increase of $212 to customer databases, non-compete agreements, trade names, and other net assets. In the third quarter 2006, the Company acquired two retail audiology practices for $1,718, including closing costs of $65. The Company paid 50% at closing, with 25% to be paid at the one year anniversary and the remaining 25% to be paid at the two year anniversary of the close date. The analysis of intangible assets resulted in allocations of $503 to customer databases, $165 to non-compete agreements, $38 to trade names, and $1,365 to goodwill. These acquisitions are an expansion of the Company’s distribution activities. The operations of these acquisitions are included in the Company’s consolidated results effective with their closing dates.

Tympany. In 2004, the Company acquired Tympany, Inc. (“Tympany”). On February 20, 2007, the Company sold Tympany (the Auditory Testing Equipment Division) to a group of private investors. Therefore, as of December 31, 2006, Tympany has been classified as held for sale in the Condensed Consolidated Balance Sheet and as a discontinued operation in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006. In addition to the initial purchase price, the Company is required to make contingent consideration payments in the form of an earn-out based on the following schedule: 2005 – 35% of net 2005 Tympany (Otogram) revenue, plus 10% of net 2005 hearing aid sales less a base amount; 2006 – 35% of net 2006 Tympany revenue, plus 10% of net 2006 hearing aid sales less 105% of a base amount; and 2007 – 20% of the lesser of 2007 or 2006 net Tympany revenue, plus 35% of any excess of 2007 net Tympany revenue over 2006 net Tympany revenue, plus 10% of net 2007 hearing aid sales less 110% of a base amount. Payment will be made in a combination of cash (60%) and Company common stock (40%). The Company settled with the former shareholders in 2006 for the earn-out period from December 2004 to June 2006 and paid $1,461 and issued 224 shares of common stock with a value of $975. As of June 30, 2007, the Company accrued $403 pertaining to earn-out payments. The amount payable is currently in dispute with the former owners of Tympany as a result of a claim filed against the previous shareholders for sales tax not paid or accrued during their ownership.

3. INTANGIBLE ASSETS

Changes in goodwill and indefinite-lived intangible assets for the six months ended June 30, 2007 were as follows:

Balance, beginning of period	$33,735
Effect of foreign currency exchange rate changes	1,318
Goodwill related to acquisitions	4,163

Balance, end of period	$39,216

Definite-lived intangible assets were as follows:

		June 30, 2007		December 31, 2006
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Purchased technology and licenses	3-13 years	$1,923	$1,235	$1,923	$1,177
Brand names	1-15 years	2,883	1,452	2,782	1,257
Non-compete agreements	5 years	1,376	516	607	385
Customer databases	2-9 years	4,066	452	852	286
Distribution agreements	2-5 years	324	324	315	315
Software and other intangibles	1-5 years	245	245	222	204

Total		$10,817	$4,224	$6,701	$3,624

4. LONG-TERM DEBT

The Company obtained a loan from a German bank in 2003 to fund the acquisition of its German business. As of June 30, 2007, the balance of the loan was €3,750 ($5,053). As of June 30, 2007, the interest rate applicable to the loan was 5.53% (the EURIBOR rate plus 1.0%). The loan is collateralized by a letter of credit from a U.S. bank, and the Company pledged certain amounts of its cash and cash equivalents as security to obtain a reduced interest rate of 0.6% on this letter of credit. The loan payments are €250 ($337 as of June 30, 2007) per quarter. The effective interest rates on this loan for the six months ended June 30, 2007 and 2006 were 5.23% and 4.28%, respectively.

In connection with the second quarter 2007 acquisition, the Company issued a non-interest bearing secured promissory note which provides for payment of $915 one year from the closing date. In connection with the first quarter 2007 acquisition, the Company issued non-interest bearing secured promissory notes which provide for two payments of $1,400, one and two years from the closing date. In connection with the third quarter 2006 acquisition, the Company issued non-interest bearing secured promissory notes which provide for two payments of $300, one and two years from the closing date. The combined discounted short term and long term balances at June 30, 2007 were $2,503 and $1,525, respectively. Additionally, with respect to another acquisition in the third quarter of 2006, the Company agreed to pay $148 one year from the closing date and $149 two years from the closing date and interest is payable in arrears every six months after the closing date. At June 30, 2007, the applicable interest rate was 6.6%.

On April 16, 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, providing for a revolving credit facility, under which borrowings of up to $6,000 are available. The Company intends to use amounts available under the credit facility for acquisitions, working capital and general corporate purposes. The credit facility is secured by substantially all tangible U.S. assets and is scheduled to mature on April 12, 2009. Availability of borrowings is subject to a borrowing base of eligible accounts receivable and inventory. Borrowings under the credit facility are subject to interest at the domestic prime rate or at a Euro dollar-based rate (“LIBOR”) plus 2.75% if the adjusted quick ratio is greater than or equal to 1.25 to 1.0 or the domestic prime rate plus 0.25% or the LIBOR rate plus 3.0% if the adjusted quick ratio is less than 1.25 to 1.0. There is an annual fee of 0.375% on the average unused portion of the credit facility. The Company has a letter of credit to ensure an acquisition payment in 2008 of $915 reserved against the line of credit at June 30, 2007.

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

In February 2006, the former owners of Sanomed, which the Company acquired in 2003, filed a lawsuit in German civil court claiming that certain deductions made by the Company against certain accounts receivable amounts and other payments remitted to the former owners were improper. The former owners seek damages in the amount of approximately $2,100. The Company filed its statement of defense in April 2006 and oral arguments were held in August 2006 with the court asking the parties to attempt to settle the matter. Settlement discussions failed and the parties agreed to proceed to a court hearing. In addition, as part of the Sanomed purchase agreement the former owners were entitled to earn-out payments based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to these earn-outs irrespective of the achievement of the revenue milestones. Two of the former owners filed suit against the Company claiming that they are entitled to their full remaining earn-out of approximately $2,200. In October 2006, a German court rendered a decision in favor of one of the former owners ruling that the

Company owes such former owner approximately $600 plus interest and court costs. The Company strongly disagrees with this decision and has filed an appeal which is currently pending. The lawsuit by the other former owner is also still pending.

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

Accrued restructuring activity for the six months ended June 30, 2007 consisted of the following:

	Employee Related	Excess Facilities	Total
Restructuring charge	$2,620	$208	$2,828
Payments	(1,168)	(55)	(1,223)
Reclassification of assumed restructuring charges from the sale of Tympany	—	139	139

Balance, December 31, 2005	1,452	292	1,744
Payments	(1,380)	(180)	(1,560)

Balance, December 31, 2006	72	112	184
Payments	(72)	(96)	(168)

Balance, June 30, 2007	$—	$16	$16

7. DISCONTINUED OPERATIONS

In the fourth quarter of 2006, a decision was made to divest Tympany. Therefore, the Company classified Tympany as held for sale as of December 31, 2006 and reported Tympany as a discontinued operation in the Consolidated Statements of Operations for all periods presented. On February 20, 2007, the Company completed the sale of Tympany to a third party, Tympany Holding, L.L.C. The Company sold the stock of Tympany for $2,000, with $600 in cash at close and equal payments of approximately $467 in each of three subsequent 90 day periods. The purchase agreement stated that the Company will retain the accrued earn-out obligation through the sale date. Furthermore, the agreement also included a provision that Tympany Holding, L.L.C. would reimburse the Company for the 2007 earn-out obligation from the date of acquisition. The Company had a favorable lease reserve adjustment of $44 during the second quarter as a result of a lease termination.

Tympany’s results of operations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net sales	$—	$970	$325	$2,060

Income (loss) from discontinued operations	$44	$(668)	$(314)	$(1,421)
Gain on sale of discontinued operations	—	—	230	—
Income tax benefit	—	—	3	—

Loss from discontinued operations, net of taxes	$44	$(668)	$(81)	$(1,421)

8. SEGMENT INFORMATION

As of June 30, 2007, the Company has three operating segments for which separate financial information is available and evaluated regularly by management in deciding how to allocate resources and assess performance. The Company evaluates performance based on net sales and operating profit, among other things.

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

	Hearing Aid operations			Unallocated	Total
	North America	Europe	Rest-of-world
Three months ended June 30, 2007
Net sales to external customers	$11,800	$12,755	$5,862	$—	$30,417
Operating profit (loss)	(1,323)	3,138	66	(2,171)	(290)
Income (loss) from continuing operations	(1,110)	2,765	38	(2,171)	(478)
Three months ended June 30, 2006
Net sales to external customers	$10,908	$9,582	$5,641	$—	$26,131
Operating profit (loss)	460	1,138	900	(2,056)	442
Income (loss) from continuing operations	725	1,349	964	(2,056)	982
Six months ended June 30, 2007
Net sales to external customers	$22,737	$25,429	$11,270	$—	$59,436
Operating profit (loss)	(1,321)	5,632	597	(4,464)	444
Income (loss) from continuing operations	(855)	4,955	582	(4,464)	218
Six months ended June 30, 2006
Net sales to external customers	$21,183	$19,437	$10,303	$—	$50,923
Operating profit (loss)	(559)	2,658	1,441	(3,821)	(281)
Income (loss) from continuing operations	(218)	2,785	1,410	(3,821)	156
As of June 30, 2007
Identifiable segment assets	56,224	44,243	17,707	—	118,174
Goodwill and indefinite-lived intangible assets	7,554	22,759	8,903	—	39,216
Long-lived assets	16,545	25,369	12,587	—	54,501
As of December 31, 2006
Identifiable segment assets	46,509	42,396	16,832	—	105,737
Goodwill and indefinite-lived intangible assets	3,169	22,295	8,271	—	33,735
Long-lived assets	8,069	25,246	11,762	—	45,077

Long-lived assets consist of property and equipment, definite-lived and indefinite-lived intangible assets, and goodwill. In addition to the U.S., the Company operates in two countries, Germany and Australia, in which assets and net sales were in excess of 10% of consolidated amounts.

9. SUBSEQUENT EVENTS

On July 13, 2007, the Company acquired a retail audiology company for $876, plus closing costs. The Company paid $650 at closing, with 13% of the purchase price due at the first anniversary date and 13% of the purchase price due on the second anniversary date.

On July 30, 2007, the Company acquired a retail audiology company for $680, plus closing costs. The Company paid $356 at closing, with 25% to be paid at the one year anniversary and the remaining 23% to be paid at the two year anniversary of the close date. The acquisition is an expansion of the Company’s retail operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands, except per share data)

The following discussion contains forward-looking statements that involve risks and uncertainties. These statements refer to our future results, plans, objectives, expectations and intentions including statements regarding: our mission to improve the quality of life of the hearing impaired; decrease in the future importance and impact of negative factors impacting hearing aid market growth rates; hearing aid prices decreasing in the future; the stigma surrounding hearing aids decreasing as hearing aids become smaller, less conspicuous and more comfortable through improvements in technology and as hearing-loss becomes more prevalent in society; more hearing aid purchases from people who could benefit from hearing aid technology; significant growth of the hearing impaired population, particularly as the developed world’s population ages; the market for hearing aids increasing significantly; Velocity combines a sophisticated set of breakthrough algorithms to provide the customer with outstanding hands-free operation in a variety of listening environments; Velocity is able to automatically adjust the hearing aids settings to best meet the challenges of a particular listening situation without requiring the wearer to press a button; ion 200 extends the popular ion family to include patent-pending adaptive directional technology, adaptive feedback cancellation, advanced digital noise reduction, and an updated form factor; Velocity will further improve our prospects to gain new customers and increase sales in the balance of 2007 and beyond; the launch of Velocity will improve our ability to up-sell to the hearing impaired customer; the impact of the price reduction in response to the Australian Government was offset somewhat by cost reduction; Natura Pro Open extends our popular Natura line to include an affordable open-ear product which is practically invisible and comfortable; ion providing an opportunity to increase net sales; in the near future, we will see an improvement in net income as a result of obtaining sufficient volume to cover the fixed costs of acquisitions and an integration department; ion being particularly helpful for first time hearing aid wearers; ion being smaller, lighter and more powerful than competing open-ear products; ion sales being incremental; adjustments in business operations by country resulting in improved performance; becoming the hearing healthcare provider of choice; slow European sales in the months of July and August; opening new stores in Australia; the introduction of Balance having a positive impact on the average selling price; the improvement in gross margin as retail sales as a percentage of net sales increases; the trend towards vertical integration; competitive pricing will continue to put pressure on our selling prices and gross margin; improving our overall average selling price and positively affecting our gross margin by introducing new products on a periodic basis; we expect gross margin in our existing business to remain at its current level and increase for new distribution opportunities; unit volume increasing and resulting in better overhead absorption because little incremental overhead will be required to support increased volume; gross margin improvement during 2007 depending on overhead absorption, purchased component and assembly costs, sales return rates and degree of off-shore outsourcing; we expect Australian vouchers issued to improve going forward; we have sufficient technology in Australia above the non co-pay base so we think this increase will have limited impact on operating results; research and development expense increasing in the second quarter 2007 in support of new product introductions; introduction of new products in 2007; 2007 payments for restructuring charges, payments on our long term loan and earn-out payments; potential payments to settle legal disputes; the impact of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes; financial instrument and customer credit risks; settlement payments; and sufficiency of cash to fund our operations in 2007. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements.

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

•

The rate of transition from analog to digital hearing aids has slowed considerably because digital devices now represent a significant percentage in most developed markets. For example, in the United States digital hearing aids now represent over 90% of units sold.

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

Product Developments.

We have launched three new products in 2007: Velocity (launched July 2007), ion 200 (launched June 2007) and Natura Pro Open (launched June 2007). Velocity is our new premium product offering. Velocity combines a sophisticated set of breakthrough algorithms to provide the customer with outstanding hands-free operation in a variety of listening environments. Using environmental sound cues, Velocity is able to automatically adjust the hearing aid settings to best meet the challenges of a particular listening situation, without requiring the wearer to press a button. ion 200 extends the popular ion family to include patent-pending adaptive directional technology, adaptive feedback cancellation, advanced digital noise reduction and an updated form factor. Natura Pro Open extends our popular Natura line to include an affordable open-ear product which is practically invisible and comfortable.

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

In March 2005, we introduced our Innova product family of hearing aids. Innova improved upon our two strongest features existing at that time– noise reduction and directionality. Noise reduction allows the hearing aid to reduce background noise so that speech sounds are clearer. We believe we have the only omni-directional hearing aid that has been clinically proven to improve speech intelligibility with background noise present. Directionality allows the hearing aid wearer to better understand speech sounds through the use of directional microphones in the device. The Innova technology platform provides us the opportunity to develop a broad product line of full-featured hearing aids that can allow us to compete effectively at more price points of the hearing aid market. In November 2005 and May 2006, we launched our Applause and Natura Pro product lines, respectively, on a worldwide basis. Applause and Natura Pro are mid-range product families based on the Innova technology platform.

Distribution Developments

We are competing in an industry that includes six (potentially five if the GN Resound / Phonak merger is completed) much larger competitors who have significantly more resources and have established relationships and reputations. Their product offerings are broad and their infrastructure and marketing and distribution capabilities are well established, and they continue to vertically integrate. This makes it difficult for us to compete in the traditional distribution fashion. For this reason, we are interested in new and existing distribution methods. We believe we are making progress with this strategy. We are expanding the use of customer advances in situations where customers are seeking to grow their businesses. In certain cases, we sell direct to the consumer and use the ear-nose-throat (“ENT”) doctor to perform the hearing aid fitting, while in other cases, we sell direct to the consumer through various retail stores. We believe some combination of wholesale and direct-to-consumer will continue to be critical for us in certain geographies. Accordingly, we are actively pursuing acquisitions of retail distribution opportunities.

Financial Results

Our financial results continue to improve over the recent past due to a number of factors, some of which are listed below:

•

Acquired retail operations. Acquired retail has increased reported sales, improved operating gross margin and increased operating expenses. In the near future, we will see an improvement in net income as a result of obtaining sufficient volume to cover the fixed costs of an acquisitions and integration department.

•	Increased spending on sales and marketing initiatives, particularly in the U.S., Australia and Germany which is driving sales increases.

•

Launched new products, specifically ion, ion 200, and the Balance family. Velocity, which was launched in July 2007 and therefore did not impact sales as of June 30, 2007, will further improve our prospects to gain new customers and increase sales in the balance of 2007 and beyond.

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

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations information for the periods indicated expressed as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	36.3	43.0	37.5	44.0

Gross profit	63.7	57.0	62.5	56.0
Selling, general and administrative expense	57.6	47.4	54.2	49.1
Research and development expense	7.1	7.8	7.5	7.5

Operating income (loss)	(1.0)	1.8	0.8	(0.6)
Other income, net	0.3	1.7	0.5	1.1

Income (loss) from continuing operations before income taxes	(0.7)	3.5	1.3	0.5
Provision (benefit) for income taxes	0.9	(0.3)	0.9	0.2

Net income (loss) from continuing operations	(1.6)	3.8	0.4	0.3

Net income (loss) from discontinued operations	0.2	(2.6)	(0.2)	(2.8)

Net income (loss)	(1.4)%	1.2%	0.2%	(2.5)%

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of the related sale. Net sales by reportable operating segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Change	2007	2006	Change
Hearing aids:
North America	$11,800	$10,908	8%	$22,737	$21,183	7%
Europe	12,755	9,582	33	25,429	19,437	31
Rest-of-world	5,862	5,641	4	11,270	10,303	9

Total	$30,417	$26,131	16%	$59,436	$50,923	17%

Discontinued operations	$—	$970	(100)%	$325	$2,060	(84)%

Net sales in the three months ended June 30, 2007 of $30,417 were up $4,286, or 16% from three months ended June 30, 2006 net sales of $26,131. Net sales in the six months ended June 30, 2007 of $59,436 were up $8,513, or 17% from the six months ended June 30, 2006 net sales of $50,923 primarily relating to the continued success of the ion product launch, incremental sales due to new marketing and sales programs, acquisitions and new store openings, and favorable foreign currency translation as a result of the weakening U.S. dollar. The effect of acquisitions on sales in the second quarter 2007 and for the six months ended June 30, 2007 was to increase sales by approximately 5%.

North American hearing aid sales of $11,800 in the three months ended June 30, 2007 were up $892, or 8%, from last year’s three months ended June 30, 2006 sales level of $10,908. North American hearing aid sales of $22,737 in the six months ended June 30, 2007 were up $1,554, or 7%, from last year’s six months ended June 30, 2006 sales level of $21,183. The increase was due to the continued success of ion (ion launched in the first quarter 2006 and the ion 200 launched in the second quarter 2007), lower product returns, and expansion of distribution channels, offset by a unit volume decline. We announced the launch of our newest product family, Velocity, at the Academy of Audiology convention in April 2007 and had a premier launch event in May 2007 for 400 current customers and prospective customers in Cancun, Mexico. The product was launched in July 2007 and thus we had marketing costs in the second quarter of 2007, but no sales. We did launch ion 200 in June 2007 which helped offset some of the significant spending associated with promoting these two new products.

European hearing aid sales of $12,755 in the three months ended June 30, 2007 were up $3,173, or 33%, from the three months ended June 30, 2006 sales of $9,582. European hearing aid sales of $25,429 in the six months ended June 30, 2007 were up $5,992, or 31%, from the six months ended June 30, 2006 sales of $19,437 primarily from an increase in the number of units sold to hearing impaired patients in locations where we have direct operations, increased purchases from large customers, the continued success of sales and marketing initiatives, and favorable foreign currency benefits. Pricing remained essentially unchanged; most of the increase was due to unit increases and foreign currency translation.

Rest-of-world hearing aid sales of $5,862 in the three months ended June 30, 2007 were up $221, or 4%, from three months ended June 30, 2006 sales of $5,641. Rest-of-world hearing aid sales of $11,270 in the six months ended June 30, 2007 were up $967, or 9%, from six months ended June 30, 2006 sales of $10,303 primarily as a result of opening new stores, acquisitions and favorable foreign currency benefits, offset by budgetary pressures at the end of the Australian Government’s fiscal year end, which is June 30, 2007. Government vouchers issued to customers to purchase a hearing aid were less than previous periods. We expect this to improve going forward. In addition, the Australian Government has changed the device specifications for the base technology for which it will reimburse without a co-pay form the hearing impaired patient. The new specifications increase the baseline technology requirements before the customer pays a co-pay. We have sufficient technology above the base so we think this increase will have limited impact on operating results.

Auditory testing equipment (discontinued operations) sales of $325 in the six months ended June 30, 2007 were down $1,735, or 84%, from six months ended June 30, 2006. This division was sold on February 20, 2007 and is reflected in discontinued operations.

We believe it is important to have a number of product families to provide our customers with pricing flexibility in selling to the hearing impaired consumer. We currently have nine product families in 2007 – Velocity, ion, Balance, Innova, Applause, Natura Pro, Natura 2, Tribute, and Quartet.

We generally have a 60-day return policy for wholesale hearing aid sales and 30-days for our retail sales. Provisions for sales returns for continuing operations were $3,054, or 9.1% of gross hearing aid sales, and $3,575, or 12.0% of gross hearing aid sales, in the three months ended June 30, 2007 and 2006, respectively, and $6,416, or 9.7% of gross hearing aid sales, and $7,275, or 12.5% of gross hearing aids sales, in the six months ended June 30, 2007 and 2006, respectively. The decrease is a result of new products that, to date, have had decreased return rates, improvements in existing products, training of our customer base, and retail / wholesale mix. Generally, the return rate for a product improves the longer a product is in the market. We believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations. Retail sales are recognized upon customer acceptance, and therefore, sales returns for retail are considerably lower than in the balance of our business.

Gross Profit. Cost of sales primarily consists of manufacturing costs, royalty expenses, quality costs and costs associated with product remakes and repairs (warranty). Gross profit and gross margin by reportable operating segment were as follows:

	Three months ended June 30,				Six months ended June 30,
	2007		2006		2007		2006
Hearing aids:
North America	$7,425	62.9%	$5,799	53.2%	$14,180	62.4%	$10,967	51.8%
Europe	8,020	62.9	5,003	52.2	14,964	58.8	10,222	52.6
Rest-of-world	3,941	67.2	4,103	72.7	7,997	71.0	7,341	71.3

Total	$19,386	63.7%	$14,905	57.0%	$37,141	62.5%	$28,530	56.0%

Discontinued operations	$—	—	$463	47.6%	$248	76.3%	$1,121	54.4%

Gross margin improved to 63.7% in the three months ended June 30, 2007 from 57.0% from last year’s three months ended June 30, 2006. Gross margin improved to 62.5% in the six months ended June 30, 2007 from 56.0% as a result of lower return rates for some of our products, lower repair costs, which also impacts the warranty liability, cost reduction activities in manufacturing, the change in the Company’s product mix from custom to behind-the-ear (“BTE”), and the weakening of the U.S. dollar. The effect of acquisitions of new distribution was an improvement of 1.2% in the second quarter over the same period in 2006.

North America’s gross margin increased from 53.2% in the three months ended June 30, 2006 to 62.9% in the three months ended June 30, 2007. North America’s gross margin increased from 51.8% in the six months ended June 30, 2006 to 62.4% in the six months ended June 30, 2007 due to new distribution activities, cost reduction activities in manufacturing, the shift to more BTE product sales and less custom devices, lower return rates, and reduced repair costs.

Europe’s gross margin increased to 62.9% in the three months ended June 30, 2007 from 52.2% in the three months ended June 30, 2006. Europe’s gross margin increased to 58.8% in the six months ended June 30, 2007 from 52.6% in the six months ended June 30, 2006. The increase was due to cost reduction activities and foreign currency translation, partially offset by an increase in sales to large distributors which carries a lower margin than the balance of the business. The majority of our products are manufactured or purchased in U.S. dollar denominated pricing, thus the weakening of the U.S. dollar increases sales while costs of sales will remain essentially unchanged.

Rest-of-world gross margin decreased from 72.7% in the three months ended June 30, 2006 to 67.2% in the three months ended June 30, 2007. Rest-of-world gross margin decreased slightly from 71.3% in the six months ended June 30, 2006 to 71.0% in the six months ended June 30, 2007. The reduction was due to the increased Australian Government non co-pay technology device specifications described previously which caused us to lower our prices to meet the new specifications. The launch of Velocity will improve our ability to up-sell to the hearing impaired customer. The impact of this price reduction was offset somewhat by cost reduction activities in manufacturing and favorable foreign currency translation.

Auditory testing equipment (discontinued operations) gross margin percentage in the six months ended June 30, 2007 increased to 76.3% from the six months ended June 30, 2006 gross margin of 54.4%.

Provisions for warranty declined from $1,362 in the three months ended June 30, 2006 to $1,035 in the three months ended June 30, 2007 and declined from $2,700 in the six months ended June 30, 2006 to $1,942 in the six months ended June 30, 2007 was primarily due to decline in the rate at which the Company’s products need repair in the warranty period, shortening of warranty periods, and product mix shift towards standard products which carry a lower warranty cost than custom devices, partially offset by increased sales volume.

We expect gross margin in our existing base business to remain at its current level and increase for new distribution opportunities.

Selling, General and Administrative expense. Selling, general and administrative expense primarily consists of wages and benefits for sales and marketing personnel, sales commissions, promotions and advertising, marketing support, distribution and administrative expenses.

Selling, general and administrative expense in dollars and as a percent of sales by reportable operating segment was as follows:

	Three months ended June 30,				Six months ended June 30,
	2007		2006		2007		2006
Hearing aids:
North America	$8,748	74.1%	$5,339	48.9%	$15,500	68.2%	$11,526	54.4%
Europe	4,882	38.3	3,865	40.3	9,333	36.7	7,564	38.9
Rest-of-world	3,875	66.1	3,203	56.8	7,400	65.7	5,900	57.3

Total	$17,505	57.6%	$12,407	47.4%	$32,233	54.2%	$24,990	49.1%

Discontinued operations	$(44)	—	$545	56.1%	$441	135.7%	$1,281	62.2%

Selling, general and administrative expense in the three months ended June 30, 2007 of $17,505 increased by $5,098, or 41.1%, from last year’s three months ended June 30, 2006 level of $12,407. Selling, general and administrative expense in the six months ended June 30, 2007 of $32,233 increased by $7,243, or 29.0%, from last year’s six months ended June 30, 2006 level of $24,990. Selling general and administrative expenses increased due to the impact of translation of foreign currencies into the U.S., expansion and acquisition of retail operations, increased legal expense, and targeted marketing and selling programs. The effect of foreign currency for the three and six months ended June 30, 2007 was an increase in expenses by approximately 4.3% and 3.8%, respectively, over the same periods in 2006. The principal 2006 product introduction and related marketing costs were incurred in the first quarter 2006 while the principal 2007 product introduction and related marketing costs were incurred in the second quarter 2007.

North American selling, general and administrative expense in the three and six months ended June 30, 2007 increased from the three and six months ended June 30, 2006 primarily as a result of targeted marketing and selling programs and distribution initiatives. European selling, general and administrative expenses increased in the three and six months ended June 30, 2007 from the three and six month ended June 30, 2006 principally as a result of the targeted marketing and selling programs, the translation of foreign currency into U.S. dollars, severance, and additional headcount to support the increase in sales and customer service. Rest-of-world selling, general and administrative expense increased in the three and six months ended June 30, 2007 from the three and six months ended June 30, 2006 resulting from increased retail related expenses pertaining to targeted marketing programs, an acquisition, expenses related to opening new stores, and the translation of foreign currency into U.S. dollars. Auditory Testing Equipment (discontinued operations) selling, general and administrative expense was down from the six months ended June 30, 2006 levels of $1,281 primarily due to the sale of Tympany on February 20, 2007. The Company had a favorable lease reserve adjustment of $44 during the second quarter as a result of a lease termination.

Research and Development. Research and development expense primarily consists of wages and benefits for research and development, engineering, regulatory and clinical personnel and also includes consulting, intellectual property, clinical studies and engineering support costs. Research and development expense of $2,171, or 7.1% of net sales, in the three months ended June 30, 2007 increased $115, or 5.6%, over the prior period research and development expense of $2,056, or 7.8% of net sales, in the three months ended June 30, 2006. Research and development expense of $4,464, or 7.5% of net sales, in the six months ended June 30, 2007 increased $643, or 16.8%, over the prior period research and development expense of $3,821, or 7.5% of net sales, in the six months ended June 30, 2006. The increase in costs is primarily due to increased expenses relating to the development of our next generation product Velocity. We expect research and development expense to remain at the same quarterly level for the remainder of the year.

Other Income/Expense. Other income/expense primarily consisted of foreign currency gains and losses, interest income and interest expense. Other income was $86 and $320 in the three and six months ended June 30, 2007, respectively, compared to other income of $455 and $524 in the three and six months ended June 30, 2006, respectively. In 2006, we benefited from gains associated with the conversion of intercompany balances.

Provision for Income Taxes. Provision is made for taxes on pre-tax income. In some jurisdictions net operating loss carry-forwards reduce or offset tax provisions. We had an income tax provision for the six months ended June 30, 2007 of $546 from continuing operations compared to an income tax provision of $87 in the six months ended June 30, 2006 from continuing operations. The current year income tax provision was principally the result of pre-tax profits in a foreign geography, alternative minimum tax in the U.S., and state taxes. The June 30, 2006 tax provision of $87 resulted from pre-tax profits in a foreign geography. Income taxes on profits in the U.S. and a number of our foreign subsidiaries are currently negated by our net operating loss carry-forwards, which total approximately $30,913.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities from continuing operations was $2,005 for the six months ended June 30, 2007. Positive cash flow that resulted from net income from continuing operations of $137 was positively affected by certain non-cash expenses including depreciation and amortization of $2,134, stock-based compensation of $677, and the amortization of discount on long-term debt of $92, partially offset by foreign currency gains of $49. These positive cash flow items were offset by an increase in accounts receivable of $2,375, which was the result of increased sales in the first six months of 2007 over the first six months of 2006 and to the timing of sales in the U.S. during the first and second quarter of 2007; an increase in inventory of $2,040, which was primarily the result of an inventory build for safety stock inventory levels and new product launches; withholding taxes remitted on share-based awards of $382; a decrease in accounts payable, accrued liabilities and deferred revenue of $133; an increase in prepaid expenses and other of $76; and an increase in other assets of $71.

Net cash used in operating activities from discontinued operations was $110 for the six months ended June 30, 2007.

Net cash used in investing activities from continuing operations of $1,175 for the six months ended June 30, 2007 resulted from payments related to an acquisition of a business and intangible assets for $4,314, the purchase of property and equipment of $1,582, and net customer advances of $232, partially offset by proceeds from marketable securities of $4,953.

Net cash provided by discontinued operations (proceeds from the January 20, 2007 sale of Tympany) of $1,067 for the six months ended June 30, 2007.

Net cash provided by financing activities from continuing operations of $3,789 for the six months ended June 30, 2007 resulted from stock option exercises of $3,230, withholding taxes received on share-based awards of $382, net proceeds from a decrease in restricted cash and cash equivalents of $841, and principal loan payments of $664.

Our cash and marketable securities, including restricted amounts, totaled $22,422 as of June 30, 2007. We may make (i) settlement payments regarding our disputes with various parties as described in legal proceedings and (ii) acquisitions of complementary businesses. We believe that our cash and marketable securities balance will be adequate to meet our operating, working capital and investment requirements for the next year.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of business since December 31, 2006.

On April 16, 2007, we entered into a Loan and Security Agreement with Silicon Valley Bank, providing for a revolving credit facility, under which borrowings of up to $6,000 are available. We intend to use amounts available under the credit facility for acquisitions, working capital and general corporate purposes. The credit facility is secured by substantially all our tangible U.S. assets and is scheduled to mature on April 12, 2009. Availability of borrowings is subject to a borrowing base of eligible accounts receivable and inventory. Borrowings under the credit facility are subject to interest at the domestic prime rate or at a Euro dollar-based rate (“LIBOR”) plus 2.75% if the adjusted quick ratio is greater than or equal to 1.25 to 1.0 or the domestic prime rate plus 0.25% or the LIBOR rate plus 3.0% if the adjusted quick ratio is less than 1.25 to 1.0. There is an annual fee of 0.375% on the average unused portion of the credit facility. We have a letter of credit to ensure an acquisition payment in 2008 of $915 reserved against the line of credit at June 30, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“FAS 157”), “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently determining the effect it may have on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159 (“FAS 159) “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. FAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. FAS 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. We are currently determining the effect it may have on its results of operations and financial position.

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

Derivative Instruments. We have in the past and may in the future, enter into readily marketable forward contracts with financial institutions to minimize the short-term impact of foreign currency fluctuations on certain intercompany balances. We do not enter into these contracts for trading or speculation purposes. Gains and losses on the contracts are included in the results of operations and offset foreign exchange gains or losses recognized on the conversion of the associated intercompany balances. Our foreign exchange forward contracts generally mature three months from the contract date. No such contracts were entered into in 2006 or 2007.

Foreign Currency Risk. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S., and from intercompany account balances between our U.S. parent and our non-U.S. subsidiaries. In the three months ended June 30, 2007, approximately 66.2% of our net sales and 48.0% of our operating expenses were denominated in currencies other than the U.S. dollar. In the six months ended June 30, 2007, approximately 66.4% of our net sales and 49.0% of our operating expenses were denominated in currencies other than the U.S. dollar.

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

For the six months ended June 30, 2007 and 2006, average currency exchange rates to convert one U.S. dollar into each local currency for which we had sales greater than 10% of consolidated net sales were as follows:

	2007	2006
Euro	0.75	0.81
Australian dollar	1.24	1.35

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

In February 2006, the former owners of Sanomed, which the Company acquired in 2003, filed a lawsuit in German civil court claiming that certain deductions made by the Company against certain accounts receivable amounts and other payments remitted to the former owners were improper. The former owners seek damages in the amount of approximately $2,100. The Company filed its statement of defense in April 2006 and oral arguments were held in August 2006 with the court asking the parties to attempt to settle the matter. Settlement discussions failed and the parties agreed to proceed to a court hearing. In addition, as part of the Sanomed purchase agreement the former owners were entitled to earn-out payments based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to these earn-outs irrespective of the achievement of the revenue milestones. Two of the former owners filed suit against the Company claiming that they are entitled to their full remaining earn-out of approximately $2,200. In October 2006, a German court rendered a decision in favor of one of the former owners ruling that the Company owes such former owner approximately $600 plus interest and court costs. The Company strongly disagrees with this decision and has filed an appeal which is currently pending. The lawsuit by the other former owner is also still pending.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of stockholders was held on May 10, 2007. Directors elected at the meeting and voting were as follows:

Director	For	Withheld
Kevin J. Ryan	22,442,645	75,244
Samuel L. Westover	22,442,645	75,244
Robert W. Miller	22,442,872	75,017

Other directors whose terms of office continued after the meeting were: James M. Callahan, Lewis S. Edelheit, Cherie M. Fuzzell, Craig L. McKnight, Andrew G. Raguskus, and Lawrence C. Ward.

The result of the voting for the other item of business at the annual meeting was as follows:

	For	Against	Abstain
Ratification of the appointment of KPMG LLP as independent auditors	22,455,449	62,440	—

ITEM 6. EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit #	Description
10.1	Asset Purchase Agreement with American Hearing, LLC and Digi-Tech, LLC (filed on our Form 8-K on June 7, 2007 and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2007

/s/ MICHAEL M. HALLORAN
Michael M. Halloran
Vice President and Chief Financial Officer