Form 10-Q
period 2007-09-30
SONIC INNOVATIONS INC
filed 2007-11-09
CIK 1105982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of November 2, 2007, there were 26,753,835 shares of the registrant’s $0.001 par value common stock outstanding.

SONIC INNOVATIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$16,785	$12,690
Restricted cash and cash equivalents	5,982	6,773
Marketable securities	—	6,989
Accounts receivable, net of allowance for doubtful accounts of $1,447 and $1,211	22,085	18,932
Inventories	12,688	10,475
Assets held-for-sale	—	2,584
Prepaid expenses and other	3,519	2,386

Total current assets	61,059	60,829
Property and equipment, net of accumulated depreciation and amortization of $21,128 and $18,139	8,775	8,265
Definite-lived intangible assets, net	6,796	3,077
Goodwill and indefinite-lived intangible assets	42,305	33,735
Other assets	3,148	2,415

Total assets	$122,083	$108,321

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,387	$1,741
Payable for earn-out on acquisitions	744	993
Accounts payable	9,231	10,258
Accrued payroll and related expenses	5,142	3,943
Accrued restructuring	17	184
Accrued warranty	5,695	6,063
Deferred revenue	4,786	3,659
Liabilities associated with assets held-for-sale	—	1,225
Other accrued liabilities	6,162	4,406

Total current liabilities	36,164	32,472
Long-term debt, net of current portion	5,110	4,682
Deferred revenue, net of current portion	4,965	4,352
Other liabilities	755	911

Total liabilities	46,994	42,417

Shareholders’ equity:
Common stock	28	27
Additional paid-in-capital	139,274	134,464
Accumulated deficit	(71,367)	(71,985)
Accumulated other comprehensive income	10,927	7,171
Treasury stock, at cost	(3,773)	(3,773)

Total shareholders’ equity	75,089	65,904

Total liabilities and shareholders’ equity	$122,083	$108,321

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net sales	$30,779	$25,863	$90,215	$76,786
Cost of sales	11,473	10,822	33,768	33,215

Gross profit	19,306	15,041	56,447	43,571
Selling, general and administrative expense	17,013	13,269	49,246	38,259
Research and development expense	2,108	1,991	6,572	5,812

Operating income (loss)	185	(219)	629	(500)
Other income, net	391	234	711	758

Income before income taxes	576	15	1,340	258
Provision for income taxes	95	409	641	496

Income (loss) from continuing operations	481	(394)	699	(238)
Loss from discontinued operations, net of income taxes	—	(364)	(81)	(1,785)

Net income (loss)	$481	$(758)	$618	$(2,023)

Basic income (loss) per common share:
Continuing operations	$0.02	$(0.02)	$0.03	$(0.01)
Discontinued operations	—	(0.01)	(0.01)	(0.08)

Net income (loss)	$0.02	$(0.03)	$0.02	$(0.09)

Diluted income (loss) per common share:
Continuing operations	$0.02	$(0.02)	$0.03	$(0.01)
Discontinued operations	—	(0.01)	(0.01)	(0.08)

Net income (loss)	$0.02	$(0.03)	$0.02	$(0.09)

Weighted average number of common shares outstanding:
Basic	26,721	24,003	26,436	22,665

Diluted	27,726	24,003	27,492	22,665

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$618	$(2,023)
Loss from discontinued operations, net of tax	81	1,785
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,316	3,067
Stock-based compensation	1,033	741
Foreign currency gain	(350)	(478)
Amortization of discount on long-term debt	166	9
Changes in assets and liabilities:
Accounts receivable, net	(1,818)	(2,114)
Inventories	(1,201)	(158)
Prepaid expenses and other	217	(21)
Other assets	(54)	(130)
Withholding taxes remitted on share-based awards	(399)	(147)
Accounts payable, accrued liabilities and deferred revenue	(583)	1,398

Net cash provided by continuing operations	1,026	1,929
Net cash used in discontinued operations	(110)	(1,062)

Net cash provided by operating activities	916	867
Cash flows from investing activities:
Payments related to acquisitions of businesses, net of cash acquired	(5,307)	(932)
Purchases of property and equipment	(2,233)	(1,800)
Payments related to customer advances, net	(834)	(1,980)
Proceeds from sales of (purchases of) marketable securities, net	6,989	(9,902)

Net cash used in continuing operations in investing activities	(1,385)	(14,614)
Net cash provided by discontinued operations in investing activities	1,067	217

Net cash used in investing activities	(318)	(14,397)
Cash flows from financing activities:
Principal payments on long-term debt	(1,456)	(931)
Proceeds from the sale of common stock through a private placement	—	11,087
Decrease in restricted cash, cash equivalents and marketable securities, net	809	1,695
Withholding taxes received on share-based awards	399	147
Proceeds from exercise of stock options and employee stock purchases	3,330	1,825

Net cash provided by continuing operations in financing activities	3,082	13,823
Effect of exchange rate changes on cash and cash equivalents	415	256

Net increase in cash and cash equivalents	4,095	549
Cash and cash equivalents, beginning of the period	12,690	7,865

Cash and cash equivalents, end of the period	$16,785	$8,414

Supplemental cash flow information:
Cash paid for interest	$223	$203
Cash refunded for income taxes	163	116
Non-cash receivable related to the sale of Tympany	467	—
Non-cash payable related to retail acquisitions	3,944	517

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the full year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

On February 20, 2007, the Company sold Tympany, Inc. (the Auditory Testing Equipment Division) to a group of private investors. As of December 31, 2006, Tympany is classified as held for sale in the Condensed Consolidated Balance Sheet and as a discontinued operation in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006.

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

Revenue Recognition. Sales of hearing aids are recognized when (i) products are shipped, except for retail hearing aid sales, which are recognized upon acceptance by the consumer, (ii) persuasive evidence of an arrangement exists, (iii) title and risk of loss has transferred, (iv) the price is fixed and determinable, (v) contractual obligations have been satisfied, and (vi) collectibility is reasonably assured. The Company applied the provisions of Statement of Position (“SOP”) 97-02, “Software Revenue Recognition,” as amended by SOP 98-09 to its Auditory Testing Equipment Division (a discontinued operation). SOP 97-02, as amended, generally requires revenue earned on software arrangements involving multiple elements to be split between the elements such as software products and technical support. The fair value of an element must be based on vendor-specific objective evidence, which the Company establishes based on the price charged when the same element is sold separately. Revenues related to sales of separately priced extended service contracts are deferred and recognized on a straight-line basis over the contractual periods. Net sales consist of product sales less provisions for sales returns and rebates, which are made at the time of sale. The Company generally has a 60-day return policy for wholesale sales and 30 days for retail hearing aid sales. Allowances for sales returns are reflected as a reduction of sales and accounts receivable. If actual sales returns differ from the Company’s estimates, revisions to the allowance for sales returns will be required. Allowances for sales returns were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Balance, beginning of period	$3,310	$4,233	$3,463	$3,393
Provisions	3,795	3,413	10,211	10,688
Returns processed	(4,285)	(3,922)	(10,854)	(10,357)

Balance, end of period	$2,820	$3,724	$2,820	$3,724

For the three months ended September 30, 2007 and 2006, sales to the Australian Government’s Office of Hearing Services, a division of the Department of Health and Aging, accounted for 12.7% and 13.1%, respectively, of the Company’s net sales. For the nine months ended September 30, 2007 and 2006, such sales accounted for 11.3% and 12.1%, respectively. No other customer accounted for 10% or more of net sales.

Taxes Collected from Customers and Remitted to Governmental Authorities. The Company recognizes sales and value added tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on a net basis (excluded from net sales).

Warranty Costs. The Company provides for the cost of remaking and repairing products under warranty at the time of sale. These costs are included in cost of sales. When evaluating the adequacy of the warranty reserve, the Company analyzes the amount of historical and expected warranty costs by geography, by product family, by model and by warranty period. If actual product failure rates or repair and remake costs differ from the Company’s estimates, revisions to the warranty accrual will be required.

Accrued warranty costs were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Balance, beginning of period	$5,949	$5,594	$6,063	$4,871
Provisions	942	1,148	2,884	3,848
Cost incurred	(1,196)	(976)	(3,252)	(2,953)

Balance, end of period	$5,695	$5,766	$5,695	$5,766

Marketable Securities. The Company designates the classification of its marketable securities at the time of purchase and re-evaluates this designation as of each balance sheet date. As of December 31, 2006, marketable securities consist of U.S. government and U.S. government agency obligations. The amortized cost of U.S. government and U. S. government agency obligations is adjusted for amortization of premiums and accretion of discounts to maturity. A decline in the market value below cost that is deemed other than temporary is charged to results of operations resulting in the establishment of a new cost basis. For the three and nine months ended September 30, 2007 and 2006, the Company did not experience any declines in market value which were deemed other than temporary. The Company’s investment policy is to purchase debt securities with (i) maturity dates of 18 months or less from the date of purchase and (ii) minimum ratings of A-1 from Standard & Poor’s and P-1 from Moody’s.

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

	September 30, 2007	December 31, 2006
Raw materials and components	$6,195	$5,132
Work in progress	175	72
Finished goods	6,318	5,271

Total	$12,688	$10,475

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income (loss)	$481	$(758)	$618	$(2,023)
Foreign currency translation adjustment	1,984	306	3,756	1,354

Comprehensive income (loss)	$2,465	$(452)	$4,374	$(669)

Stock-Based Compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the employee requisite service period. For further information, refer to the footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

Share-based compensation expense pertaining to stock options and restricted stock awards was $356 and $267 for the three months ended September 30, 2007 and 2006, respectively. Share-based compensation expense pertaining to stock options and restricted stock awards was $1,033 and $741 for the nine months ended September 30, 2007 and 2006, respectively. Share-based compensation is recorded in cost of sales, selling general and administrative expense and research and development expense.

During the three months ended September 30, 2007, the Company granted 11 restricted stock awards to employees with an aggregate fair value of $83. During the nine months ended September 30, 2007, the Company granted 90 restricted stock awards to employees and board of directors with an aggregate fair value of $832. There were no stock option awards granted during the three months ended September 30, 2007. During the nine months ended September 30, 2007, the Company granted 503 stock option awards to employees with an aggregate fair value of $1,778. The fair value of options issued was estimated on the date of grant based on a risk free rate of return of 3.7%, an expected dividend yield of 0.0%, volatility of 60.5%, and an expected life of 4 years.

As September 30, 2007, there was $1,593 and $1,765 of unrecognized share-based compensation expense relating to restricted stock and stock options awards that will be recognized over a weighted-average period of 2.4 years.

Income (Loss) Per Common Share. Basic income (loss) per common share is calculated based upon the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based upon the weighted average number of shares of common stock outstanding, plus the dilutive effect of common stock equivalents calculated using the treasury stock method.

Antidilutive common stock equivalents of 711 and 3,972 for the three months ended September 30, 2007 and 2006, respectively, were excluded from the diluted loss per share calculations. Antidilutive common stock equivalents of 677 and 4,328 for the nine months ended September 30, 2007 and 2006, respectively, were excluded from the diluted loss per share calculations. Dilutive common stock equivalents for the three months ended September 30, 2007 consisted of 1,005 equivalent shares pertaining to 2,528 stock shares. Dilutive common stock equivalents for the nine months ended September 30, 2007 consisted of 1,056 equivalent shares pertaining to 2,732 stock shares.

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

The Company has unrecognized tax benefits of approximately $369 as of January 1, 2007, of which $321 is recorded as a current liability, which if recognized, would reduce the Company’s effective tax rate. The remaining $48 is netted against the Company’s deferred tax assets related to net operating losses. The Company does not reasonably estimate that the unrecognized tax benefits will change significantly within the next twelve months.

As of September 30, 2007 the Company has unrecognized tax benefits of approximately $283, of which $235 is recorded as a current liability, which if recognized, would reduce the Company’s effective tax rate. As of September 30, 2007, accrued interest and penalties were approximately $45. The Company’s U.S. federal income tax returns for 2004 through 2006 are open tax years. The Company also files in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations by tax authorities for years prior to 2004.

During the three months ended September 30, 2007, the Company reduced its net deferred tax liabilities and recorded an income tax benefit of $78 as a result of changes in German income tax rates which are effective for periods beginning after January 1, 2008.

Recent Accounting Pronouncements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“FAS 157”), “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently determining the effect of the adoption of this statement may have on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. FAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. FAS 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. The Company is currently determining the effect of the adoption of this statement may have on our results of operations and financial position.

2. ACQUISITIONS

In the third quarter of 2007, the Company acquired two retail audiology practices for $1,565, including closing costs of $9. The Company paid $1,007 in cash at closing, with two non-interest bearing notes for $250 ($226 discounted) and for $358 ($323 discounted). The analysis of intangible assets resulted in allocations of $581 to customer databases, $138 to non-compete agreements, $977 to goodwill, $68 to other assets (including $23 of cash), and $199 to liabilities. In the second quarter of 2007, the Company acquired one retail audiology practice for $3,129, including closing costs of $86. The Company paid $1,575 in cash and $610 in common shares (61 shares) at closing, with a $915 non-interest bearing note ($858 discounted). The final analysis of intangible assets resulted in allocations of $1,200 to customer databases, $1,790 to goodwill and $139 to other net assets, which represented an increase to goodwill of $260 and a reduction to customer lists and non-compete agreements of $260, when compared to the preliminary evaluation. In the first quarter of 2007, the Company acquired one retail audiology practice for $5,377, including closing costs of $40. The Company paid $2,800 at closing, with $1,400 ($1,312 discounted) to be paid at the one year anniversary and the remaining $1,400 ($1,225 discounted) to be paid at the two year anniversary of the close date. The analysis of intangible assets resulted in allocations of $2,020 to customer databases, $480 to non-compete agreements, $50 to trade name, $2,633 to goodwill and $194 to other net assets (including $187 of cash). In the third quarter 2006, the Company acquired two retail audiology practices for $1,718, including closing costs of $65. The Company paid 50% at closing, with 25% to be paid at the one year anniversary and the remaining 25% to be paid at the two year anniversary of the close date. The analysis of intangible assets resulted in allocations of $503 to customer databases, $165 to non-compete agreements, $38 to trade names, and $1,365 to goodwill. These acquisitions are an expansion of the Company’s distribution activities. The operations of these acquisitions are included in the Company’s consolidated results effective with their closing dates.

3. INTANGIBLE ASSETS

Changes in goodwill and indefinite-lived intangible assets for the nine months ended September 30, 2007 were as follows:

Balance, beginning of period	$33,735
Effect of foreign currency exchange rate changes	3,170
Goodwill related to acquisitions	5,400

Balance, end of period	$42,305

Definite-lived intangible assets were as follows:

	Useful Lives	September 30, 2007		December 31, 2006
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Purchased technology and licenses	3-13 years	$1,924	$1,264	$1,923	$1,177
Brand names	1-15 years	3,038	1,656	2,782	1,257
Non-compete agreements	5 years	1,261	575	607	385
Customer databases	2-9 years	4,694	626	852	286
Distribution agreements	2-5 years	341	341	315	315
Software and other intangibles	1-5 years	261	261	222	204

Total		$11,519	$4,723	$6,701	$3,624

4. LONG-TERM DEBT

In 2003, the Company obtained a loan from a German bank to fund the acquisition of its German business. As of September 30, 2007, the balance of the loan was €3,500 ($4,992). As of September 30, 2007, the interest rate applicable to the loan was 5.73% (the EURIBOR rate plus 1.0%). The loan is collateralized by a letter of credit from a U.S. bank, and the Company pledged certain amounts of its cash and cash equivalents as security to obtain a reduced interest rate of 0.6% on this letter of credit. The loan payments are €250 ($357 as of September 30, 2007) per quarter. The effective interest rates on this loan for the nine months ended September 30, 2007 and 2006 were 5.70% and 4.48%, respectively.

In connection with two acquisitions in the third quarter 2007, the Company issued two non-interest bearing secured promissory notes for $250 and $358. The first promissory note for $250 provides for two payments of $125, one and two years from the closing date. The second promissory note for $358 provides for two payments of $179, one and two years from the closing date. In connection with the second quarter 2007 acquisition, the Company issued a non-interest bearing secured promissory note which provides for payment of $915 one year from the closing date. In connection with the first quarter 2007 acquisition, the Company issued non-interest bearing secured promissory notes which provide for two payments of $1,400, one and two years from the closing date. In connection with the third quarter 2006 acquisition, the Company issued non-interest bearing secured promissory notes which provide for two payments of $300, one and two years from the closing date. The Company made the one year anniversary payment of $300 during the third quarter 2007. The combined discounted short term and long term balances at September 30, 2007 were $2,805 and $1,545, respectively. Additionally, with respect to another acquisition in the third quarter of 2006, the Company agreed to pay $155 one year from the closing date and $155 two years from the closing date and interest is payable in arrears every nine months after the closing date. The Company made the one year anniversary payment of $155 during the third quarter 2007.

On April 16, 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, providing for a revolving credit facility, under which borrowings of up to $6,000 are available. The Company intends to use amounts available under the credit facility for acquisitions, working capital and general corporate purposes. The credit facility is secured by substantially all tangible U.S. assets and is scheduled to mature on April 12, 2009. Availability of borrowings is subject to a borrowing base of eligible accounts receivable and inventory. Borrowings under the credit facility are subject to interest at the domestic prime rate or at a Euro dollar-based rate (“LIBOR”) plus 2.75% if the adjusted quick ratio is greater than or equal to 1.25 to 1.0 or the domestic prime rate plus 0.25% or the LIBOR rate plus 3.0% if the adjusted quick ratio is less than 1.25 to 1.0. There is an annual fee of 0.375% on the average unused portion of the credit facility. The Company has a letter of credit to ensure an acquisition payment in 2008 of $915 reserved against the credit facility at September 30, 2007. There were no outstanding borrowings on the credit facility as of September 30, 2007.

5. LEGAL PROCEEDINGS

In June 2005, Energy Transportation Group, Inc. (“ETG”) filed a patent infringement lawsuit in the United States District Court for the District of Delaware against fourteen defendants, including the Company. ETG claims the defendants have infringed upon U.S. Patent No. 4,731,850 entitled “Programmable Digital Hearing Aid System” and U.S. Patent No. 4,879,749 entitled “Host Controller for Programmable Digital Hearing Aid System.” ETG sought damages resulting from defendants’ unauthorized manufacture, use, sale, offer to sell and/or importation into the U.S. products, methods, processes, services and/or systems that infringe the above-named patents. On October 17, 2007, the Company and ETG agreed to settle this matter.

In February 2006, the former owners of Sanomed, which the Company acquired in 2003, filed a lawsuit in German civil court claiming that certain deductions made by the Company against certain accounts receivable amounts and other payments remitted to the former owners were improper. The former owners seek damages in the amount of approximately $2,200. The Company filed its statement of defense in April 2006 and oral arguments were held in August 2006 with the court asking the parties to attempt to settle the matter. Settlement discussions failed and the parties agreed to proceed to a court hearing. In addition, as part of the Sanomed purchase agreement the former owners were entitled to earn-out payments based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to these earn-outs irrespective of the achievement of the revenue milestones. Two of the former owners filed suit against the Company claiming that they are entitled to their full remaining earn-out of approximately $2,000. In October 2006, a German court rendered a decision in favor of one of the former owners ruling that the Company owes such former owner approximately €465 plus interest and court costs. The Company disagreed with this decision and filed an appeal. In November 2007, the Company and the former owner agreed to settle this matter for €233 resulting in a reduction in the related liability of $364, which includes the effect of foreign currency and interest.

The Company strongly denies the allegations contained in the Sanomed lawsuits and intends to defend itself vigorously; however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect on the Company. The Company establishes liabilities when a particular contingency is probable and estimable. For certain contingencies noted above, the Company has accrued amounts considered probable and estimable.

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

Accrued restructuring activity for the nine months ended September 30, 2007 consisted of the following:

	Employee Related	Excess Facilities	Total
Restructuring charge	$2,620	$208	$2,828
Payments	(1,168)	(55)	(1,223)
Reclassification of assumed restructuring charges from the sale of Tympany	—	139	139

Balance, December 31, 2005	1,452	292	1,744
Payments	(1,380)	(180)	(1,560)

Balance, December 31, 2006	72	112	184
Foreign exchange	—	1	1
Payments	(72)	(96)	(168)

Balance, September 30, 2007	$—	$17	$17

7. DISCONTINUED OPERATIONS

In the fourth quarter of 2006, a decision was made to divest Tympany, Inc. On February 20, 2007, the Company sold the stock of Tympany to a group of private investors (Tympany Holding L.L.C) for $2,000, with $600 in cash at close and equal payments of approximately $467 in each of three subsequent 90 day periods.

As part of the Company’s acquisition of Tympany in December 2004, the Company was required to make contingent consideration payments. These semiannual payments are based on sales from the acquisition date to December 31, 2007 and are payable in a combination of cash (60%) and shares of the Company’s common stock (40%). The purchase agreement between the Company and Tympany Holding L.L.C. stated that the Company will retain the accrued earn-out obligation; however, the agreement also included a provision that Tympany Holding, L.L.C. would reimburse the Company for the 2007 earn-out obligation from the date of acquisition by Tympany Holding L.L.C. During the nine months ended September 30, 2007, the Company paid $72 and issued 5 shares to the former owners of Tympany relating to net earn-out obligation for the first six months of 2007. As of September 30, 2007, the Company accrued $383 pertaining to the earn-out obligation. The amount payable is currently in dispute with the former owners of Tympany as a result of a claim filed against the previous shareholders for sales tax not paid or accrued during their ownership.

As of December 31, 2006, Tympany has been classified as held for sale in the Condensed Consolidated Balance Sheet and as a discontinued operation in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006. The results of operations for the three and nine months ended September 30, 2007 and 2006 for Tympany are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net sales	$—	$602	$325	$2,662

Income (loss) from discontinued operations	$—	$(364)	$(314)	$(1,785)
Gain on sale of discontinued operations	—	—	230	—
Income tax benefit	—	—	3	—

Loss from discontinued operations, net of taxes	$—	$(364)	$(81)	$(1,785)

During the nine months ended September 30, 2007, the Company had a favorable lease reserve adjustment of $44 as a result of a lease termination.

8. SEGMENT INFORMATION

As of September 30, 2007, the Company has three operating segments for which separate financial information is available and evaluated regularly by management in deciding how to allocate resources and assess performance. The Company evaluates performance based on net sales and operating profit, among other things.

The Company’s three hearing aid operating segments include North America, Europe and Rest-of-world. The Auditory Testing Equipment Division, formerly the fourth segment, has been classified as a discontinued operation for all periods presented. Inter-segment sales are eliminated in consolidation. This information is used by the chief operating decision maker to assess the segments’ performance and in allocating the Company’s resources. The Company does not allocate hearing aid research and development expenses to its hearing aid operating segments.

	Hearing Aid Operations			Unallocated	Total
	North America	Europe	Rest-of-world
Three months ended September 30, 2007
Net sales to external customers	$12,578	$11,527	$6,674	$—	$30,779
Operating income (loss)	(538)	2,115	716	(2,108)	185
Income (loss) from continuing operations	(201)	2,085	705	(2,108)	481
Three months ended September 30, 2006
Net sales to external customers	$9,791	$10,132	$5,940	$—	$25,863
Operating income (loss)	(487)	1,546	713	(1,991)	(219)
Income (loss) from continuing operations	(131)	1,047	681	(1,991)	(394)
Nine months ended September 30, 2007
Net sales to external customers	$35,314	$36,957	$17,944	$—	$90,215
Operating income (loss)	(1,858)	7,746	1,313	(6,572)	629
Income (loss) from continuing operations	(1,055)	7,040	1,286	(6,572)	699
Nine months ended September 30, 2006
Net sales to external customers	$30,974	$29,569	$16,243	$—	$76,786
Operating income (loss)	(1,046)	4,204	2,154	(5,812)	(500)
Income (loss) from continuing operations	(350)	3,832	2,092	(5,812)	(238)
As of September 30, 2007
Identifiable segment assets	$59,162	$44,333	$18,588	$—	$122,083
Goodwill and indefinite-lived intangible assets	8,960	24,035	9,310	—	42,305
Long-lived assets	18,064	26,702	13,110	—	57,876
As of December 31, 2006
Identifiable segment assets	$46,509	$42,396	$16,832	$—	$105,737
Goodwill and indefinite-lived intangible assets	3,169	22,295	8,271	—	33,735
Long-lived assets	8,069	25,246	11,762	—	45,077

Long-lived assets consist of property and equipment, definite-lived and indefinite-lived intangible assets, and goodwill. In addition to the U.S., the Company operates in two countries, Germany and Australia, in which assets and net sales were in excess of 10% of consolidated amounts.

9. SUBSEQUENT EVENTS

On October 5, 2007, the Company acquired the assets of a retail audiologist practice for $1,400 plus closing costs. The Company paid $700 in cash at closing, with $350 to be paid on the one and two year anniversaries of the close date.

On November 1, 2007, the Company acquired the assets of a retail audiologist practice for $2,050 plus closing costs. The Company paid $1,200 in cash at closing, with $425 to be paid on the one year and two year anniversaries of the close date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands, except per share data)

The following discussion contains forward-looking statements that involve risks and uncertainties. These statements refer to our future results, plans, objectives, expectations and intentions including statements regarding: decrease in the future importance and impact of negative factors impacting hearing aid market growth rates; the stigma surrounding hearing aids decreasing as hearing aids become smaller, less conspicuous and more comfortable through improvements in technology and as hearing-loss becomes more prevalent in society; more hearing aid purchases from people who could benefit from hearing aid technology; significant growth of the hearing impaired population, particularly as the developed world’s population ages; Velocity combines a sophisticated set of breakthrough algorithms to provide the customer with outstanding hands-free operation in a variety of listening environments; Velocity is able to automatically adjust the hearing aids settings to best meet the challenges of a particular listening situation without requiring the wearer to press a button; ion200 extends the popular ion family to include patent-pending adaptive directional technology, adaptive feedback cancellation, advanced digital noise reduction, and an updated form factor; Balance combines proven technology with the latest adaptive systems; continued success of ion, ion 200 and Velocity product launches; Natura Pro Open extends our popular Natura line to include an affordable open-ear product which is comfortable to wear; in the near future, we will see an improvement in net income as a result of obtaining sufficient volume to cover acquisition and integration costs; we lowered return rates by improving the quality of our legacy products; declining warranty repair rates; product shift towards standard products which result in a net reduction in warranty cost per unit over custom devices because the rate of repair is less than the cost per repair is higher; ion being particularly helpful for first time hearing aid wearers; Innova improved upon our two strongest features existing at the time- noise reduction and directionality; we believe we have the only digital noise reduction algorithm that has been clinically proven to improve speech intelligibility with background noise present; we are expanding the use of customer advances in situations where customers are seeking to grow their businesses; we believe some combination of wholesale and direct-to-consumer will be critical for us in certain geographies; adjustments in business operations by country resulting in improved performance; becoming the hearing healthcare provider of choice; we plan to continue our focus on securing distribution, increase sales, enhancing customer service, building great products and improving efficiency; we believe that the hearing aid industry, particularly in the U.S., experiences a high-level of product returns due to factors such as statutorily required liberal return polices and product performance that is inconsistent with hearing impaired consumers’ expectations; opening new stores in Australia; the improvement in gross margin as retail sales as a percentage of net sales increases; the trend towards vertical integration; we expect gross margin in our existing base business to remain at its current level and increase for new distribution opportunities; higher worldwide unit volumes reducing overhead cost per unit; we believe the Australian voucher reduction was due to budgetary pressures; we expect Australian vouchers issued to improve going forward; we expect research and development expense to remain at the same quarterly level for the fourth quarter of 2007; introduction of new products in 2007; 2007 payments for restructuring charges, payments on our long term loan and earn-out payments; potential payments to settle legal disputes; the impact of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes; financial instrument and customer credit risks; settlement payments; and sufficiency of cash to fund our operations an acquisitions in the next year. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements.

Factors that could contribute to these differences include, but are not limited to, the following risks: we have a history of losses and negative cash flow; we face aggressive competition in our business, mainly from six substantially larger competitors, who have more resources and established relationships and reputations; competitive pricing may put pressure on our selling prices and gross margin; many consumers feel that hearing aids are simply too expensive and cannot justify purchase on a cost-benefit basis; governments who reimburse for hearing aids are reducing the amount per device or are increasing the technology requirements; our financial results and stock price have fluctuated in the past and may fluctuate in the future; acquisitions could be difficult to integrate, disrupt our business, result in litigation, dilute the equity of our shareholders and subject us to amortization expense and/or write-down of intangible assets; our internal control over financial reporting may not be considered effective; we may lose a large customer or suffer a reduction in orders from a large customer and may be unable to collect significant receivable balances; we rely on several suppliers and contractors who may be unwilling or unable to meet our product, service or contracting requirements; we have high rates of returns, remakes and repairs; we may not be able to introduce new products as anticipated; we must have innovative, technologically superior products to compete effectively and gain market share; our products, due to their complexity, may contain errors or defects that are discovered by our customers, thus harming our reputation and business; we may have issues with infringing on others’ intellectual property; we may have issues protecting our proprietary technology; we are dependent on international operations, particularly in Germany and Australia, which expose us to a variety of risks that could result in lower international sales; we could be sued for product liability; we could suffer penalties, injunctions or fines if we fail to comply with U.S. Food and Drug Administration regulations or various sales related laws; our stock price could suffer due to sales of stock by our directors and officers; and provisions in our charter documents, shareholder rights plan and Delaware law could deter any takeover of the Company. These factors are discussed in detail in the section titled, “Factors That May Affect Future Performance” included in Item 1-A of our Annual Report on Form 10-K for the year ended December 31, 2006. Investors should understand that it is not possible to predict or identify all such factors that could cause actual results to differ from expectations, and we are under no obligation to update these factors.

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

In December 2004, we purchased Tympany, Inc. (“Tympany”) a company that developed a machine to automate the four primary hearing tests. We expected synergies to develop in sales as a result of this acquisition by integrating diagnostic and therapeutic segments of the hearing care market. That is, we anticipated that the placement of a machine in a physician’s office would generate revenue for his or her business and result in referrals of the hearing impaired individual to us. This placement and referral concept never developed to the level that we anticipated and thus, we made the decision, in the fourth quarter of 2006, to divest Tympany and put our focus solely on selling hearing aids. On February 20, 2007, we sold Tympany to a group of private investors. Therefore, our Auditory Testing Equipment Division, Tympany, has been classified as held for sale in the December 31, 2006 Condensed Consolidated Balance Sheet and as a discontinued operation in the Condensed Consolidated Statements of Operations.

Market

The hearing aid market is large at both the wholesale (manufacturing) level (over $2.0 billion) and the retail level (over $6.0 billion). It is estimated less than 24% (up from approximately 20 % five years ago) of those who could benefit from a hearing aid actually own one. There are many factors that cause this low market penetration rate, such as the high cost of hearing aids, the stigma associated with wearing hearing aids, the discomfort of wearing hearing aids and the difficulty in adjusting to amplification. We believe that these negative factors will decrease in importance in the future because we expect the stigma aspect to decrease as improvements in technology make the devices smaller, less conspicuous and more comfortable and as hearing loss becomes more prevalent in society. Therefore, in the future, we expect that more people who could benefit from hearing aids will buy them, and we believe that the growth rate of the hearing impaired population could be significant, particularly as the developed world’s population ages and the advancement and growth of other technologies that can cause hearing impairment.

Offsetting this trend are the following market conditions affecting us in a negative way:

•	Competition is intense and new product offerings by our competitors are coming to market more quickly than in the past.

•	The performance, features and quality of lower-priced products continue to improve.

•

The rate of transition from analog to digital hearing aids has slowed considerably because digital devices now represent a significant percentage in most developed markets. For example, digital hearing aids now represent over 90% of units sold in the United States.

•	Many consumers feel that hearing aids are simply too expensive and cannot justify purchase on a cost-benefit basis.

•	Governments who reimburse for hearing aids are reducing the amount per device or are increasing the technology requirements.

The available wholesale market continues to shrink as our competitors implement vertical integration strategies and buying groups limit the number of manufacturers with whom they do business. Thus, for us to be successful, we need to develop and acquire additional distribution capacities.

Product Developments.

We believe it is important to have a number of product families to provide our customers with pricing flexibility in selling to the hearing impaired consumer. We currently have nine product families in 2007 – Velocity, ion, Balance, Innova, Applause, Natura Pro, Natura 2, Tribute, and Quartet. We launched three new products in 2007: Velocity (launched July 2007), ion 200 (launched June 2007) and Natura Pro Open (launched June 2007). Velocity is our new premium product offering. Velocity combines a sophisticated set of breakthrough algorithms to provide the customer with outstanding hands-free operation in a variety of listening environments. Using environmental sound cues, Velocity is able to automatically adjust the hearing aid settings to best meet the challenges of a particular listening situation, without requiring the wearer to press a button. ion 200 extends the popular ion family to include patent-pending adaptive directional technology, adaptive feedback cancellation, advanced digital noise reduction and an updated form factor. Natura Pro Open extends our popular Natura line to include an affordable open-ear product which is comfortable to wear.

In March 2006, we introduced our first “open-ear” product, ion. Open-fitting products are gaining popularity because they eliminate the effect of occlusion (Occlusion is a “plugged-up” sensation that hearing aid wearers may encounter). Occlusion is avoided by using a very small tube and dome that allow sound to pass freely from the ear canal. A traditional earmold prevents the sound of the wearer’s own voice from escaping. The market for open-ear products is growing rapidly. The market is using the open-ear hearing aid primarily to target the first time hearing aid wearer, who currently represents 40% of the purchasers of hearing aids in the United States. In October 2006, Balance was introduced as our premium product family and combines proven technology with the latest adaptive systems that have recently been introduced into the marketplace. The Balance family of products includes an open-fitting model. In March 2005, we introduced our Innova product family of hearing aids. Innova improved upon our two strongest features existing at that time– noise reduction and directionality. Noise reduction allows the hearing aid to reduce background noise so that speech sounds are clearer. We believe we have the only digital noise reduction algorithm that has been clinically proven to improve speech intelligibility with background noise present. Directionality allows the hearing aid wearer to better understand speech sounds through the use of forward-direct microphones in the device. In November 2005 and May 2006, we launched our Applause and Natura Pro product lines, respectively, on a worldwide basis. Applause and Natura Pro are mid-range product families based on the Innova technology platform.

Distribution Developments

We are competing in an industry that includes six much larger competitors who have significantly more resources and have established relationships and reputations. Their product offerings are broad and their infrastructure and marketing and distribution capabilities are well established, and they continue to vertically integrate. This makes it difficult for us to compete in the traditional distribution fashion. For this reason, we are interested in new and existing distribution methods. We believe we are making progress with this strategy. We are expanding the use of customer advances in situations where customers are seeking to grow their businesses. In certain cases, we sell direct to the consumer utilizing the ear-nose-throat (“ENT”) doctor to perform the hearing aid fitting, while in other cases, we sell direct to the consumer through various retail stores. We believe some combination of wholesale and direct-to-consumer will continue to be critical for us in certain geographies. Accordingly, we are actively pursuing acquisitions of retail hearing aid practices.

Financial Results

Our sales and financial results continue to improve over the recent past due to a number of factors, some of which are listed below:

•

Acquired retail hearing aid practices. Acquired retail has increased reported sales, improved operating gross margin and increased operating expenses. In the near future, we will see an improvement in net income as a result of obtaining sufficient volume to cover the acquisition and integration costs.

•	Increased spending on sales and marketing initiatives, particularly in our primary markets, which is driving sales increases.

•	Implemented cost savings initiatives in manufacturing including lowering purchased component costs, outsourced to lower cost geographies, and improved manufacturing efficiencies.

•	Lowered return rates by improving the quality of our legacy products.

•	Launched new products, specifically Velocity, ion 200, ion and the Balance family.

•	Worked on improving relationships with buying groups and large customers.

•

Increased our management and operational focus on product distribution channels compared to a previous focus on technology. In addition, we increased our efforts to become more customer-centric. Our goal is to be the hearing aid provider of choice to customers who value unparalleled levels of service and quality, great products and competitive pricing.

•	Improved accountability by strengthening processes and systems.

In the fourth quarter of 2007, we expect to continue to improve as a result of our efforts. We plan to continue our focus on securing distribution, increasing sales, enhancing customer service, building great products and improving efficiency.

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations information for the periods indicated expressed as a percentage of net sales.

	Three months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	37.3	41.8	37.4	43.3

Gross profit	62.7	58.2	62.6	56.7
Selling, general and administrative expense	55.3	51.3	54.6	49.8
Research and development expense	6.8	7.7	7.3	7.6

Operating income (loss)	0.6	(0.8)	0.7	(0.7)
Other income, net	1.3	0.9	0.8	1.0

Income before income taxes	1.9	0.1	1.5	0.3
Provision for income taxes	0.3	1.6	0.7	0.6

Income (loss) from continuing operations	1.6	(1.5)	0.8	(0.3)

Income (loss) from discontinued operations	0.0	(1.4)	(0.1)	(2.3)

Net income (loss)	1.6%	(2.9)%	0.7%	(2.6)%

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of the related sale. Net sales by reportable operating segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Change	2007	2006	Change
Hearing aids:
North America	$12,578	$9,791	28%	$35,314	$30,974	14%
Europe	11,527	10,132	14	36,957	29,569	25
Rest-of-world	6,674	5,940	12	17,944	16,243	10

Total	$30,779	$25,863	19%	$90,215	$76,786	17%

Discontinued operations	$—	$602	(100)%	$325	$2,662	(88)%

Net sales in the three months ended September 30, 2007 of $30,779 were up $4,916, or 19%, from three months ended September 30, 2006 net sales of $25,863. Net sales in the nine months ended September 30, 2007 of $90,215 were up $13,429, or 17% from the nine months ended September 30, 2006 net sales of $76,786. The increase is primarily relates to the continued success of ion, the ion 200 and Velocity product launches, incremental sales due to new marketing and sales programs, acquisitions and new store openings, and favorable foreign currency translation as a result of the weakening U.S. dollar. The effect of acquisitions on sales in the three and nine months ended September 30, 2007 was to increase sales by approximately 6.9% and 8.3%, respectively. The effect of foreign currency translation on sales in the third quarter 2007 and for the nine months ended September 30, 2007 was to increase sales by approximately 5.9% and 5.2%, respectively.

North American hearing aid sales of $12,578 in the three months ended September 30, 2007 were up $2,787, or 28%, from last year’s three months ended September 30, 2006 sales level of $9,791. North American hearing aid sales of $35,314 in the nine months ended September 30, 2007 were up $4,340, or 14%, from last year’s nine months ended September 30, 2006 sales level of $30,974. Net Sales growth due to acquisitions accounted for approximately 20% and 14% of the increase for the three and nine months ended September 30, 2007. Our organic growth was 8% and 0% for the three and nine months ended September 30, 2007, respectively. The organic growth in net sales in the third quarter 2007 was due to the ion 200 and Velocity product launches, both of which resulted in increased average selling price and lower returns for our legacy products (lower product returns are a continuing trend), offset by a decrease in the net units as competition continues to be strong.

European hearing aid sales of $11,527 in the three months ended September 30, 2007 were up $1,395, or 14%, from the three months ended September 30, 2006 sales of $10,132 primarily from an increase in the number of units sold to hearing impaired patients in locations where we have direct operations, foreign currency translation, and additional sales and marketing personnel. European hearing aid sales of $36,957 in the nine months ended September 30, 2007 were up $7,388, or 25%, from the nine months ended September 30, 2006 sales of $29,569, primarily from an increase in the number of units sold to hearing impaired patients in locations where we have direct operations, increased purchases by large customers, the continued success of sales and marketing initiatives, and foreign currency translation. The effect of foreign currency on European hearing aid sales for the three and nine months ended September 30, 2007 was to increase sales by 7.3% and 7.8%, respectively. For the three months ended September 30, 2007, we experienced a decrease in sales to large customers in certain European locations when compared to the prior two quarters in 2007.

Rest-of-world hearing aid sales of $6,674 in the three months ended September 30, 2007 were up $734, or 12%, from three months ended September 30, 2006 sales of $5,940. Rest-of-world hearing aid sales of $17,944 in the nine months ended September 30, 2007 were up $1,701, or 10%, from nine months ended September 30, 2006 sales of $16,243. The increase related primarily to foreign currency translation. We opened eight new stores in 2007, and increased our marketing to attract new customers. However, these initiatives were offset by a reduction in the number of government vouchers issued to hearing impaired citizens of Australia to purchase a hearing aid and an increase in the technology requirements for the basic hearing aid provided under the program. We believe the voucher reduction was due to budgetary pressures. The new specifications increased the baseline technology requirements before the customer pays a co-pay, resulting in an overall price decrease for the same technologies compared to prior periods. Our sales pipeline is increasing and we believe this will improve the fourth quarter of 2007. However, offsetting this will be the summer vacation period in late December, which is their slower season.

Auditory testing equipment (discontinued operations) sales of $325 in the nine months ended September 30, 2007 were down $2,337, or 88%, from nine months ended September 30, 2006. This division was sold on February 20, 2007.

We generally have a 60-day return policy for wholesale hearing aid sales and 30-days for our retail sales. Provisions for sales returns for continuing operations were $3,795, or 11.0% of gross hearing aid sales, and $3,413, or 11.7% of gross hearing aid sales, in the three months ended September 30, 2007 and 2006, respectively, and $10,211, or 10.1% of gross hearing aid sales, and $10,688, or 12.2% of gross hearing aids sales, in the nine months ended September 30, 2007 and 2006, respectively. The decrease is a result of new products that, to date, have had decreased return rates, improvements in existing products, training of our customer base, and increased retail sales. Generally, the return rate for a product improves the longer a product is in the market. We believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations. Return rates for retail sales are considerably lower than those in the balance of our business.

Gross Profit. Cost of sales primarily consists of manufacturing costs, royalty expenses, quality costs and costs associated with product remakes and repairs (warranty). Gross profit and gross margin by reportable operating segment were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2007		2006		2007		2006
Hearing aids:
North America	$7,826	62.2%	$4,814	49.2%	$22,006	62.3%	$15,781	50.9%
Europe	6,864	59.5	6,011	59.3	21,829	59.1	16,232	54.9
Rest-of-world	4,616	69.2	4,216	71.0	12,612	70.3	11,558	71.2

Total	$19,306	62.7%	$15,041	58.2%	$56,447	62.6%	$43,571	56.7%

Discontinued operations	$—	—	$377	62.6%	$248	76.3%	$1,498	56.3%

Gross margin improved to 62.7% in the three months ended September 30, 2007 from 58.2% from last year’s three months ended September 30, 2006. Gross margin improved to 62.6% in the nine months ended September 30, 2007 from 56.7% as a result of increased average selling prices, higher worldwide units which reduces the overhead cost per unit, lower return rates and warranty rates for some of our products, cost reduction activities in manufacturing, the shift from custom to behind-the-ear (“BTE”) products, and the weakening of the U.S. dollar. In addition, the effect of retail acquisitions was an improvement of 1.4% and 1.2% for the three and nine months ended September 30, 2007.

North America’s gross margin increased from 49.2% in the three months ended September 30, 2006 to 62.2% in the three months ended September 30, 2007. North America’s gross margin increased from 50.9% in the nine months ended September 30, 2006 to 62.3% in the nine months ended September 30, 2007 due to retail acquisitions (improvement of 3.6% and 4.3% for the three and nine months ended September 30, 2007) 3% higher average selling prices in 2007 over 2006, cost reduction activities, the shift to more BTE product sales and less custom devices, lower return rates, and reductions in the rate at which our products are repaired and remade. During the three and nine months ended September 30, 2007, warranty reserve expense was approximately $243 and $916 lower than the three and nine months ended September 30, 2006, respectively, as a result of decreasing warranty rates.

Europe’s gross margin increased slightly to 59.5% in the three months ended September 30, 2007 from 59.3% in the three months ended September 30, 2006. Europe’s gross margin increased to 59.1% in the nine months ended September 30, 2007 from 54.9% in the nine months ended September 30, 2006. The margin remaining relatively the same in the third quarter was due to a reduction in the retail mix which carries a higher margin. The year-to-date increase was due to cost reduction activities and foreign currency translation, partially offset by an increase in sales to large distributors which carries a lower margin than the balance of the business and mix of sales as stated above. The majority of our products are manufactured or purchased in U.S. dollar denominated pricing, thus the weakening of the U.S. dollar increases sales while costs of sales will remain essentially unchanged.

Rest-of-world gross margin decreased from 71.0% in the three months ended September 30, 2006 to 69.2% in the three months ended September 30, 2007. Rest-of-world gross margin decreased slightly from 71.2% in the nine months ended September 30, 2006 to 70.3% in the nine months ended September 30, 2007. The reduction was due to the increased Australian Government non co-pay technology device specifications described previously which caused us to lower our prices to meet the new specifications. The impact of this price reduction was offset somewhat by cost reduction activities in manufacturing and favorable foreign currency translation.

Auditory testing equipment (discontinued operations) gross margin percentage in the nine months ended September 30, 2007 increased to 76.3% from the nine months ended September 30, 2006 gross margin of 56.3%.

Provisions for warranty declined from $1,148 in the three months ended September 30, 2006 to $942 in the three months ended September 30, 2007 and declined from $3,848 in the nine months ended September 30, 2006 to $2,884 in the nine months ended September 30, 2007. The decline was primarily due to decline in the rate at which the Company’s products need repair in the warranty period, shortening of warranty periods, and product mix shift towards standard products which result in a net reduction in warranty cost per unit over custom devices because the rate of repair is less, but the cost per repair is higher.

We expect gross margin in our existing base business to remain at its current level and increase for new distribution opportunities.

Selling, General and Administrative Expense Selling, general and administrative expense primarily consists of wages and benefits for sales and marketing personnel, sales commissions, promotions and advertising, marketing support, distribution and administrative expenses.

Selling, general and administrative expense in dollars and as a percent of sales by reportable operating segment was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2007		2006		2007		2006
Hearing aids:
North America	$8,364	66.5%	$5,301	54.1%	$23,864	67.6%	$16,827	54.3%
Europe	4,750	41.2	4,464	44.1	14,083	38.1	12,028	40.7
Rest-of-world	3,899	58.4	3,504	59.0	11,299	63.0	9,404	57.9

Total	$17,013	55.3%	$13,269	51.3%	$49,246	54.6%	$38,259	49.8%

Discontinued operations	$—	—	$574	95.3%	$441	135.7%	$1,855	69.7%

Selling, general and administrative expense in the three months ended September 30, 2007 of $17,013 increased by $3,744, or 28.2%, from last year’s three months ended September 30, 2006 level of $13,269. Selling, general and administrative expense in the nine months ended September 30, 2007 of $49,246, increased by $10,987, or 28.7%, from last year’s nine months ended September 30, 2006 level of $38,259. The effect of acquisitions on selling, general and administrative expense in the three and nine months ended September 30, 2007 was an increase of approximately 8.9 % and 6.3%, respectively. The effect of foreign currency in the three and nine months ended September 30, 2007 was an increase of 5.0% and 4.2%, respectively. Selling general and administrative expenses also increased due to settlement and legal costs of $973 related to a patent infringement lawsuit. In the three months ended September 30, 2006, we recorded €465 ($624 converted at September 2006 currency rates) for a legal judgment against the company. However, this judgment was appealed and in the three months ended September 30, 2007 we reduced this amount by $336 as a result of a settlement.

North American selling, general and administrative expense in the three and nine months ended September 30, 2007 increased from the three and nine months ended September 30, 2006 primarily as a result of targeted marketing, selling and customer service programs and related headcount, distribution initiatives and legal costs. European selling, general and administrative expenses increased in the three and nine months ended September 30, 2007 from the three and nine month ended September 30, 2006 principally as a result of the targeted marketing and selling programs, the translation of foreign currency into U.S. dollars, severance, and additional headcount to support the increase in sales and customer service. Rest-of-world selling, general and administrative expense increased in the three and nine months ended September 30, 2007 from the three and nine months ended September 30, 2006 resulting from increased retail related expenses pertaining to targeted marketing programs, an acquisition, expenses related to opening new stores, and the translation of foreign currency into U.S. dollars.

Auditory Testing Equipment (discontinued operations) selling, general and administrative expense was down from the nine months ended September 30, 2006 levels of $1,855 primarily due to the sale of Tympany on February 20, 2007. We had a favorable lease reserve adjustment of $44 during the second quarter 2007 as a result of a lease termination.

Research and Development Expense. Research and development expense primarily consists of wages and benefits for research and development, engineering, regulatory and clinical personnel and also includes consulting, intellectual property, clinical studies and engineering support costs. Research and development expense of $2,108, or 6.8% of net sales, in the three months ended September 30, 2007 increased $117, or 5.9%, over the prior period research and development expense of $1,991, or 7.7% of net sales, in the three months ended September 30, 2006. Research and development expense of $6,572, or 7.3% of net sales, in the nine months ended September 30, 2007 increased $760, or 13.1%, over the prior period research and development expense of $5,812, or 7.6% of net sales, in the nine months ended September 30, 2006. The increase in costs is primarily due to increased expenses relating to the development of our next generation products Velocity and ion. We expect research and development expense to remain at the same quarterly level for the fourth quarter of 2007.

Research and development expense for our Auditory Testing Equipment division (a discontinued operation) was $121, or 37.2% of net sales, in the nine months ended September 30, 2007 representing a decrease of $668, or 84.7%, over the prior period research and development expense of $789, or 29.6% of net sales, in the nine months ended September 30, 2006. This decrease was primarily due to the sale of Tympany on February 20, 2007.

Other Income/Expense. Other income/expense primarily consisted of foreign currency gains and losses, interest income and interest expense. Other income was $391 and $711 in the three and nine months ended September 30, 2007, respectively, compared to other income of $234 and $758 in the three and nine months ended September 30, 2006, respectively. In the three months ended

September 30, 2007 and 2006, we had translation gains on our intercompany balances of approximately $300 and $125, respectively. In the nine months ended September 30, 2007 and 2006, we had translation gains on our intercompany balances of approximately $350 and $395, respectively. We are trending towards less interest income as a result of a decrease in available funds to invest. Additionally, interest expense, much of it imputed, is increasing as a result of the addition of notes payable related to the acquisition of retail audiologist practices.

Provision for Income Taxes. The Provision is made for taxes on pre-tax income. In some jurisdictions net operating loss carry-forwards reduce or offset tax provisions. We had an income tax provision for the nine months ended September 30, 2007 of $641 from continuing operations compared to an income tax provision of $496 in the nine months ended September 30, 2006 from continuing operations. The current year income tax provision was principally the result of pre-tax profits in a foreign geography, alternative minimum tax in the U.S., and state taxes. The September 30, 2006 tax provision of $496 resulted from pre-tax profits in a foreign geography and state taxes. Income taxes on profits in the U.S. and a number of our foreign subsidiaries are currently negated by our net operating loss carry-forwards, which total approximately $30,685 at September 30, 2007.

During the three months ended September 30, 2007, we reduced our net deferred tax liabilities and recorded an income tax benefit of $78 as a result of changes in German income tax rates which are effective for periods beginning after January 1, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities from continuing operations was $1,026 for the nine months ended September 30, 2007. Positive cash flow resulted from net income from continuing operations of $618, non-cash expenses including depreciation and amortization of $3,316, stock-based compensation of $1,033, and the amortization of discount on long-term debt of $166, partially offset by foreign currency gains of $350. These positive cash flow items were offset by an increase in accounts receivable of $1,818, which was the result of increased sales in the first nine months of 2007; an increase in inventory of $1,201, which was primarily the result of an inventory build for safety stock and new product launches; withholding taxes remitted on share-based awards of $399; a decrease in accounts payable, accrued liabilities and deferred revenue of $583; and an increase in other assets of $54, partially offset by a decrease in prepaid expenses and other of $217.

Net cash used in operating activities from discontinued operations was $110 for the nine months ended September 30, 2007.

Net cash used in investing activities from continuing operations of $1,385 for the nine months ended September 30, 2007 resulted from payments related to an acquisition of businesses and intangible assets of $5,307, the purchase of property and equipment of $2,233, and net customer advances of $834, partially offset by proceeds from marketable securities of $6,989.

Net cash provided by discontinued operations (primarily proceeds from the January 20, 2007 sale of Tympany) of $1,067 for the nine months ended September 30, 2007.

Net cash provided by financing activities from continuing operations of $3,082 for the nine months ended September 30, 2007 resulted from stock option exercises of $3,330, withholding taxes received on share-based awards of $399, net proceeds from a decrease in restricted cash and cash equivalents of $809, and principal loan payments of $1,456.

Our cash and marketable securities, including restricted amounts, totaled $22,767 as of September 30, 2007. We may make (i) settlement payments regarding our disputes with various parties as described in legal proceedings and (ii) acquisitions of complementary businesses. We believe that our cash and cash equivalents balance will be adequate to meet our operating, working capital, and investment requirements in the next year. However, if we increase the number and cost of our acquisitions beyond what we have accomplished in the past year, we may need to raise additional capital in the future.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of business since December 31, 2006.

On April 16, 2007, we entered into a Loan and Security Agreement with Silicon Valley Bank, providing for a revolving credit facility, under which borrowings of up to $6,000 are available. We intend to use amounts available under the credit facility for acquisitions, working capital and general corporate purposes. The credit facility is secured by substantially all our tangible U.S. assets and is scheduled to mature on April 12, 2009. Availability of borrowings is subject to a borrowing base of eligible accounts receivable and inventory. Borrowings under the credit facility are subject to interest at the domestic prime rate or at a Euro dollar-based rate (“LIBOR”) plus 2.75% if the adjusted quick ratio is greater than or equal to 1.25 to 1.0 or the domestic prime rate plus 0.25%

or the LIBOR rate plus 3.0% if the adjusted quick ratio is less than 1.25 to 1.0. There is an annual fee of 0.375% on the average unused portion of the credit facility. We have a letter of credit to ensure an acquisition payment in 2008 of $915 reserved against the line of credit at September 30, 2007.

In connection with our retail acquisitions, we generally issue non interest bearing promissory notes that provide for additional payments on the first and second anniversary dates following the closing date. In 2007, we have issued $4,323 in non interest bearing promissory notes relating to retail acquisitions with $2,619 due in 2008 and $1,704 due in 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“FAS 157”), “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently determining the effect of the adoption of this statement may have on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159 (“FAS 159) “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. FAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. FAS 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. We are currently determining the effect of the adoption of this statement may have on our results of operations and financial position.

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

Derivative Instruments. We have in the past and may in the future, enter into readily marketable forward contracts with financial institutions to minimize the short-term impact of foreign currency fluctuations on certain intercompany balances. We do not enter into these contracts for trading or speculation purposes. Gains and losses on the contracts are included in the results of operations and offset foreign exchange gains or losses recognized on the conversion of the associated intercompany balances. These foreign exchange forward contracts generally mature three months from the contract date. No such contracts were entered into in 2006 or 2007.

Foreign Currency Risk. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S., and from intercompany account balances between our U.S. parent and our non-U.S. subsidiaries. In the three months ended September 30, 2007, 62.2% of our net sales and 48.2% of our operating expenses were denominated in currencies other than the U.S. dollar. In the nine months ended September 30, 2007, 63.6% of our net sales and 48.7% of our operating expenses were denominated in currencies other than the U.S. dollar.

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

For the nine months ended September 30, 2007 and 2006, average currency exchange rates to convert one U.S. dollar into each local currency for which we had sales greater than 10% of consolidated net sales were as follows:

	2007	2006
Euro	0.74	0.80
Australian dollar	1.22	1.34

ITEM 4.	CONTROLS AND PROCEDURES

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

In June 2005, Energy Transportation Group, Inc. (“ETG”) filed a patent infringement lawsuit in the United States District Court for the District of Delaware against fourteen defendants, including us. ETG claims the defendants have infringed upon U.S. Patent No. 4,731,850 entitled “Programmable Digital Hearing Aid System” and U.S. Patent No. 4,879,749 entitled “Host Controller for Programmable Digital Hearing Aid System.” ETG sought damages resulting from defendants’ unauthorized manufacture, use, sale, offer to sell and/or importation into the U.S. products, methods, processes, services and/or systems that infringe the above-named patents. On October 17, 2007, we have agreed with ETG to settle this matter. We believe this settlement was in its best interest and will result in significant savings in legal fees and removes the possibility of an adverse decision if the matter had gone to trial. While the specific terms of the settlement are subject to a court-imposed confidentiality order, we denied all allegations and no admission of liability resulted from this settlement. We previously filed a form 8-K related to this settlement.

In February 2006, the former owners of Sanomed, which we acquired in 2003, filed a lawsuit in German civil court claiming that certain deductions made by us against certain accounts receivable amounts and other payments remitted to the former owners were improper. The former owners seek damages in the amount of approximately $2,200. We filed our statement of defense in April 2006 and oral arguments were held in August 2006 with the court asking the parties to attempt to settle the matter. Settlement discussions failed and the parties agreed to proceed to a court hearing. In addition, as part of the Sanomed purchase agreement the former owners were entitled to earn-out payments based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to these earn-outs irrespective of the achievement of the revenue milestones. Two of the former owners filed suit against us claiming that they are entitled to their full remaining earn-out of approximately $2,000. In October 2006, a German court rendered a decision in favor of one of the former owners ruling that the Company owes such former owner €465 plus interest and court costs. We strongly disagreed with this decision and filed an appeal. In November 2007, the Company and the former owner agreed to settle this matter for €233, plus court costs. The Company was therefore able to lower its related reserves at September 30, 2007 resulting in a benefit of $364, which includes the effect of foreign currency and interest.

We strongly deny the allegations contained in the Sanomed lawsuits and intend to defend ourselves vigorously; however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect on us. We establish liabilities when a particular contingency is probable and estimable. For certain contingencies noted above, we have accrued amounts considered probable and estimable.

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

ITEM 6.	EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit #	Description
10.1	Completion of Acquisition with American Hearing, LLC, and Digi-Tech, LLC (filed on our Form 8-K on August 10, 2007 and incorporated by reference herein).

10.2	Asset Purchase Agreement with Hearing Associates of Pensacola, P.A. (filed on our Form 8-K on October 5, 2007 and incorporated by reference herein).

10.3	Settlement with Energy Transportation Group, Inc. (filed on our Form 8-K on October 17, 2007 and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2007

/s/ MICHAEL M. HALLORAN
Michael M. Halloran Vice President and Chief Financial Officer