Form 10-K
period 2007-12-31
SONIC INNOVATIONS INC
filed 2008-03-17
CIK 1105982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

SONIC INNOVATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0494518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2795 East Cottonwood Parkway, Suite 660 Salt Lake City, UT	84121-7036
(Address of principal executive offices)	(Zip Code)

(801) 365-2800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, ($0.001 par value) Preferred Stock Purchase Rights	The NASDAQ Stock Market L.L.C. The NASDAQ Stock Market L.L.C.

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act of 1933.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $230.5 million. For purposes of this calculation, all executive officers and directors of the registrant and all beneficial owners of more than ten percent or more of the registrant’s common stock were considered affiliates.

As of March 3, 2008, the registrant had outstanding 26,840,730 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Copyright © 2008 Sonic Innovations, Inc. All rights reserved. Sonic Innovations®, ion™, Velocity™, Balance™, Applause®, Natura®, Tribute®, Quartet®, Altair®, EXPRESSfit®, and EXPRESSlink® are either registered trademarks or trademarks of Sonic Innovations, Inc. or its subsidiaries in the United States and/or other countries. Certain other product names, brand names, and company names may be trademarks or designations of their respective owners.

ITEM 1.	BUSINESS

Our Company

Sonic Innovations, Inc. is a hearing aid company focused on the therapeutic aspects of hearing care. We design, develop, manufacture and market high-performance digital hearing aids intended to provide the highest levels of satisfaction for hearing impaired consumers. We have developed patented Digital Signal Processing (“DSP”) technologies based on what we believe is an advanced understanding of human hearing. In those countries where we have direct (owned) operations, we sell our products to hearing care professionals or directly to hearing impaired consumers. In other parts of the world where we do not have direct operations, we sell principally to distributors.

Our Velocity, ion, Balance, Innova, Applause, Natura Pro, Natura 2, Tribute, and Quartet hearing aid product lines, all of which incorporate our DSP technologies, can be purchased in the six common models for hearing aids: behind-the-ear (“BTE”); in-the-ear (“ITE”); half-shell (“HS”, which fills the entire bowl of the ear and is visible in the ear); in-the-canal (“ITC”); mini-canal (“MC”); and completely-in-the-canal (“CIC”). Velocity, our new premium product, was launched in July 2007. Velocity combines a sophisticated set of breakthrough algorithms to provide the hearing-impaired customer with outstanding hands-free operation in a variety of listening environments. Using environmental sound cues, Velocity is able to automatically adjust the hearing aid settings to best meet the challenges of a particular listening situation without requiring the wearer to press a button. ion, a form of behind-the-ear (“BTE”) hearing aid, was launched in March 2006 as an “open ear” device, a rapidly growing market segment. Open-ear devices reduce the occlusion effect (the “plugged up” sensation that hearing aid wearers may encounter).

We have three reportable operating segments including North America, which includes owned operations in the U.S. and Canada; Europe, which includes owned operations in Germany, Denmark, the Netherlands, Austria, Switzerland and England; and Rest-of-world, which includes an owned operation in Australia. Distributor’s sales are classified based on where the distributor has its place of business. Financial information for each segment is included in Note 16 to our consolidated financial statements.

Registered trademarks of Sonic Innovations, Inc. are: ion™, Velocity™, Balance™, Applause®, Natura®, Tribute®, Quartet®, Altair®, EXPRESSfit®, EXPRESSlink®, and Sonic Innovations®. Our Company was originally organized as a Utah corporation in 1991 under the name Sonix Technologies. We reincorporated in Delaware and changed our name to Sonic Innovations, Inc. in 1997.

In December 2004, we purchased Tympany, Inc. (“Tympany” or our “Auditory Testing Equipment” division) a company that developed a machine to automate the four primary hearing tests. We expected sales synergies to develop as a result of this acquisition by integrating diagnostic and therapeutic segments of the hearing care market. That is, we anticipated that the placement of a machine in a physician’s office would generate revenue for his or her business and result in referrals of the hearing impaired individual to us. This placement and referral concept never materialized, thus, we made the decision, in the fourth quarter of 2006, to divest Tympany and put our focus solely on hearing aids. On February 20, 2007, we sold Tympany to a group of private investors. Therefore, our Auditory Testing Equipment division has been classified as held for sale in the Consolidated Balance Sheet as of December 31, 2006 and as a discontinued operation in the Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005.

Industry Background

The Hearing Aid Market

The market for hearing aids is very large and has substantial unmet needs. Industry researchers estimate that approximately 10% of the population suffers from hearing loss, but only about 2% actually use hearing aids. There is no single, audited source of sales data for the worldwide hearing aid market, but U.S. data is maintained by the Hearing Industry Association and is generally adopted and used by the industry as a proxy for worldwide data. As depicted in the following table, less than 24% of the U.S. total population in 2005 that could benefit from a hearing aid actually owns a hearing aid:

Type of hearing impairment	Hearing impaired percentage by type	Percentage of hearing aid owners within each type	Percentage of total hearing impaired who are hearing aid owners
Mild	7%	8%	0.6%
Moderate	51	17	8.7
Severe	38	34	13.0
Profound	4	37	1.5

Total	100%		23.8%

As seen in the above table, the use of hearing aids is particularly low in the mild and moderate segments of the hearing impaired population. Hearing impaired people in these segments, which comprise almost 60% of the hearing impaired population, often do not purchase hearing aids for a variety of reasons, including their belief that their hearing loss is not significant enough to warrant hearing aids, their concern regarding the stigma associated with wearing hearing aids and their perception that existing hearing aids are uncomfortable, do not perform well, cannot solve specific hearing problems and are too expensive.

Despite this low level of market penetration, annual worldwide retail sales of hearing aids are estimated to be over $6 billion and wholesale sales are estimated to be over $2 billion. We anticipate that demographic trends, such as the aging of the developed world’s population and increased purchasing power in developing nations, will accelerate the growth of the hearing impaired population, which should result in increasing hearing aid sales over time.

The hearing aid market can be categorized into two main types – analog and digital. The first commercially successful digital hearing aids were introduced in 1996 and digital instruments in 2007 and 2006 represented approximately 92% of U.S. hearing aid sales, up from 89% in 2005 and 83% in 2004. In addition, behind-the-ear (“BTE”) style hearing aids have seen significant growth in 2007, representing 51% of units sold in the United States, up from 44% in 2006, and 33% in 2005. This growth is attributed to the popularity of open-ear BTE hearing aids, as well as the directional technology available in this style of product. BTE products are less expensive to produce than custom devices and products are standard (one size fits all).

For the past three years, we estimate that the overall U.S. hearing aid market grew by mid-single digit percentage increases annually based on data provided by the Hearing Industry Association. However, the growth in 2007 slowed in the United States because of the economic environment.

Hearing Impairment

The major causes of hearing loss are aging, noise exposure, disease and injury. Hearing loss is usually gradual and develops slowly. In most cases it goes unnoticed by the hearing impaired individual until the coping mechanisms they have developed (turning up the volume on the TV, moving closer in proximity to the speaker, asking for others to repeat themselves, etc.) are no longer effective. The impact of hearing loss on a person’s lifestyle can be dramatic. For adults, it can result in isolation from family and friends and a reluctance to participate in social events as well as impairment to productivity in the workplace. In children, it can negatively affect the ability to learn, the development of communication skills and the ability to interact with others.

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

Obtaining Hearing Aids

An individual who seeks help for a hearing loss is generally motivated by a family member or may be referred by a physician to a hearing care professional—an audiologist or a hearing instrument specialist in the U.S. Approximately half of hearing aids sold in the U.S. are in-the-ear products, custom-made to each individual’s ear, particularly for users who have a mild to moderate hearing impairment. In Europe, standard products such as behind-the-ear style (BTE) are the clear majority. The introduction of small, open-ear BTE products is having an effect on the mix worldwide. Most markets, including the U.S. market, are shifting towards increased usage of standard BTE products.

BTE products, because of their nature are inventoried at the hearing care professional’s location and generally do not require custom physical modification, but usually require software customization for each patient.

To create a custom hearing aid, the hearing care professional first conducts a detailed measurement of hearing loss and performs a visual examination of the ear before taking an impression of the person’s ear canals with a liquid silicone material that hardens to the shape of the canal. This impression is sent to the hearing aid manufacturer who then builds a hearing aid enclosed in a custom shell, or to an earmold laboratory who builds an earmold for a standard product, that matches the impression. This process usually requires about one week. There is considerable art and craftsmanship associated with creating custom hearing aids that fit comfortably. A great deal of judgment is involved in shaping the final shell. If the aid does not fit the patient properly, the hearing care professional may make small modifications to the shell or send the hearing aid back to the manufacturer for a remake. It is not uncommon for a new hearing aid to require remaking, which often requires an additional week away from the patient.

Hearing Aids

Hearing aids are primarily fit to persons with bilateral sensorineural hearing loss, which results from damage to the hair cells in the inner ears (cochlea). This damage produces both frequency-specific hearing loss and frequency-specific loudness recruitment. The recruitment (sensitivity to load sounds as hearing loss develops) problem associated with sensorineural loss is characterized by significant loss of sensitivity to low-intensity signals, mild loss of sensitivity to mid-intensity signals, and relatively normal sensitivity to high-intensity signals.

Early generation analog hearing aids focused on simply amplifying previously inaudible sounds to an audible level, which addressed the overall loss of hearing sensitivity, but not loss of sensitivity at specific frequencies or pitches. The result was under-amplification of certain sounds and over-amplification of other sounds. This problem severely limited improvements in speech intelligibility; so hearing was, in reality, only partially improved.

In the 1970’s, analog hearing aids emerged that amplified sounds at different frequencies by predetermined amounts providing “frequency shaping” for the loss of hearing sensitivity. This allowed little to no amplification at pitches where there was no hearing loss and greater amplification at pitches where there was a hearing loss. However, these devices did nothing to address the recruitment problem and continued to allow many soft sounds to be inaudible and loud sounds to be intolerable. The wearer was forced to constantly adjust the hearing aid volume control in an attempt to find an acceptable balance between making soft sounds audible and loud sounds tolerable. Although hearing aids employing this technology helped, these hearing aids generally did not improve speech intelligibility to a level that satisfied users.

Around 1990, multi-band wide dynamic range compression (“WDRC”) was introduced into analog hearing aids. This technology enabled the hearing aid to automatically adjust the output of individual frequency bands based on the input levels to those bands, allowing the hearing aid to apply more amplification to low-intensity sounds than to high-intensity sounds by frequency band. The result was a hearing aid that more closely modeled the operation of the healthy ear. Many hearing aid companies now utilize multi-band WDRC circuits that improve satisfaction from previous levels.

By the late 1990’s, technological advances based on digital signal processing (DSP) led to the first digital hearing aids. DSP hearing aids allow more effective sound processing algorithms to be built into smaller integrated circuits that consume less power. These circuits accomplish processing tasks that are impossible for analog systems and greatly enhance a hearing aid’s ability to adjust the incoming signal to match the acoustic needs of the hearing impaired individual.

In recent years, DSP algorithms have greatly improved the ability of hearing aids to meet specific needs of the listener. Examples include:

•

Automatic and adaptive directionality microphones that preferentially amplify sounds coming from the front, as opposed to sounds from the sides and behind the listener, thereby improving speech understanding in background noise.

•	Digital noise reduction algorithms that provide listening comfort in many noisy environments and in some situations can also improve speech understanding in background noise.

•	Automatic feedback suppression algorithms that minimize, and sometimes eliminate, the annoying acoustic squeal of a hearing aid in feedback.

Our Technology

Our hearing aid technology strategy is to combine a number of distinct technologies, supported by 41 patents and patent applications in process to date, to produce premium performing digital hearing aids. We seek to protect our intellectual property through patents, licenses, trade secrets and nondisclosure agreements. We hold 37 U.S. patents, and we are the exclusive licensee for hearing aid and hearing protection applications under two patents held by Brigham Young University (“BYU”). We have four U.S. patent applications pending and two more applications will be filed in the near future. We seek foreign patent protection for our more significant patents in our more significant markets. At the core of our technology are commercial and proprietary DSP platforms containing patented algorithms that are based on what we believe is an advanced understanding of human hearing. These algorithms preprocess the incoming sound and present it to the impaired cochlea in a way that helps restore natural loudness perception and preserves the cues necessary for speech understanding.

Our Products

We have packaged our proprietary technologies into a broad line of digital hearing aids that we believe offers superior sound quality, smaller size, enhanced personalization and increased reliability at competitive prices. All of our products incorporate our proprietary DSP platforms and are programmable to address the hearing loss of the individual user. We currently sell our hearing aid products both as completed hearing aids and as hearing aid kits, or faceplates, to others who then market finished hearing aids generally under our brand names.

In 2007, we introduced Velocity, featuring our fourth generation of DSP. Velocity uses Sonic Sound, a unique, patented advanced digital signal processing algorithm that preserves the natural sound quality provided by the human cochlea. The design features 24 narrow band compression channels and fast-acting time constants, resulting in an exceptional sounding hearing aid. Velocity delivers hands-free operation by combining several sophisticated technologies that allow the listener to move seamlessly through her or his environment without the hassle of manual operation.

Also in 2007, we added a new product offering in the microBTE class, ion 200. This style of BTE is very small (about 20 mm long, 7 mm wide and 9 mm high) and is nearly invisible behind the ear. Our Velocity and ion 200 products are among the smallest custom and behind-the-ear products available today. Because microBTEs are designed to be used with either a thin tube and open dome or a more conventional tubing and earmold configuration, they offer increased fitting flexibility. When paired with the thin tube and open dome, ion 200 practically eliminates the dissatisfying effect of occlusion.

Our Balance, Applause, ion, and Natura Pro product lines incorporate our third generation of DSP, a 16-channel, WDRC system that provides robust signal processing, exceptional noise reduction, and feedback cancellation. All of these products offer directional technology to help minimize the presence of background noise. Balance, Applause, and ion also offer DIRECTIONALfocus, an adaptive directional system unique to Sonic.

Our Natura 2, Tribute and Quartet product lines incorporate our second generation of DSP. These hearing aids provide advanced sound processing through our patented digital signal processing, speech weighted expansion, proprietary noise reduction technology, and fixed directionality.

With the exception of our ion brand products, all of our hearing aids can be purchased in the six common models for hearing aids: BTE; ITE; HS; ITC; MC and CIC. In our opinion, we offer features such as the latest in advanced DSP algorithms and include: automatic noise reduction, automatic directionality, adaptive directionality, feedback management, and our EXPRESSfit programming system. These features are described in more detail below.

— Automatic Noise Reduction

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

— Automatic Directionality

Auto-Morphic Switching uses changes in the listener’s environment to seamlessly transition, or “morph,” the directional response. In quiet, the directional response is “relaxed” to allow sounds from all directions to enter the hearing aid. In noisy situations, Auto-Morphic Switching determines the location of the primary noise source and adapts the directional response to best reduce the sound coming from that direction.

— Adaptive Directionality

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

— Feedback Management

Phase cancellation is the latest in feedback management technology and is designed to remove feedback before it becomes audible. The Velocity, Balance, and ion 200 product families offer both static phase cancellation, as well as adaptive phase cancellation, which eliminates transient feedback associated with changes in the feedback path. The result is squeal-free operation for the hearing aid user without having to sacrifice gain/amplification. Also available is an automatic gain adjuster which searches for feedback in each of the hearing aid’s channels and adjusts the gain automatically and appropriately so that feedback is removed. In addition, our feedback management technology can be engaged by the hearing aid user via the push button on the hearing aid, allowing the user to “train” the feedback canceller should feedback occur.

— EXPRESSfit

In order to ensure that our advanced digital hearing aids are properly programmed to the individual needs of the hearing aid wearer, we have developed a proprietary programming system, EXPRESSfit, which runs on standard personal computers and enables our hearing aids to be easily configured by the hearing care professional to the unique needs of each wearer.

Improving Speech Understanding in Noise

The primary enhancement sought by hearing aid wearers is improved speech understanding in noise. Our products have been clinically proven to enhance speech understanding in the presence of noise, offering hearing aid wearers a solution to the problem that challenges them the most. Clinically proven outcomes demonstrate that our Velocity, ion, ion 200, Balance, Applause and Natura 2 products improve speech understanding in noise where speech and noise originate from the same source in front of the user, which is one of the most adverse conditions faced by the hearing aid wearer. We are able to accomplish this feat through our superior noise reduction algorithm and our automatic and adaptive directional microphone system, as well as our feedback management.

Manufacturing

Our principal manufacturing facility is in Eagan, Minnesota (near Minneapolis), with smaller manufacturing facilities in Montreal, Canada, and Parkside, South Australia (near Adelaide). Our principal manufacturing facility was established in Eagan because the presence of many major medical device companies, including hearing aid manufacturers, has created a skilled labor pool in that area. Our manufacturing operations consist of the following activities:

•	overseeing the production of the components of our DSP platforms used in our products;

•	assembling and testing electronic subsystems and non-custom hearing aid products;

•	fabricating custom hearing aid shells;

•	integrating the electronic components into the hearing aid shells;

•	testing and calibrating finished hearing aids; and

•	repairing and servicing our products.

We assemble our custom products according to specifications received from hearing care professionals. We produce custom hearing aids from an impression of the wearer’s ear canal and programming requirements of the hearing aid which we receive from the hearing care professional, from which we produce a custom hearing aid. Our BTE products are assembled using a standard plastic housing and are not custom-molded for a wearer’s ear because they are placed on the back of the ear. We use our Eagan, Minnesota facility for limited manufacturing of our new BTE products. Once ready for full production, they are outsourced to a contract manufacturer.

A number of critical components used in our products are currently available from only a single or limited number of suppliers. For example, the three proprietary digital signal processing (DSP) chips that we use in our production today are manufactured by a single supplier. Our relationship with this supplier is critical to our business because our proprietary DSP chips are integral to our products and because only a small number of suppliers would be able or willing to produce our chips in the relatively small quantities and with the exacting specifications we require. Additionally, the receivers and microphones used in all our products are available from only two suppliers. We also rely on a limited number of contractors for certain development projects and assembly operations and are, therefore, subject to their performance, over which we have little control.

Product Returns, Remakes and Repairs

The hearing aid industry experiences high levels of product returns, remakes and repairs due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations. Our actual sales returns were $15.0 million in 2007, $13.6 million in 2006, and $13.7 million in 2005. The increase in the sales returns was driven by sales growth and offset by lower return rates. Our actual warranty (remake and repair) costs were $5.6 million in 2007, $4.1 million in 2006, and $4.5 million in 2005. Processed warranty costs were driven primarily by sales growth.

Sales and Marketing

Hearing aids have traditionally been dispensed (sold to the consumer) by hearing care professionals (audiologists and hearing instrument specialists) who are often referred to as hearing aid retailers or dispensers. Due to the hearing care professional’s influence over a consumer’s choice of a hearing aid brand, we believe that developing and maintaining strong relationships with hearing care professionals is a critical aspect of our sales and marketing strategy. As a result, we aim to deliver superior customer service and sales and marketing support to hearing care professionals.

In the U.S., we sell directly to the hearing impaired consumer through a chain of clinics and to the hearing care professional. There are more than 12,000 hearing care professionals in the U.S., of which over 8,000 sell hearing aids. Our direct sales force targets select hearing care professionals who are capable of and interested in dispensing advanced digital hearing aids. In addition to our direct sales force, we have an inside sales force and direct trainers. We also make limited use of contract trainers, who both influence and train hearing care professionals in order to differentiate our products and to ensure proficiency with our hearing aid programming and fitting system. We also advertise our products to hearing care professionals through major launch events, local training programs, promotional materials, trade publications and conventions. Our sales force is responsible for implementing loyalty and cooperative advertising programs with specific customers to generate demand for our products.

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

Our customers are not generally contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time. We may be unable to retain our current customers, and we may be unable to recruit replacement or additional customers. We are selling hearing aids to a number of retail chains that have a large number of owned or franchised locations and buying groups that have a large number of locations under contract. We are subject to the risk of losing these customers, incurring significant reductions in sales to these customers, reducing prices in response to demands from these customers or incurring substantial marketing expenses in order to maintain their business. In addition, we are subject to the risk of being unable to collect receivable balances from these customers. The Australian Government’s Office of Hearing Services, a division of the Department of Health and Aging, accounted for approximately 12% of 2007 and 2006 total net sales. No other customer accounted for 10% or more of consolidated net sales.

Our net sales from continuing operations in 2007 of $122.5 million by operating segment were as follows: North America—$46.7 million; Europe—$50.5 million; and Rest-of-world—$25.3 million. Net sales for our Auditory Testing Equipment division, which we sold in February 2007 and have classified as discontinued operations, were $0.3 million.

Research and Development

We continue to work on both product improvements and new product development, and we expect to continue both activities in the future. We intend to use product improvements and new product development to enhance our competitive position in the market. Research and development includes auditory research, clinical testing, program management and engineering, software engineering, mechanical engineering, DSP engineering, and materials science. Outside contractors are used for some product or technology development activities.

Research and development expense was $8.5 million in 2007 and $7.8 million in 2006 and 2005. Research and development expense for our Auditory Testing Equipment division, a discontinued operation, was $0.1 million in 2007 and $1.0 million in 2006 and 2005.

Competition

We encounter aggressive competition from a number of hearing aid competitors worldwide. We compete principally with six larger companies—Siemens GmbH, Starkey Laboratories, Inc., Widex A/S, William Demant Holdings A/S, Sonova Holding AG (formerly Phonak Holding AG), and Great Nordic A/S (GN Resound) —all of which have greater financial, sales, marketing, manufacturing and development resources than we currently possess. Competition is intense and new product offerings by our competitors are coming to market more quickly than in the past. We may not be able to compete effectively with these companies. The number of hearing aid companies who have a manufacturing and marketing presence in the hearing aid industry is approximately one-half of what it was in 1990. Consolidation in the hearing aid industry has occurred at the wholesale and retail levels in the past number of years, as evidenced by the acquisitions of Interton, Beltone, Dahlberg/Miracle Ear, Philips, Unitron and Sonus, and further consolidation could produce stronger competitors.

The digital segment of the hearing aid industry is characterized by increasing competition and new product introductions. The proliferation of digital hearing aids has lead to intense marketing campaigns as each company tries to differentiate its products and services from the others. We compete on the basis of sound quality, features, patient benefit, cosmetics, quality, price, ease of the fitting and programming system, marketing and sales support, customer service, and education and training. We believe we can currently compete effectively on each of these factors, but if we fail to compete effectively, our net sales and operating results could suffer.

Patents, Licenses and Trade Secrets

We currently hold 37 U.S. patents and are the exclusive licensee for hearing aid and hearing protection applications under two patents held by BYU. We have two patents that will be filed in the near future. We also have four U.S. patent applications pending. Our Auditory Testing Equipment division, which was sold on February 20, 2007, had four patents and nine patents pending, all of which transferred to the new owners.

Under one of our license agreements with BYU, we have an exclusive worldwide license to utilize certain patents and patents pending involving hearing aid signal processing, audio signal processing and hearing compression, including the fundamental sound processing algorithm incorporated into our DSP platform. This agreement expires in 2013 or the expiration of the last claim of the patents. Under another license agreement with BYU, we have the perpetual right to use specified noise-suppression technologies owned by BYU. We have exclusive worldwide rights to use these technologies in hearing aid and hearing protection applications and a nonexclusive right to use them for other applications.

In addition to the above, we have the following licensing arrangements:

•	A fully paid-up license agreement with a Danish partnership that owns approximately 200 patents considered essential for the sale of programmable hearing aids.

•	A license agreement that provides us with an exclusive worldwide right to utilize patents involving directional signal processing.

•	A license agreement that provides us with the technology thin-tube technology for our open-fit products.

•	A license agreement covering aspects of our programming system.

•	A license agreement covering aspects of water resistant technology.

•	A license agreement to allow for a delay in when the hearing aid is activated after it is powered on.

Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and licensing arrangements to establish and protect our proprietary technology. If we fail to successfully enforce our intellectual property rights, our competitive position will suffer. We also rely on trade secret information, technical know-how and innovation to expand our proprietary position. We maintain a policy of requiring our employees and consultants to execute non-disclosure and assignment of inventions agreements upon commencement of their employment or engagement.

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

Employees

As of December 31, 2007, we had 350 employees in North America, 163 employees in Europe and 151 employees in Rest-of-world. The majority of employees outside the U.S. are in operations and sales and marketing. None of our employees is represented by a labor union. We have never experienced any work stoppages and we consider relations with our employees to be good.

Executive Officers of the Registrant

The following table sets forth our officers and their ages as of December 31, 2007:

Name	Age	Position
Andrew G. Raguskus	62	Executive Chairman of the Board

Samuel L. Westover	52	President and Chief Executive Officer

Victor H. Bray, Jr.	53	Vice President and Chief Audiology Officer

Jerry L. DaBell	61	Vice President, Research and Development

Jeffrey R. Geigel	34	Vice President of North American Sales

Michael M. Halloran	47	Vice President and Chief Financial Officer

Scott O. Lindeman	43	Vice President and Corporate Controller

Christie R. Mitchell	48	Vice President, Manufacturing Operations

Brent H. Shimada	47	Vice President Administration and General Counsel

David R. Whittle	59	Vice President of Worldwide Quality

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

Victor H. Bray, Jr. joined Sonic Innovations, Inc. in 1997 and became Vice President for Auditory Research in 1999 and Vice President for Quality Systems in 2004 and in March 2006 became Chief Audiology Officer. He has more than 25 years experience in the field, including 15 years in private practice and over 10 years in industry. He earned his bachelor’s degree in biochemistry from the University of Georgia, a master’s degree in audiology from Auburn University, and a doctorate in speech and hearing science from the University of Texas at Austin. He is a 2003 recipient of the Hearing Industries Association (HIA) Volunteerism Award for dedication, expertise, and effort in creating a structure that ensures the substance and the science that supports hearing aid marketing and advertising in America.

Jerry L. DaBell joined Sonic Innovations, Inc. in July 2000 as Vice President Business Development and became Vice President Product Development in January 2002 and Vice President of Research and Development in July 2005. He was Senior Vice President Business Development of IMP, Inc., a semiconductor manufacturer, where he was employed from 1988 to 2000. He earned a bachelor’s degree and a master’s degree in electrical engineering from Brigham Young University.

Jeffrey R. Geigel was General Manager of Sonic Innovations, Inc.’s Canadian operations from June 2002 until his promotion to Vice President of North American Sales in December 2005. Mr. Geigel initially joined Sonic in 2001 as a business development consultant. From 1998 to 2001 he was Vice President Marketing and Communications of Helix Hearing Care of America Corporation, a North American operator of hearing healthcare clinics. Mr. Geigel earned his Bachelor’s degree in social sciences from the University of Ottawa.

Michael M. Halloran joined Sonic Innovations, Inc. in April 1999 as Corporate Controller, was promoted to Vice President in December 2002 and subsequently to Chief Financial Officer in July 2006. Mr. Halloran began his career at Ernst & Young, where he worked for eight years, from 1985 to 1994 rising to Senior Audit Manager. From 1994 to 1999, he held various senior positions at C.R. Bard a large medical device company, based in New Jersey. Mr. Halloran is a Certified Public Accountant and earned a bachelor’s degree in Business Administration, with a concentration in Accounting, from State University of New York at Oswego.

Scott O. Lindeman joined Sonic Innovations, Inc. in September 2006 as Vice President and Corporate Controller. Mr. Lindeman was previously with SIRVA, Inc., a global relocation services provider, where he served as a Director of Accounting from 2002 to 2006. From 1999 to 2002, Mr. Lindeman worked for Global Crossing LTD, as Director of U.S. Accounting Operations. He was previously employed by KPMG LLP for nine years. He earned his MBA from the University of Rochester, a bachelor’s degree in accounting from Brigham Young University, and is a Certified Public Accountant.

Christie R. Mitchell joined Sonic Innovations, Inc. in 2000 as Materials Manager and became Director of Material Logistics in 2003 and Vice President of Worldwide Manufacturing Operations in December 2005. From 1981 to 2000, she held various positions in the procurement and materials management organization of the Baker Hughes Company, a provider of oil and gas drilling products.

Brent H. Shimada joined Sonic Innovations, Inc. in October 2004 as Vice President Human Resources and Administration and became Vice President Administration and General Counsel in December 2005. Mr. Shimada also serves as Corporate Secretary for Sonic. From 1999 to October 2004, he was Human Resources Director for American Express’ Global Travelers Cheque Operations Group. Mr. Shimada served as Senior Corporate Counsel at American Stores Company, a grocery and drug retail chain, from 1996 to 1999. Prior to that, he was Legal Counsel for Alliant Techsystems, Inc., a government contractor from 1985 to 1996. He earned a bachelor’s degree in finance, an MBA and a Juris Doctor degree from the University of Utah.

David R. Whittle joined Sonic Innovations, Inc. in October 2007 as Vice President of Worldwide Quality. Prior to joining Sonic, Mr. Whittle was Vice President, General Manager of DEI Systems, Inc., a Fiberglass, Odor Control Manufacturing Company, supplying products and systems to Water/Wastewater Municipal and Industrial markets. From 1982 to 2000 he held numerous senior management positions including Director of Worldwide Quality, and Director of Operations for Baker Hughes Company, a provider of oil and gas drilling products. Mr. Whittle earned a bachelor’s degree in Manufacturing Engineering from Weber State University and is an ASQC Certified Quality Auditor.

Officers are elected by the board of directors. There are no family relationships among any of our directors or officers.

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

Our financial results have fluctuated significantly in the past and may fluctuate significantly in the future. These fluctuations could cause our stock price to vary significantly. Factors that may cause fluctuations in our operating results include the following: general economic conditions; hearing aid market conditions; the competitive performance of our products; delays or problems completing or introducing new products; expenses associated with increasing our sales, marketing or distribution capabilities; difficulties in integrating and managing acquired operations that could result in poor performance, additional expenses or write-downs of acquired intangible assets; changes in government healthcare systems and reductions in reimbursement levels for hearing aids or diagnostic hearing testing; competitive pressures resulting in lower selling prices or significant promotional costs; difficulties in relationships with our customers, particularly large buying groups; demand for and market acceptance of our products, particularly new products where eventual market acceptance may not follow early indications; reductions in orders from larger customers; high levels of returns, remakes and repairs; changes in our product or customer mix; regulatory requirements; difficulties in managing international operations; foreign currency fluctuations; the effect of future acquisitions; the effect of international conflicts and threats; inability to forecast revenue accurately; nonpayment of receivables; the announcement or introduction of new products or services by our competitors; manufacturing problems; component availability and pricing; unanticipated adverse decisions related to legal proceedings, claims and litigation; and other business factors beyond our control.

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

We have made a number of acquisitions and could make additional acquisitions, which could be difficult to integrate, disrupt our existing business, dilute the equity of our shareholders and harm our operating results.

We may not be able to meet performance expectations for, or successfully integrate, businesses we have acquired or may acquire on a timely basis or at all. For example, as part of our business strategy, we may continue to make acquisitions that complement or expand our existing business and distribution capabilities. Acquisitions involve risks, including the inability to successfully integrate acquired businesses or to realize anticipated synergies, economies of scale or other expected value; difficulties in managing and coordinating operations at new locations; the loss or termination of key employees of acquired businesses; the loss of key customers of acquired businesses; performance of acquired products; unanticipated expenses in connection with refining and improving acquired products; diversion of management’s attention from other business concerns; risks of entering businesses and markets in which we have no direct or limited prior experience and acquisitions may upset our current customers. Acquisitions may result in the utilization of cash and marketable securities, dilutive issuances of equity securities and the incurrence of debt, any of which would weaken our financial position. In addition, acquisitions may result in the creation of certain definite-lived intangible assets that increase amortization expense, goodwill and other indefinite-lived intangible assets that subsequently may result in large write-downs should these assets become impaired and contingent consideration or other payments that may need to be expensed rather than recorded as additional goodwill.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Although we have implemented enhanced procedures to properly prepare our financial statements, we cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm issue an opinion on our internal control over financial reporting. We prepared for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. However, the continuous process of strengthening our internal controls and complying with Section 404 is expensive and time consuming and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the NASDAQ Global Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

The loss of any large customer or a reduction in orders from any large customer or buying groups could reduce our net sales and harm our operating results.

We anticipate that our operating results in any given period will depend in part upon revenues from a number of larger customers including buying groups. Our customers and buying groups are not contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time. We may be unable to retain our current customers, and we may be unable to recruit replacement or additional customers or buying groups. We are selling hearing aids to a number of retail chains that have a large number of owned or franchised locations and buying groups that have a large number of locations under contract. We are subject to the risk of losing large customers and buying groups, incurring significant reductions in sales to these customers and buying groups, reducing prices in response to demands from these customers and buying groups or incurring substantial marketing expenses in order to maintain their business. In addition, we are subject to the risk of being unable to collect receivable balances from these customers.

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

We generally offer a 60-day return policy for wholesale and 30-days for retail hearing aid sales, and various warranties on our hearing aids. In general, the hearing aid industry has high levels of returns, remakes and repairs, and we believe our level of returns, remakes and repairs is comparable to that of the industry. We may not be able to attain lower levels of returns, remakes and repairs and, in fact, these levels may increase, which could reduce our net sales and operating results.

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

In addition, when we do not control the prosecution, maintenance and enforcement of certain important intellectual property, such as a technology licensed to us, the protection of the intellectual property rights may not be in our hands. If the entity that controls the intellectual property rights does not adequately protect those rights, our rights may be impaired, which may affect our ability to develop, market and commercialize the related products. Our means of protecting our proprietary rights may not be adequate, and our competitors may:

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

International sales account for a material portion of our net sales. Our reliance on international operations exposes us to related risks and uncertainties, which, if realized, could cause our sales and operating results to decrease. There is significant government or public hearing aid reimbursement in a number of countries outside the U.S., which if reduced or eliminated would likely have a negative effect on our sales. For example, reimbursement levels are trending downward in Germany, which has negatively affected our sales in that country. Other changes in the healthcare systems of countries outside the U.S., such as instituting co-payments or co-insurance, would likely have negative effects on our sales. In order to market our products in the EU, we are required to have the EU’s CE mark certification. Any failure to maintain our CE mark certification would significantly reduce our net sales and operating results. We work under different legal, regulatory and governmental regimes in various countries, which could delay our ability to sell products or cause us additional expense in determining how to comply, and taking any actions necessary to comply, with local legal, regulatory and governmental requirements. In addition, we may need to adapt local practices to satisfy requirements applicable in the U.S. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S. and intercompany account balances between our U.S. parent company and our non-U.S. subsidiary companies. Fluctuations in the exchange rates between the U.S. dollar and other currencies could negatively affect the sales price of our products in international markets or lead to currency exchange losses. In general, our net sales and operating results benefit from a weakening U.S. dollar. If the U.S. dollar were to strengthen materially from current levels, our net sales and operating results would suffer.

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

ITEM 1-B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease manufacturing and office space in support of our business. Total leased space as of December 31, 2007 was 205,366 square feet as follows:

Location	Square Footage	Lease Expiration
Salt Lake City, Utah	39,815	August 2009

Eagan, Minnesota	22,748	September 2011

North America retail locations	35,634	Various through December 2012

Copenhagen, Denmark	4,995	May 2008

London, England	6,440	Various through April 2009

Adelaide, Australia	10,596	December 2012

Australia retail locations	40,362	Various through July 2012

Birr-Lupfig, Switzerland	2,583	March 2008

Switzerland retail locations	5,240	Various through June 2008

Leibnitz, Austria	1,636	June 2008

Zwolle, Netherlands	5,199	June 2013

Montreal, Canada	7,475	October 2009

Hamburg, Germany	12,035	Various through December 2010

Germany retail locations	10,608	Various through September 2011

Total	205,366

We believe we have sufficient manufacturing capacity to satisfy current and forecasted demand for at least the next 12 months.

ITEM 3.	LEGAL PROCEEDINGS

In June 2005, Energy Transportation Group, Inc. (“ETG”) filed a patent infringement lawsuit in the United States District Court for the District of Delaware against fourteen defendants, including Sonic Innovations, Inc. ETG claims the defendants have infringed upon two if its patents. ETG sought damages resulting from defendants’ unauthorized manufacture, use, sale, offer to sell and/or importation into the U.S. products, methods, processes, services and/or systems that infringe the patents. On October 17, 2007, we settled this matter with ETG and we subsequently paid the agreed settlement in 2007.

In February 2006, the former owners of Sanomed, which we acquired in 2003, filed a lawsuit in German civil court claiming that certain deductions made by us against certain accounts receivable amounts and other payments remitted to the former owners were improper. The former owners seek damages in the amount of approximately $2.5 million. We filed our statement of defense in April 2006 and oral arguments were held in August 2006 with the court asking the parties to attempt to settle the matter. Settlement discussions failed and the parties agreed to proceed to a court hearing. In addition, as part of the Sanomed purchase agreement the former owners were entitled to earn-out payments based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to these earn-outs irrespective of the achievement of the revenue milestones. Two of the former owners filed suit against us claiming that they are entitled to their full remaining earn-out of approximately $2.4 million. In 2006, we recorded a liability as a result of a judgment relating to one of the former owners of approximately $0.6 million. In 2007, we appealed this judgment and subsequently settled for approximately half the judgment. Accordingly, the remaining contingent consideration claim against us is approximately $1,700. We strongly deny the allegations contained in the Sanomed lawsuits and intend to defend ourselves vigorously; however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect on us. We establish liabilities when a particular contingency is probable and estimable. For certain contingencies noted above, we have accrued amounts considered probable and estimable.

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

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) Global Market, under the symbol “SNCI.” The high and low sales prices of our common stock, as reported by the NASDAQ Global Market are set forth below for the periods indicated.

	Price Range
2007	High	Low
First quarter	$8.45	$5.19
Second quarter	10.21	8.58
Third quarter	9.78	7.31
Fourth quarter	10.28	7.05

	Price Range
2006	High	Low
First quarter	$5.00	$4.22
Second quarter	5.47	4.50
Third quarter	4.98	3.82
Fourth quarter	5.27	3.85

The closing price of our common stock as reported by the NASDAQ Global Market on March 3, 2008 was $4.19 per share. As of March 3, 2008, there were approximately 4,300 holders of record of our common stock.

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

The following table compares total shareholder returns for the Company over the last five years to the Standard and Poor’s 500 Stock Index and the Standard and Poor’s Health Care index assuming a $100 investment made on December 31, 2002. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

Dividends

We have never declared or paid cash dividends on our stock, and our board of directors has no present intention to declare or pay cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information concerning our equity compensation plans as of December 31, 2007:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,156	$5.38	2,973
Equity compensation plans not approved by security holders	—	—	—

Total	3,156	$5.38	2,973

ITEM 6.	SELECTED FINANCIAL DATA

The following tables indicate the trends in certain components of our consolidated statements of operations, balance sheets and other information for each of the last five years. Our Auditory Testing Equipment division, Tympany, has been classified as held for sale in the Consolidated Balance Sheets as of December 31, 2006 and 2005 as a discontinued operation in the Consolidated Statements of Operations for 2007, 2006, 2005 and 2004. Tympany was acquired in December 2004 and sold in February 2007.

Selected Five Year Data:

(in thousands, except per share and other data)

	2007	2006	2005	2004	2003
Statements of Operations:
Net sales	$122,480	$105,492	$99,126	$97,688	$87,690
Gross profit	$77,260	$60,887	$55,125	$53,118	$46,364
Percent of net sales	63.1%	57.7%	55.6%	54.4%	52.9%
Operating expenses	$76,288	$60,907	$63,286	$52,624	$46,708
Percent of net sales	62.3%	57.7%	63.8%	53.9%	53.3%
Income (loss) from continuing operations	$848	$416	$(6,936)	$453	$376
Loss from discontinued operations	$(131)	$(1,996)	$(12,672)	$(42)	—
Net income (loss)	$717	$(1,580)	$(19,608)	$411	$376
Basic income (loss) per common share:
Continuing operations	$0.03	$0.02	$(0.32)	$0.02	$0.02
Discontinued operations	$—	$(0.09)	$(0.60)	—	—
Net income (loss)	$0.03	$(0.07)	$(0.92)	$0.02	$0.02
Diluted income (loss) per common share:
Continuing operations	$0.03	$0.02	$(0.32)	$0.02	$0.02
Discontinued operations	$—	$(0.09)	$(0.60)	—	—
Net income (loss)	$0.03	$(0.07)	$(0.92)	$0.02	$0.02
Weighted average common shares outstanding—basic	26,518	23,408	21,382	20,733	19,941
Weighted average common shares outstanding—diluted	27,570	23,932	21,382	22,152	20,971
Balance Sheets:
Cash, cash equivalents and marketable securities—unrestricted	$15,214	$19,679	$7,342	$20,980	$21,360
Cash, cash equivalents and marketable securities—restricted	5,470	6,773	8,384	11,325	11,852
Total assets	123,701	108,321	86,764	111,116	106,996
Long-term obligations	5,593	4,682	5,033	7,161	7,845
Total liabilities	47,468	42,417	36,993	39,971	41,943
Shareholders’ equity	76,233	65,904	49,771	71,145	65,053
Other:
Countries with direct operations	9	9	9	9	9
Number of employees	664	639	634	637	586

In 2005, we recorded an asset impairment charge $1,256 to selling, general and administrative expense and a restructuring charge of $2,828 for continuing operations, both of which are included in operating expenses in the table above. Also in the fourth quarter 2005, we determined that it was more likely than not that we would not be able to realize the future benefit of the deferred income tax asset of our Australian subsidiary and, accordingly, we recorded a valuation allowance of $1,179, which was charged to income taxes. We also recorded an asset impairment charge of $694 to cost of sales, $5,561 to selling, general and administrative expense, and a restructuring charge of $1,163, all of which are included on the single line “Loss from discontinued operations” in the Consolidated Statement of Operations, as more fully discussed in Notes 5 and 9 to the consolidated financial statements.

Unaudited Quarterly Results of Operations:

	First	Second	Third	Fourth
2007:
Net sales	$29,019	$30,417	$30,779	$32,265
Cost of sales	11,264	11,031	11,473	11,452

Gross profit	17,755	19,386	19,306	20,813
Operating expenses	17,021	19,676	19,121	20,470

Operating profit (loss)	734	(290)	185	343
Other income, net	234	86	391	142

Income (loss) before income taxes	968	(204)	576	485
Income tax provision	272	274	95	336

Income (loss) from continuing operations	696	(478)	481	149
Discontinued operations, net of income taxes	(125)	44	—	(50)

Net income (loss)	$571	$(434)	$481	$99

Basic earnings (loss) per common share:
Continuing operations	$0.03	$(0.02)	$0.02	$0.01
Discontinued operations	(0.01)	—	—	(0.01)

Net income (loss)	$0.02	$(0.02)	$0.02	$—

Diluted earnings (loss) per common share:
Continuing operations	$0.03	$(0.02)	$0.02	$0.01
Discontinued operations	(0.01)	—	—	(0.01)

Net income (loss)	$0.02	$(0.02)	$0.02	$—

Weighted average common shares outstanding—basic	26,113	26,468	26,721	26,762
Weighted average common shares outstanding—diluted	27,028	26,468	27,726	27,801

2006:
Net sales	$24,792	$26,131	$25,863	$28,706
Cost of sales	11,167	11,226	10,822	11,390

Gross profit	13,625	14,905	15,041	17,316
Operating expenses	14,348	14,463	15,260	16,836

Operating profit (loss)	(723)	442	(219)	480
Other income, net	69	455	234	255

Income (loss) before income taxes	(654)	897	15	735
Income tax provision (benefit)	172	(85)	409	81

Income (loss) from continuing operations	(826)	982	(394)	654
Discontinued operations, net of income taxes	(753)	(668)	(364)	(211)

Net income (loss)	$(1,579)	$314	$(758)	$443

Basic earnings (loss) per common share:
Continuing operations	$(0.04)	$0.04	$(0.02)	$0.03
Discontinued operations	(0.03)	(0.03)	(0.01)	(0.01)

Net income (loss)	$(0.07)	$0.01	$(0.03)	$0.02

Diluted earnings (loss) per common share:
Continuing operations	$(0.04)	$0.04	$(0.02)	$0.03
Discontinued operations	(0.03)	(0.03)	(0.01)	(0.01)

Net income (loss)	$(0.07)	$0.01	$(0.03)	$0.02

Weighted average common shares outstanding—basic	21,850	22,119	24,003	25,610
Weighted average common shares outstanding—diluted	21,850	23,061	24,003	26,097

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except share data)

OVERVIEW

Sonic Innovations Inc. is a hearing aid company focused on the therapeutic aspects of hearing care. We design, develop, manufacture and market high-performance digital hearing aids intended to provide the highest levels of satisfaction for hearing impaired consumers. We have developed patented Digital Signal Processing (“DSP”) technologies based on what we believe is an advanced understanding of human hearing. In those countries where we have direct (owned) operations, we sell our products to hearing care professionals or directly to hearing impaired consumers. In other parts of the world where we do not have direct operations, we sell principally to distributors.

In December 2004, we purchased Tympany, Inc. (“Tympany” or our “Auditory Testing Equipment” division) a company that developed a machine to automate the four primary hearing tests. We expected sales synergies with our hearing aid operations to develop as a result of this acquisition by integrating diagnostic and therapeutic segments of the hearing care market. That is, we anticipated that the placement of a machine in a physician’s office would generate revenue for his or her business and result in referrals of the hearing impaired individual to us. This placement and referral concept never developed and thus, we made the decision, in the fourth quarter of 2006, to divest Tympany and put our focus solely on hearing aids. On February 20, 2007, we sold Tympany to a group of private investors. Therefore, our Auditory Testing Equipment division, Tympany, has been classified as held for sale in the December 31, 2006 Condensed Consolidated Balance Sheet and as a discontinued operation in the Condensed Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005.

Market

The hearing aid market is large at both the wholesale (manufacturing) level (over $2 billion) and the retail level (over $6 billion). It is estimated less than 24% (up from approximately 20% five years ago) of those who could benefit from a hearing aid actually own one. There are many factors that cause this low market penetration rate, such as the high cost of hearing aids, the stigma associated with wearing hearing aids, the discomfort of wearing hearing aids and the difficulty in adjusting to amplification. We believe that these negative factors will decrease in importance in the future because we expect the stigma aspect to decrease as improvements in technology make the devices smaller, less conspicuous and more comfortable and as hearing loss becomes more prevalent in society. Therefore, in the future, we expect that more people who could benefit from hearing aids will buy them, and we believe that the growth rate of the hearing impaired population could be significant, particularly as the developed world’s population ages and the advancement and growth of other technologies that can cause hearing impairment.

Offsetting this trend are the following market conditions affecting us in a negative way:

•	Competition is intense and new product offerings by our competitors are coming to market more quickly than in the past.

•	The performance, features and quality of lower-priced products continue to improve.

•	Many consumers feel that hearing aids are simply too expensive and they cannot justify purchase on a cost-benefit basis.

•	Governments who reimburse for hearing aids are reducing the amount per device or are increasing the technology requirements.

•	The U.S. economy is facing challenges. These issues started to surface and were widely reported in the press in late 2007 and have continued into 2008. The full impact of this is not yet known.

The available wholesale market continues to shrink as our competitors implement vertical integration strategies and buying groups limit the number of manufacturers with whom they do business. Thus, we plan to develop and acquire additional distribution capacities.

Product Developments

We believe it is important to have a number of product families to provide our customers with pricing flexibility in selling to the hearing impaired consumer. We currently have nine product families – Velocity, ion, Balance, Innova, Applause, Natura Pro, Natura 2, Tribute, and Quartet. We launched three new products in 2007: Velocity (launched August 2007), ion 200 (launched June 2007) and Natura Pro Open. Velocity is our new premium product offering. Velocity combines a sophisticated set of algorithms to provide the customer with hands-free operation in a variety of listening environments. Using environmental sound cues, Velocity is able to automatically adjust the hearing aid settings to best meet the challenges of a particular listening situation, without requiring the wearer to press a button. ion 200 extends the popular ion family to include patent-pending adaptive directional technology, adaptive feedback cancellation, advanced digital noise reduction and an updated form factor. Natura Pro Open extends our popular Natura line to include an affordable open-ear product which is comfortable to wear.

In March 2006, we introduced our first “open-ear” product, ion. Open-fitting products are gaining popularity because they eliminate the effect of occlusion (Occlusion is a “plugged-up” sensation that hearing aid wearers may encounter). Occlusion is avoided by using a very small tube and dome that allow sound to pass freely from the ear canal. A traditional ear-mold prevents the sound of the wearer’s own voice from escaping. The market for open-ear products is growing rapidly. The market is using the open-ear hearing aid primarily to target the first time hearing aid wearer, who currently represents 40% of the purchasers of hearing aids in the United States. The popularity of open fittings can be seen in the Hearing Industries Association (“HIA”) data. Behind-the-ear (“BTE”) products, which open ear products fall within, have seen significant growth in 2007, representing 51% of units sold in the United States, up from 44% in 2006, and 33% in 2005. BTE products are less expensive to produce than custom devices. BTE products are standard (one size fits all). Whereas, custom devices require significant labor because they are made to fit the specific user’s ear canal.

In October 2006, Balance was introduced and improved upon our two strongest features existing at that time– noise reduction and directionality. Noise reduction allows the hearing aid to reduce background noise so that speech sounds are clearer. We believe we have the only digital noise reduction algorithm that has been clinically proven to improve speech intelligibility with background noise present. Directionality allows the hearing aid wearer to better understand speech sounds through the use of forward-direct microphones in the device. In November 2005 and May 2006, we launched our Applause and Natura Pro product lines, respectively, on a worldwide basis. Applause and Natura Pro are mid-range product families based on the Innova technology platform.

We have a number of products slated for launch in 2008 which will improve our competitiveness because a number of these will fill the small remaining gaps in our product line.

Distribution Developments

We are competing in an industry that includes six much larger competitors who have significantly more resources and have established relationships and reputations. Their product offerings are broad and their infrastructure and marketing and distribution capabilities are well established, and they continue to vertically integrate. This makes it difficult for us to compete in the traditional distribution fashion. For this reason, we are interested in new and existing distribution methods. We believe we are making progress with this strategy. In certain cases, we sell direct to the consumer utilizing the ear-nose-throat (“ENT”) doctor to perform the hearing aid fitting, while in other cases, we sell direct to the consumer through various retail stores or hospitals. We believe a combination of wholesale and direct-to-consumer distribution will continue to be critical for us in certain geographies. Accordingly, we are actively pursuing acquisitions of retail hearing aid practices. We are also using customer advances in situations where customers are seeking to grow their businesses.

Financial Results

Our sales and financial results improved in 2007 due to a number of factors, some of which are listed below:

•

Acquired retail hearing aid practices have increased sales, improved operating gross margin and increased operating expenses. In the near future, we will see an improvement in net income as a result of obtaining sufficient volume to cover the acquisition and integration costs. We also implemented information systems into our recently acquired retail locations in the third and fourth quarter of 2007. This will allow us to improve future operational reporting and reduce administrative headcount in 2008.

•	Increased spending on sales and marketing initiatives, particularly in our primary markets, which is driving sales increases.

•	Implemented cost savings initiatives in manufacturing including lowering purchased component costs, outsourcing to lower cost geographies, and improving manufacturing efficiencies.

•	Lowered return rates by improving the quality of our products that have been in the marketplace for more than a year.

•	Launched new products, specifically Velocity, ion 200, and ion.

•	Worked on improving relationships with buying groups and large customers.

•

The U.S. dollar continues to weaken against most major currencies. The two currencies that primarily impact the company are the Euro and Australian dollar. We source our products primarily in U.S. dollars, thus the weakening of the U.S. dollar makes these products less expensive in those countries and improves our gross margin.

•

Increased our management and operational focus on product distribution channels while continuing to focus on technological innovation. In addition, we increased our efforts to become more customer-centric. Our goal is to be the hearing aid provider of choice to customers who value unparalleled levels of service and quality, innovative products and competitive pricing.

•	Improved accountability by strengthening operational processes and systems.

In 2008, we expect to continue to focus on expanding distribution channels, enhancing customer service, improving product quality, launching new products, and improving operational efficiency.

RESULTS OF OPERATIONS

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of sale. Net sales by reportable operating segment by year were as follows:

	2007	2006	Change	2005	Change
Continuing operations
Hearing aids:
North America	$46,731	$41,761	12%	$37,394	12%
Europe	50,510	41,718	21	43,300	(4)
Rest-of-world	25,239	22,013	15	18,432	19

Net sales	$122,480	$105,492	16%	$99,126	6%

Discontinued operations
Tympany	$325	$3,483	(91)%	$5,915	(41)%

The following chart reflects the significant components of sales growth in 2007 and 2006.

	North America				Europe				Rest-of-world
	2007	%	2006	%	2007	%	2006	%	2007	%	2006	%
Sales
Prior Year	$41,761		$37,394		$41,718		$43,300		$22,013		$18,432
Organic Growth	(1,895)	(5)%	3,470	9%	5,188	12%	(1,936)	(5)%	239	1%	3,601	19%
Acquisitions	6,564	16%	562	2%	—	0%	—	0%	545	3%	203	1%
Foreign Currency	301	1%	335	1%	3,604	9%	354	1%	2,442	11%	(223)	(1)%

Current Year	$46,731	12%	$41,761	12%	$50,510	21%	$41,718	(4)%	$25,239	15%	$22,013	19%

2007 Compared with 2006

Net sales from continuing operations of $122,480 in 2007 increased 16% from net sales of $105,492 in 2006. Our Auditory Testing Equipment division (Tympany), which is classified as discontinued operations in the consolidated statements of operations, had net sales of $325, a decrease of 91% from net sales of $3,483 in 2006 due to the sale on February 20, 2007.

North American net sales of $46,731 in 2007 increased 12% from 2006 net sales of $41,761. The key driver was the acquisition of retail clinics which is part of our long-term strategy to increase distribution of our products. Retail sales have higher average selling prices than wholesale sales. In addition, we launched new products in 2007 and 2006, specifically Velocity and ion 200 in 2007 and Balance, ion and Natura Pro in 2006. The North American market was particularly challenging for us in the fourth quarter of 2007. Organic growth through the third quarter of 2007 was essentially flat; however, we ended the year down 5%, in our opinion, as a result of uncertainty about current and future economic conditions in the U.S. In 2008, we have planned a number of initiatives to restart growth in the North American market. The success of these initiatives depends on two factors: one is the initiatives themselves and the second is the U.S. economy. We believe the hearing impaired consumer is prone to delay the purchase of a hearing aid if there is significant uncertainty about the U.S. economy. Accordingly, we anticipate most, if not all of our growth in 2008, will come from acquisitions. We acquired clinics in 2007 and anticipate improvement in operating results from these acquisitions for the following reasons:

•

Sales will improve because of our revenue pipeline ordinarily takes 30 to 45 days to fill. Acquisitions generally will leave the patient pipe-line dry because the previous owner typically receives the proceeds for a sale if the patient comes in before the acquisition date, regardless of the after care needed. Thus, operating expenses of the acquisition typically exceed revenue during the first two months following the acquisition.

•

We implemented a computer system beginning in the third quarter of 2007 resulting in improved visibility into operations and reduction of personnel at the store level. This computer system is the same system we use in our other retail operations.

•	We have centralized marketing efforts and started a call center.

European sales of $50,510 in 2007 increased 21% from 2006 sales of $41,718. The key organic growth drivers were an increase in the number of net units sold to hearing impaired patients in locations where we have direct operations, particular retail operations, increased purchases by large customers, and the continued success of sales and marketing initiatives. In 2008, we will be primarily focusing on increasing advertising in those countries where we work directly with the hearing impaired consumer.

Rest-of-world sales of $25,239 in 2007 increased 15% from 2006 sales of $22,013, primarily due to the impact of the weakening of the U.S. dollar. The organic growth was disappointing given we opened eight new stores in 2007 and increased our marketing to attract new customers. However, these initiatives were offset by a reduction in the number of government vouchers issued to hearing impaired citizens to purchase a hearing aid and an increase in the technology requirements for the basic hearing aid provided under the program. In the fourth quarter of 2007, we saw improvement in the organic growth rate.

We generally have a 60-day return policy for wholesale hearing aid sales and 30 days for our retail sales. Provisions for sales returns for continuing operations were $13,884, or 10.2% of gross hearing aid sales, and $13,712, or 11.5% of gross hearing aid sales, in 2007 and 2006, respectively. The decrease is a result of new products that, to date, have had decreased return rates, improvements in existing products, training of our customer base and relatively lower sales volume in the fourth quarter in the U.S. Generally, a product’s return rate improves the longer a product is in the market. We believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations. In certain geographies sales are at the retail level and are recognized upon customer acceptance, and therefore, sales returns in these countries are considerably lower than in the balance of our business.

2006 Compared with 2005

Net sales from continuing operations of $105,492 in 2006 increased 6% from net sales of $99,126 in 2005. Our Auditory Testing Equipment division (Tympany), which is classified as discontinued operations in the consolidated statements of operations, had net sales of $3,483, a decrease of 41% from net sales of $5,915 in 2005.

North American net sales of $41,761 in 2006 increased 12% from 2005 net sales of $37,394 as U.S. net sales increased 11% and Canadian sales increased 16%. Contributing to the North American net sales increase was the introduction of ion in the first quarter 2006 and Balance in the fourth quarter 2006. In 2006, ion experienced lower than average return rates. Net sales also benefited 2% related to an acquisition in the third quarter of 2006. While U.S. 2006 gross unit sales increased 11% over 2005, the average selling price decreased 4% over the 2005 average selling price. The 2006 product mix, particularly the strong ion and Natura Pro sales which carry a lower average selling price than our other competing products, contributed to the lower average selling price in 2006 and the higher percentage of sales to buyer groups which generally carry a lower price. We increased our sales and marketing activities in 2006 and focused this spending on customer activities.

European sales of $41,718 in 2006 decreased 4% from 2005 sales of $43,300. The sales decline was in part the result of the elimination of unprofitable European customers in 2006, primarily in England, repositioning our sales effort, increased backlog in certain European geographies, particularly in Germany, and the implementation of a computer system in two locations, which forced the company to focus internally for a period of time. Slightly offsetting the sales decline was 1% foreign currency exchange gain relating to the U.S. dollar in relation to the European currencies in 2006. Average selling prices in our biggest geographic area in Europe, Germany, increased as a result of the launch of ion, which was positioned as a premium product. We hired sales and marketing personnel in mid and late 2006.

Rest-of-world sales of $22,013 in 2006 increased 19% from 2005 sales of $18,432 as a result of 13% unit volume increase in 2006 and new higher price products that are replacing lower priced products. Rest-of-world sales also benefited from new leadership and new sales and marketing programs. Slightly offsetting this increase was a 1% foreign currency exchange loss relating to the strengthening U.S. dollar.

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

Gross Profit. Cost of sales primarily consists of manufacturing costs, royalty expenses, quality costs and costs associated with product remakes and repairs (warranty). Our gross profit and gross margin by reportable operating segment by year were as follows:

	2007		2006		2005
Continuing operations
Hearing aids:
North America	$28,968	62.0%	$22,248	53.3%	$20,433	54.6%
Europe	30,347	60.1	23,003	55.1	22,478	51.9
Rest-of-world	17,945	71.1	15,636	71.0	12,214	66.3

	$77,260	63.1	$60,887	57.7	$55,125	55.6

Discontinued operations
Tympany	$248	76.3	$2,046	58.7	$1,102	18.6

2007 Compared With 2006

Gross profit from continuing operations of $77,260 in 2007 was up 26.9% from last year’s level of $60,887 mainly as a result of increased net sales, which were up 16% year-over-year, and gross margin increased to 63.1% in 2007 from 57.7% in 2006 as a result of more retail sales as a percent of total sales (retail sales carry a higher gross margin than wholesale sales) increased average selling prices, higher worldwide units which reduces the overhead cost per unit, lower return rates and warranty rates for some of our products, cost reduction activities in manufacturing, the shift from custom to behind-the-ear (“BTE”) products, and the weakening of the U.S. dollar. The weakening of the U.S. dollar resulted in a 2.0% gross margin impact in 2007.

North American gross margin increased from 53.3% in 2006 to 62.0% in 2007 due to retail acquisitions (net impact is an improvement on the North American margin of 4.0 % for 2007), slightly higher average wholesale selling prices, cost reduction activities, and incidence rate at which our products are repaired and remade (the shift to more BTE product sales and less custom devices drives a portion of this change). In 2007, the impact of the reduction in repair and remake as a percentage of sales in North America improved the gross margin by approximately 3.1%.

European gross margin increased from 55.1% in 2006 to 60.1% in 2007 as a result of cost reduction activities, foreign currency translation and a change in the sales mix towards a higher proportion of retail sales, which carries a higher gross margin than the wholesale component of the business. The majority of our products are manufactured or purchased in U.S. dollar denominated pricing, thus the weakening of the U.S. dollar increases sales while costs of sales remain essentially unchanged.

Rest-of-world gross margin increased slightly from 71.0% in 2006 to 71.1% in 2007. The increase resulted primarily from cost reductions on products we sell and foreign currency translation. These increases were partially offset by a small reduction in the average sales price resulting from a change in mix of products sold due to an increase in the technology requirements for hearing aids sold under the government program. The retail component as a percentage of sales declined from 2006 to 2007, and retail carries a higher gross margin.

Gross profit relating to our discontinued operations segment (Tympany) of $248 in 2007 decreased by 87.9% from $2,046 in 2006.

Provisions for warranty for continuing operations decreased from to $5,289 in 2006 to $4,786 in 2007, principally as a result of decreased unit sales in North America, the change in product mix from custom products to standard products, and the improved rates of incidence. Product improvements implemented in the last few years have improved the quality of our products, thus, lowering the repair and remake rate. We anticipate continued improvement, but the reduction will slow as we approach what we believe will be the lowest rate possible.

Gross margin should continue to improve in part as a result of the increase in retail sales as a percentage of net sales, which carries a higher gross margin than our wholesale business. We also expect that competitive pricing and the shift to more business with buying groups and consolidators and lower priced devices will continue to put pressure on our selling prices and gross margin in our wholesale business. If we are able to continue to introduce new products on a periodic basis, we are hopeful that we can maintain our overall average selling price. This, in combination with expected reduced purchased component and assembly costs, lower sales return rates and the mix to more BTE devices should result in our gross margin improving slightly in 2008.

2006 Compared With 2005

Gross profit from continuing operations of $60,887 in 2006 was up 10.5% from last year’s level of $55,125 mainly as a result of increased net sales, which were up 6% year-over-year, and gross margin increased to 57.7% in 2006 from 55.6% in 2005. The gross margin increase principally resulted from lower return rates for some of our products, the increase in the number of units, cost reductions primarily from outsourcing our products to lower cost locations and increased selling prices in Germany. We experienced a shift to standard products from custom products, which generally carry a higher margin.

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

Gross profit relating to our discontinued operations segment (Tympany) of $2,046 in 2006 was up 85.7% from $1,102 in 2005 mainly as a result of an asset impairment charge in 2005 of $694 pertaining to the write-down of intellectual property, which had been recorded upon the acquisition of our Tympany operation in December 2004 and the recognition of $2,065 in very low margin deferred revenue on the upgrade previously mentioned.

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

Selling, general and administrative expense in dollars and as a percent of sales by reportable operating segment by year was as follows:

	2007		2006		2005
Continuing operations
Hearing aids:
North America	$32,439	69.4%	$23,457	56.2%	$22,133	59.2%
Europe	19,897	39.4	16,629	39.9	17,446	40.3
Rest-of-world	15,405	61.0	13,062	59.3	11,838	64.2

Total	$67,741	55.3	$53,148	50.4	$51,417	51.9

Discontinued operations
Total	$373	114.8	$2,384	68.4	$6,065	102.5

The following chart reflects the components of the growth in selling, general and administrative expense for the years ended December 31, 2007 and 2006.

	North America				Europe				Rest-of-world
	2007	%	2006	%	2007	%	2006	%	2007	%	2006	%
Operating Expense
Prior Year	$23,457		$22,133		$16,629		$17,446		$13,062		$11,838
Organic Growth	2,298	10%	531	2%	1,924	12%	(942)	(6)%	657	5%	1,255	11%
Acquisitions	6,560	28%	664	3%	—	0%	—	0%	238	2%	117	0%
Foreign Currency	124	0%	129	1%	1,344	8%	125	1%	1,448	11%	(148)	(1)%

Current Year	$32,439	38%	$23,457	6%	$19,897	20%	$16,629	(5)%	$15,405	18%	$13,062	10%

2007 Compared with 2006

Selling, general and administrative expense from continuing operations was $67,741, in 2007, an increase of $14,593, or 27.5%, from selling, general and administrative expense of $53,148 in 2006.

Selling general and administrative expenses increased in North America because of legal costs and a settlement of a patent infringement lawsuit totaling approximately $1,500 and an increase in marketing and selling costs for the launch of the Velocity product line. We expect a lower organic growth rate in North America operating expenses in 2008.

European selling, general and administrative expenses increased for the year ended December 31, 2007 from 2006 principally as a result of severance and related costs of approximately $625, targeted marketing and selling programs, the translation of foreign currency into U.S. dollars and additional headcount to support the increase in sales and customer service. These were partially offset by a reduction of a liability recorded in 2006 for a judgment on a lawsuit. In 2006, we recorded €465 (approximately $624) for a legal judgment against the company. However, this judgment was appealed and, during 2007, this amount was reduced by approximately $336 as a result of a settlement.

Rest-of-world selling, general and administrative expense increased for the year ended December 31, 2007 from year ended December 31, 2006 resulting from increased retail related expenses pertaining to targeted marketing programs, an acquisition, expenses related to opening new stores, and the translation of foreign currency into U.S. dollars.

Selling, general and administrative expense from discontinued operations was $373 in 2007, a decrease of $2,011, or 84.4%, from selling, general and administrative expenses in 2006. This decrease was the result of sale of our Auditory Testing Equipment division (Tympany) on February 20, 2007.

2006 Compared with 2005

Selling, general and administrative expense from continuing operations was $53,148, in 2006, an increase of $1,731, or 3.4%, from selling, general and administrative expense of $51,417 in 2005 while selling general and administrative expenses as a percentage of sales improved in all reportable segments from 2005 to 2006. The increase in selling, general and administrative expenses from 2005 to 2006 was primarily the result of targeted marketing and selling programs and opening and acquiring retail locations and increased stock based compensation expense. In North America, we spent more on our customers in the form of cooperative advertising, and launch related activities for the ion and the Balance family of products. European selling, general and administrative expenses decreased from 2005 to 2006 principally as a result of benefits from the restructuring activities that were undertaken in the second half of 2005. However, spending increased in the latter half of 2006 as a result of targeted marketing and selling programs. Year-over-year increases in Rest-of-world selling, general and administrative expense of $1,224 resulted from increased retail related expenses pertaining to targeted marketing programs, our third quarter acquisition, and expenses related to opening new stores.

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

2007 Compared with 2006

Research and development expense of $8,547, or 7.0% of net sales, in 2007 increased 10.2% when compared to the research and development expense of $7,759, or 7.4% of net sales, in 2006. The increase is a result of accelerated development efforts, including expanded outsourcing efforts to get new products to market with more features. This decrease as a percentage of sales is due to the incremental sales growth. Research and development expense of $121 from our Auditory Testing Equipment division (Tympany) was reclassified to discontinued operations. We expect research and development expense to increase in dollars, but to decrease as a percentage of sales in 2008.

2006 Compared with 2005

Research and development expense of $7,759, or 7.4% of net sales, in 2006 remained at the same level as the research and development expense of $7,785, or 7.9% of net sales, in 2005. This decrease in the percentage of sales is due to the incremental sales growth. Research and development expense of $1,014 from our Auditory Testing Equipment division (Tympany) was reclassified to discontinued operations.

Asset Impairments. During the third quarter 2005, the lack of progress toward profitability, a changing business model and the termination and departure of the management team at Tympany, resulted in us performing an impairment analysis of the

Tympany operation (auditory testing equipment segment). This analysis resulted in asset impairments of $4,227 related to goodwill and $1,528 related to definite-lived intangibles, which caused goodwill to be completely written-off and definite-lived intangibles to be reduced to their estimated fair value of $1,495. Additionally, as a result of this impairment and Tympany’s operating results not meeting financial objectives in the fourth quarter 2005, we recorded an additional impairment charge of $500 related to the fourth quarter 2005 earn-out. In 2006, we recorded impairment related to this acquisition obligation of $635. The fourth quarter 2006 earn-out of $290 was capitalized as additional purchase consideration. As a result of the sale of Tympany in February 2007, earnout obligations under the Company’s original acquisition agreement of December 2004 will be paid to us by the acquirer and we will forward these payments to the previous Tympany shareholders to satisfy our obligation. The contingent consideration period ended on December 31, 2007. These asset impairment related charges have been reported as discontinued operations in the consolidated statement of operations.

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

We utilized a third-party valuation firm to assist with our evaluation of the value of our reporting units. Impairment tests involved the use of both estimates of market value of our operating units as well as discounted cash flow analysis based on market rates. There were no asset impairments in 2007 or 2006.

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

2007 Compared with 2006

Other income was $853 in 2007 compared to $1,013 in 2006. The decrease was principally a result of an increase in interest expense for loans payable related to our 2007 and 2006 retail acquisitions, a decrease in the gain on foreign currency, partially offset by an increase in interest income because of higher average investment balances and higher average interest rates earned on cash balances and loans to certain customers.

2006 Compared with 2005

Other income was $1,013 in 2006 compared to $206 in 2005. The increase was principally a result of an increase in interest income from investing the $11,082 proceeds of the Private Investment in a Public Equity transaction completed in August 2006 and higher foreign currency exchange rate gains, partially offset by a slight increase in interest expense.

Income Taxes Provision (Benefit). Provision (benefit) is made for taxes on pre-tax income (loss). In some jurisdictions net operating loss carry-forwards reduce or offset tax provisions.

2007 Compared with 2006

Tax expense from continuing operations of $977 in 2007 is primarily a result of taxable income generated in foreign locations, amortization of goodwill for tax purposes, and state taxes in the U.S. This compared to a tax expense of $577 in 2006 as a result of income generated in a foreign location and state taxes. In 2007, we reduced our net deferred tax liabilities and recorded an income tax benefit of $64 as a result of changes in German income tax rates which are effective for periods beginning January 1, 2008. The effective income tax rate in 2007 was 53.5% which is a result of the mix of profitability by country and having valuation allowances recorded against the Company’s deferred tax assets in certain jurisdictions. Income taxes in the U.S. and various foreign locations have been largely negated by our net operating loss carryforwards. Net operating loss carryforwards available to offset future taxable income as of December 31, 2007 were $21,745 in the U.S. and $12,942 outside the U.S. We continue to maintain a full valuation allowance on our U.S. and all of our non-U.S. deferred income tax assets with the exception of Denmark and Germany, and we periodically assess the realization of these deferred income tax assets in these countries.

2006 Compared with 2005

Tax expense from continuing operations of $577 in 2006 is primarily a result of taxable income generated in a foreign location and state taxes in the U.S. This compared to a tax benefit of $1,019 in 2005 as a result of a significant pre-tax loss. The effective income tax rate in 2006 was 58.1% which is a result of a foreign legal judgment that is capitalized for tax purposes, but expensed for book purposes, and the mix of profitability by country. Income taxes in the U.S. and various foreign locations have been largely negated by our net operating loss carry-forwards. The U.S. tax provision in 2006 resulted primarily from state taxes. Net operating loss carry-forwards available to offset future taxable income as of December 31, 2006 were $21,660 in the U.S. and $9,611 outside the U.S. As of December 31, 2006, we had a full valuation allowance on our U.S. and all of our non-U.S. deferred income tax assets with the exception of Denmark and Germany. Net operating loss carry-forwards from discontinued operations were $13,283 at December 31, 2006 and were transferred to the new owners.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities from continuing operations was $1,539 in 2007. Positive cash flow resulted from net income of $848 and was positively affected by certain non-cash expenses including depreciation and amortization of $4,530, stock-based compensation of $1,436, and amortization of imputed interest of $266, partially offset by foreign currency gains of $369 and deferred income taxes of $22. Positive cash flow also resulted from a decrease in other assets of $284. Partially offsetting these positive cash flow items was a decrease in accounts payable, accrued expenses and deferred revenue of $1,814; an increase in inventory of $1,841 which was primarily the result of an inventory build for safety stock and new product launches; an increase in accounts receivable of $1,365 which was the result of increased sales in 2007 over 2006 and to slower payments in Europe in 2007; and withholding taxes remitted on share-based awards of $414.

Net cash used in operating activities from discontinued operations was $160 in 2007.

Net cash provided by operating activities from continuing operations was $5,008 in 2006. Positive cash flow resulted from net income of $416 and was positively affected by certain non-cash expenses including depreciation and amortization of $3,988, stock-based compensation of $894, deferred income taxes of $24 and amortization of imputed interest on notes payable of $13, partially offset by foreign currency gains of $443. Positive cash flow also resulted from increases in accounts payable, accrued expenses and deferred revenue of $4,298 which was primarily the result of focusing on improving working capital in 2006. These positive cash flow items were partially offset by an increase in accounts receivable of $3,431 which was the result of increased sales in the fourth quarter of 2006 over 2005 and to slower payments in Europe in 2006, an increase in inventory of $529 which was primarily the result of an inventory build for new product launches and the need to keep more finished goods as a result of the shift in sales to standard products from custom, withholding taxes remitted on share-based awards of $182, and an increase in other assets of $40.

Net cash used in operating activities from discontinued operations was $1,188 in 2006.

Net cash provided by operating activities for continuing operations was $1,622 in 2005. The net loss from continuing operations of $6,936 was positively affected by certain non-cash expenses including depreciation and amortization of $4,649, stock-based compensation of $336, foreign currency losses of $700, deferred income taxes of $263 and asset impairment charges of $1,256. The positive cash flow was also offset from an increase in accounts receivable of $449 and an increase in inventory of $1,091. The increase in inventory was primarily the result of an inventory build for new product launches. These negative cash flow items were partially offset by cash provided by increases in accounts payable, accrued expenses and deferred revenue of $2,873 and a decrease in other assets of $21. The increase in accounts payable, accrued expenses and deferred revenue was primarily the result of the net accrued earn-out to the former owners of Tympany.

Net cash used in operating activities from discontinued operations was $7,476 in 2005.

Net cash used in investing activities from continuing operations of $3,618 in 2007 resulted from the purchase of property and equipment of $2,524, net customer advances of $741, and payments relating to acquisitions of businesses and contingent consideration of $7,342, partially offset by proceeds from marketable securities of $6,989.

Net cash provided by investing activities from discontinued operations was $1,067 in 2007 which primarily represented collections on the note receivable related to of the sale of Tympany.

Net cash used in investing activities from continuing operations of $12,984 in 2006 resulted from the purchase of marketable securities of $9,838, the purchase of property and equipment of $3,209, net customer advances of $1,854, and payments relating to acquisitions of businesses and contingent consideration of $932, partially offset by proceeds from the sale of marketable securities of $2,849.

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

Net cash provided by financing activities from continuing operations of $3,210 in 2007 resulted from stock option exercises of $3,296, net proceeds from a decrease in restricted cash, cash equivalents and marketable securities of $1,318, and withholding taxes received on share-based awards of $414. These positive cash flow items were partially offset by principal loan payments of $1,818.

Net cash provided by financing activities from continuing operations of $13,832 in 2006 resulted from the net proceeds related to the placement of 3,200 shares with private investors of $11,082, stock option exercises of $2,210, net proceeds from a decrease in restricted cash, cash equivalents and marketable securities of $1,611, and withholding taxes received on share-based awards of $182. These positive cash flow items were partially offset by principal loan payments of $1,253.

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

Our cash and marketable securities, including restricted amounts, totaled $20,684 as of December 31, 2007. In 2008, we may use cash to fund acquisitions of complementary businesses and technologies and to make customer loans. We believe that our cash and marketable securities balance will be adequate to meet our operating, working capital and investment requirements for 2008.

Commitments. Our contractual obligations as of December 31, 2007 were as follows:

		For the years ending December 31,
	Total	2008	2009 – 2010	2011 – 2012	After 2012
Long-term debt including interest	$11,756	$5,616	$5,751	$389	$—
Operating leases	9,481	3,837	4,066	1,519	59
Payable to former owners of Tympany	417	417	—	—	—
Purchase commitments	3,548	3,548	—	—	—
Minimum royalty payments	355	55	120	120	60

Total	$25,557	$13,473	$9,937	$2,028	$119

As of December 31, 2007, we had unrecognized tax benefits of $291 of which $243 is recorded as a current liability and which could result in cash outlays in the event of unfavorable taxing authority rulings.

In connection with our retail acquisitions, we generally issue non-interest bearing promissory notes that provide for additional payments on the first and second anniversary dates following the closing date. In 2007, we issued $5,873 in non-interest bearing promissory notes relating to retail acquisitions with $3,394 due in 2008 and $2,479 due in 2009.

Recent Accounting Pronouncements In September 2006, the Financial Accounting Standards Board (“FASB”) issued No. 157 Fair Value Measurements. This standard establishes a framework for measuring fair value and also requires additional disclosures about fair value measurements. The standard applies to assets and liabilities that are carried at fair value on a recurring basis. On February 12, 2008, FSP FAS157-2 was issued delaying the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We anticipate that SFAS No. 157 will not have a material impact on our financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS No. 157. We anticipate that SFAS No. 159 will not have a material impact on our financial statements.

On December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” effective for fiscal years beginning after December 15, 2008. This standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

Also on December 4, 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” effective for fiscal years beginning after December 15, 2008. This standard requires all entities to report non-controlling (minority) interests in subsidiaries in the same way – as equity in the consolidated financial statements. We are in the process of determining the impact, if any, that the adoption of SFAS No. 160 will have on our financial statements.

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

Warranty Accruals

Our products are sold with warranties that require us to remedy deficiencies in quality or performance over specified periods of time, typically one to three years depending upon product and geography. We analyze the amount of historical warranty by geography, and by product family, as appropriate, when evaluating the adequacy of the accrual. Warranty costs are mainly affected by product failure rates, the cost of material and labor necessary to service the product and the cost of shipping the product to and from our customers. If actual product failure rates or repair and remake costs differ from our estimates, revisions to the warranty accrual will be required.

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

Income Taxes

The relative proportions of our domestic and foreign income directly affect our effective income tax rate. We are also subject to changing tax laws in the multiple jurisdictions in which we operate. As of December 31, 2007, we had a valuation allowance against certain deferred income tax assets of $17,045 and a net deferred income tax liability totaling $342. We currently do not believe it is more likely than not that our results of future operations will generate sufficient taxable income to utilize our deferred income tax assets in certain tax jurisdictions. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, and if we determine we would be able to realize all or part of our net deferred income tax assets in the future, we would adjust the valuation allowance in the period we make that determination. We do not provide for U.S. income taxes on the earnings of our foreign subsidiaries because they are considered permanently invested outside of the U.S.

FORWARD–LOOKING STATEMENTS

This Form 10-K, which should be read in conjunction with the consolidated financial statements and related notes, contains forward-looking statements that involve risks and uncertainties. These statements refer to our future results, plans, objectives, expectations and intentions including statements regarding: the market for hearing aids is very large and has substantial unmet needs; demographic trends accelerating the growth in the size of the hearing impaired population and growth in hearing aid sales; we seek to protect our intellectual property; we seek foreign patent protection for our more significant patents in our more significant markets; we continue to work on both product improvements and new product developments and we expect to continue both activities in the future; our planned launch of new products in 2008; we have developed patented Digital Signal Processing (“DSP”) technologies based on what we believe is an advanced understanding of human hearing; DSP chips are manufactured by a single supplier; reliance on a few suppliers; we also rely on a limited number of contractors for certain development projects and assembly operations and are subject to their performance, over which we have little control; we intend to use product improvements and new product development to enhance our competitive position in the market; we have packaged our proprietary technologies into a broad line of digital hearing aids that we believe offer superior sound quality, smaller size, enhanced personalization and increased reliability at competitive prices; our success depends in large part on our proprietary technology; we can compete effectively; we rely on a combination of patents, copyrights, trademarks, trade secrets, confidential procedures and licensing arrangements to establish and protect our proprietary technology; two patents to be filed in the near future; we intend to defend our position in regards to several pending legal proceedings; we do not expect that the resolution of known legal actions other than those described will have a material adverse effect on our results of operations; we believe that negative market penetration factors will decrease in importance in the future because we expect the stigma aspect to decrease as improvements in technology make the devices smaller, less conspicuous and more comfortable and as hearing loss becomes more prevalent in society; we believe that the growth of the hearing impaired will be significant in the future; for us to be successful, we need to develop and acquire distribution capacities; our belief that the open ear products are becoming popular and that the market is growing rapidly; our belief that Velocity has breakthrough algorithms; we believe we have the only digital noise reduction algorithm that has been clinically proven to improve speech intelligibility with background noise present; ion reduces the occlusion effect (the “plugged up” sensation that hearing aid wearers may encounter); our Velocity and ion 200 products are among the smallest custom and behind-the-ear products available today; we are expanding the use of customer advances in situations where customers are seeking to grow their businesses; we believe that developing and maintaining strong relationships with hearing care professionals is a critical aspect of our sales and marketing strategy; we aim to deliver superior customer service and sales and marketing support to hearing care professionals; we may be unable to retain our current customers, and we may be unable to recruit replacement or additional customers; we may not be able to compete effectively with these companies; we believe that some combination of wholesale and direct-to-consumer will continue to be critical for us in certain geographies; we are actively pursuing acquisitions of retail hearing aid practices; retail computer systems will allow us to improve operational reporting and reduce headcount in 2008; in the near future, we will see an improvement in net income as a result of obtaining sufficient volume to cover the acquisition and integration costs; we anticipate acquiring distribution in 2008 with our cash and marketable securities; we believe it is important to have a number of product families to provide our customers with pricing flexibility; we have planned a number of initiatives to restart growth in the North American market. The success of these initiatives depends on two factors; one is the initiatives themselves and the second is the U.S. economy; we believe the hearing impaired consumer is prone to delay the purchase of a hearing aid if there is significant uncertainty about the U.S. economy; we anticipate most, if not all of our growth in 2008, will come from acquisitions; we acquired clinics in 2007 and anticipate improvement in operating results from these acquisitions; sales will improve because our revenue pipeline ordinarily takes 30 to 45 days to fill; we have a number of products slated for launch in 2008 which will improve our competitiveness because a number of these will fill the small remaining gaps in our product line; our goal is to be the hearing aid provider of choice to customers who value unparalleled levels of service and quality, innovative products and competitive pricing; in 2008, we expect to continue to focus on expanding distribution channels, increasing sales, enhancing customer service, improving product quality, launching new products, and improving operational efficiency; we believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations; in 2008, we will be primarily focusing on increasing advertising in those countries where we work directly with the hearing impaired consumer; we anticipate continued improvement in warranty expense, but the reduction will slow as we approach what we believe will be the lowest rate possible; gross margin should continue to improve in part as a result of the increase in retail sales as a percentage of net sales, which carries a higher gross margin than our wholesale business; we also expect that competitive pricing and the shift to more business with buying groups and consolidators and lower priced devices will continue to put pressure on our selling prices and gross margin in our wholesale business; if we are able to continue to introduce new products on a periodic basis, we are hopeful that we can maintain our overall average selling price; this, in combination with expected reduced purchased component and assembly costs, lower sales return rates and the mix to more BTE devices should result in our gross margin improving slightly in 2008; we expect a lower organic growth rate on North America operating expenses in 2008; we expect research and development expense to increase in dollars, but to decrease as a percentage of sales in 2008; we periodically assess the realization of deferred income tax assets in certain countries; net operating loss carryforwards available to offset future taxable income as of

December 31, 2007 were $21,745; we believe that our cash and marketable securities will be adequate to meet our operating, working capital and investing requirements for 2008; as a result of the sale of Tympany, effective February 2007, earn-out obligations under the Company’s original acquisition agreement of December 2004 will be paid to us by the acquirer and we will forward these payments to the previous Tympany shareholders to satisfy our obligation; and therefore we are only subject to the credit risk of the buyer; we do not anticipate that the adoption of SFAS No. 157 and SFAS No. 159 will have a material effect on our financial statements; and we cannot estimate the affect of the uncertainty of exchange rate fluctuations and the varying performance of our foreign subsidiaries on our future business, results of operations and financial condition; we are in the process of determining the impact, if any, that the adoption of SFAS No. 160 will have on our financial statements. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements.

Factors that could contribute to these differences include, but are not limited to, the following risks: we rely on a combination of patent, copy rights and trademarks, trade secrets, confidentiality procedures and licensing arrangements to establish and protect our proprietary technology; any failure to maintain our ISO 13485 certification or CE mark for our hearing aid products could significantly reduce our net sales and operating results; each of our two proprietary digital signal processing chips that we use in our production today, and our planned launches in 2008, are manufactured by a single supplier; we have a history of losses and negative cash flow; we face aggressive competition in our business, mainly from five substantially larger competitors; our financial results may fluctuate significantly, which may cause our stock price to decline; we may be required to spend significant resources to monitor and police our intellectual property rights; further consolidation of our competitors could produce stronger competitors; we have made a number of acquisitions and could make additional acquisitions, which could be difficult to integrate, disrupt our business, dilute the equity of our stockholders and harm our operating results; if we fail to maintain effective internal controls, we may not be able to report our financial results or prevent fraud; the loss of any large customer or a reduction in orders from any large customers could reduce our net sales and could harm operating results; we rely on several suppliers and contractors, and our business will be harmed if these suppliers and contractors are not able to meet our requirements; we have high levels of product returns, remakes and repairs, and our net sales and operating results will be lower if these levels increase; if we fail to develop new and innovative products, our competitive position will suffer, and if our new products are not well accepted, our net sales and operating results will suffer; because of the complexity of our products, there may be undiscovered errors or defects that could harm our business or reputation; if we are subject to litigation and infringement claims, they could be costly and disrupt our business; we may be unable to adequately protect or enforce our proprietary technology, which may result in its unauthorized use or reduced sales or otherwise reduce our ability to compete; intellectual property rights may also be unavailable or limited in some foreign countries; our pending patent and trademark registration applications may not be allowed or competitors may challenge the validity or scope of these registrations; our patents may not provide us with a significant competitive advantage; we must also maintain compliance with federal, state; we are dependent on international operations, which exposes us to a variety of risks that could result in lower sales and operating results; complications may result from hearing aid use, and we may incur significant expense if we are sued for product liability; if we fail to comply with U.S. Food and Drug Administration regulations or various sales-related laws, we may suffer fines, injunctions or other penalties; there may be sales of our stock by our directors and officers, and these sales could cause our stock price to fall; and provisions in our charter documents, our shareholders rights plan and Delaware law may deter takeover efforts that shareholders feel would be beneficial to shareholder value. These factors are discussed in detail in the section titled, “Factors That May Affect Future Performance” included in Item 1 of this Form 10-K. Investors should understand that it is not possible to predict or identify all such factors that could cause actual results to differ from expectations, and we are under no obligation to update these factors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (in thousands)

Interest Rate Risk. We generally invest our cash in money market funds and corporate debt securities that are subject to minimal credit and market risk considering that they are short-term (expected maturities of 18 months or less from date of purchase) and provided that we hold them to maturity, which is our intention. As of December 31, 2007, we had $11,357 held in commercial money market instruments that carry an effective fixed interest rate of 4.6% and $4,784 in long-term debt which carries an interest rate applicable to the loan of 5.69% (the EURIBOR rate plus 1.0%). A hypothetical one percentage point change in interest rates would not have had a material effect on our results of operations and financial position. The interest rates on our customer advances approximates the market rates for comparable instruments and are fixed. Given current interest rates, we believe the market risks associated with these financial instruments are minimal.

Derivative Instruments. We may enter into readily marketable forward contracts with financial institutions to minimize the short-term impact of foreign currency fluctuations on certain intercompany balances. We do not enter into these contracts for trading or speculation purposes. Gains and losses on the contracts are included in the results of operations and offset foreign exchange gains or losses recognized on the revaluation of certain intercompany balances. Our foreign exchange forward contracts generally mature one to three months from the contract date. No such contracts were entered into in 2007 and 2006.

Foreign Currency Risk. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S., and from intercompany account balances between our U.S. parent and our non-U.S. subsidiaries. In 2007, approximately 64% of our net sales and 50% of our operating expenses were denominated in currencies other than the U.S. dollar. Inventory purchases were transacted in U.S. dollars. The local currency of each foreign subsidiary is considered the functional currency, and revenue and expenses are translated at average exchange rates for the reported periods. Therefore, our foreign sales and expenses will be higher in a period in which there is a weakening of the U.S. dollar and will be lower in a period in which there is a strengthening of the U.S. dollar. The Australian dollar, Euro, and Canadian dollar are our most significant foreign currencies. Given the uncertainty of exchange rate fluctuations and the varying performance of our foreign subsidiaries, we cannot estimate the affect of these fluctuations on our future business, results of operations and financial condition. Fluctuations in the exchange rates between the U.S. dollar and other currencies could effectively increase or decrease the selling prices of our products in international markets where the prices of our products are denominated in U.S. dollars. We regularly monitor our foreign currency risks and may take measures to reduce the impact of foreign exchange fluctuations on our operating results. To date, we have not used derivative financial instruments for hedging, trading or speculating on foreign currency exchange, except to hedge intercompany balances in certain years prior to 2006.

Average currency exchange rates to convert one U.S. dollar into each local currency for which we had sales of over $5,000 in 2007 were as follows:

	2007	2006	2005
Australian dollar	1.20	1.33	1.31
Euro	0.73	0.80	0.80
Canadian dollar	1.07	1.13	1.21

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statement information is set forth in Item 15 of this Form 10-K. Supplementary data is set forth in Item 6 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Evaluation of Disclosure Controls and Procedures. As of December 31, 2007, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Exhibits 31.1 and 31.2 of this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is made known to management, including our Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our published financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s Internal Control over Financial Reporting which is included in this annual report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding Section 16(a) compliance, the Audit Committee, the Company’s Code of Ethics for Principal Executive and Senior Financial Officers and background of the directors set forth under the captions “Share Ownership by Certain Beneficial Owners and Management,” “Governance of the Company,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive Proxy Statement for the May 8, 2008 Annual Meeting of Stockholders to be filed within 120 days after our fiscal year end of December 31, 2007 (“Proxy Statement”) is hereby incorporated by reference. Information concerning our executive officers is set forth in Part I, Item 1 of this Form 10-K.

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

3. EXHIBITS

Exhibit Number	Exhibit Description
2.1(7)	Sale and Purchase Agreement Between the Selling Shareholders of Sanomed Handelsgesellschaft mbH and PALME Verwaltungsgesellschaft mbH and the registrant.

2.2(8)	Agreement and Plan of Reorganization By and Among the registrant, Saxophone Merger Sub, Inc., Saxophone Acquisition Corporation, Tympany, Inc., the Shareholders of Tympany, Inc. and the Shareholder Representative.

3.2(1)	Amended and Restated Bylaws and Articles of Incorporation of the registrant.

10.1(1)	Form of indemnification agreement entered into by the registrant with its directors and executive officers.

10.2(5)	2000 Stock Plan and form of agreements thereunder.

10.3(4)	2000 Employee Stock Purchase Plan.

10.4(3)	Preferred Stock Rights Agreement dated as of March 27, 2001 between the registrant and American Stock Transfer & Trust Company.

10.5(1)	Amended and Restated License Agreement dated March 21, 2000 between the registrant and Brigham Young University.

10.6(1)	Amended and Restated Exclusive License Agreement dated March 21, 2000 between the registrant and Brigham Young University.

10.7(2)	Subscription Agreement between K/S HIMPP and the registrant dated September 13, 2000.

10.8(2)	Patent License Agreement between K/S HIMPP and the registrant dated September 13, 2000.

10.9(1)	Lease Agreement dated April 28, 1999 between the registrant and 2795 E. Cottonwood Parkway, L.C.

10.10(6)	Amendment to Lease Agreement dated April 28, 1999 between the registrant and 2795 E. Cottonwood Parkway, L.C.

10.11(11)	Employment Agreement dated as of November 1, 2005 between the registrant and Andrew G. Raguskus.

10.12(11)	Employment Agreement dated as of October 27, 2005 between the registrant and Samuel L. Westover

10.13(12)	Letter Agreement dated July 6, 2000 between the registrant and Jerry L. DaBell

10.14 #	Management Bonus Program for 2008.

10.15 (13)	Management Continuity Agreement (Amended May 12, 2006).

10.16 (14)	Settlement Agreement and Release, signed July 25, 2006, between the Company and Stephen L. Wilson.

10.17 (14)	Form of Securities Purchase Agreement (incorporated by reference to the current report on Form 8-K, filed on August 17, 2006).

10.18 (14)	Form of Registration Rights Agreement (incorporated by reference to the current report on Form 8-K, filed on August 17, 2006).

10.19 (14)	Sales Plan Termination and Lock-Up signed September 9, 2006 (incorporated by reference to the current report on Form 8-K, filed September 13, 2006).

10.20 (15)	Sale and Purchase Agreement between the Registrant and Tympany Holding, LLC, dated February 20, 2007.

10.21(16)	Loan and Security Agreement with Silicon Valley Bank (filed on our Form 8-K on April 18, 2007 and incorporated by reference herein).

10.22(17)	Asset Purchase Agreement with American Hearing, LLC and Digi-Tech, LLC (filed on our Form 8-K on June 7, 2007 and incorporated by reference herein).

10.23(18)	Completion of Acquisition with American Hearing, LLC and Digi-Tech, LLC (filed on our Form 8-K on August 10, 2007 and incorporated by reference herein).

10.24(19)	Asset Purchase Agreement with Hearing Associates of Pensacola, P.A. (filed on our Form 8-K on October 11, 2007 and incorporated by reference herein).

10.25(20)	Completion of Acquisition with Hearing Associates of Pensacola, P.A. (filed on our Form 8-K/A on December 19, 2007 and incorporated by reference herein).

10.26(21)	Settlement with Energy Transportation Group, Inc. (filed on our Form 8-K on October 17, 2007 and incorporated by reference herein).

21.1	Subsidiaries of the registrant.

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (file no. 333-30566), as amended.
(2)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(3)	Incorporated by reference from the registrant’s Registration Statement on Form 8-A filed on April 16, 2001.
(4)	Incorporated by reference from the registrant’s Registration Statement on Form S-8 filed on August 16, 2002.
(5)	Incorporated by reference from the registrant’s Registration Statement on Form S-8 filed on August 30, 2002.
(6)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(7)	Incorporated by reference from the registrant’s Form 8-K current report filed on May 29, 2003.
(8)	Incorporated by reference from the registrant’s Form 8-K Current Report filed on December 10, 2004.
(9)	(not used).
(10)	(not used).
(11)	Incorporated by reference from the registrant’s Form 8-K Current Report filed on November 2, 2005.
(12)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(13)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(14)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(15)	Incorporated by reference from the registrant’s Form 8-K Current Report filed February 20, 2007.
(16)	Incorporated by reference from the registrant’s Form 8-K Current Report filed April 18, 2007.
(17)	Incorporated by reference from the registrant’s Form 8-K Current Report filed June 7, 2007.
(18)	Incorporated by reference from the registrant’s Form 8-K Current Report filed August 10, 2007.
(19)	Incorporated by reference from the registrant’s Form 8-K Current Report filed October 11, 2007.
(20)	Incorporated by reference from the registrant’s Form 8-K/A Current Report filed December 19, 2007.
(21)	Incorporated by reference from the registrant’s Form 8-K Current Report filed October 17, 2007.
#	Designates a management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)	EXHIBITS

See Item 15(a) 3.

(c)	FINANCIAL STATEMENT SCHEDULE

See Item 15(a) 2.

Sonic Innovations, Inc.

Schedule II—Valuation and Qualifying Accounts

The following schedule depicts all valuation and qualifying accounts net of our discontinued operation (Tympany):

	Year	Beginning balance	Additions	Deductions	Ending balance
Allowance for sales returns	2007	$3,463	$13,884	$14,958	$2,389
	2006	3,393	13,712	13,642	3,463
	2005	2,735	14,367	13,709	3,393
Allowance for doubtful accounts	2007	1,211	989	460	1,740
	2006	1,561	407	757	1,211
	2005	1,561	225	225	1,561
Accrued restructuring	2007	184	—	184	—
	2006	1,744	—	1,560	184
	2005	—	2,828	1,084	1,744
Accrued warranty	2007	6,063	4,786	5,600	5,249
	2006	4,871	5,289	4,097	6,063
	2005	4,500	4,875	4,504	4,871
Inventory reserves (1)	2007	1,201	1,198	1,198	1,201
	2006	1,222	908	929	1,201
	2005	1,553	1,166	1,497	1,222
Deferred income tax asset valuation allowance	2007	16,639	977	571	17,045
	2006	15,259	1,917	537	16,639
	2005	13,324	2,736	801	15,259

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Sonic Innovations, Inc.:

Under date of March 17, 2008, we reported on the consolidated balance sheets of Sonic Innovations, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, which are included in the Sonic Innovations, Inc. Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 13 to the consolidated financial statements, effective January 1, 2007, Sonic Innovations, Inc. adopted Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes. As discussed in Notes 2 and 14 to the consolidated financial statements, effective January 1, 2006, Sonic Innovations, Inc. adopted Statement of Financial Accounting Standards No. 123(R) Accounting for Stock-Based Compensation.

KPMG LLP

Salt Lake City, Utah

March 17, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIC INNOVATIONS, INC.

Date: March 17, 2008	By:	/s/ SAMUEL L. WESTOVER
Samuel L. Westover
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ MICHAEL M. HALLORAN
Michael M. Halloran
Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ SCOTT O. LINDEMAN
Scott O. Lindeman
Vice President and Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers on behalf of the registrant on March 17, 2008.

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
Executive Chairman of the Board of Directors

By:	/s/ KEVIN J. RYAN
Kevin J. Ryan, Director

By:	/s/ LAWRENCE C. WARD
Lawrence C. Ward, Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Sonic Innovations, Inc.:

We have audited the accompanying consolidated balance sheets of Sonic Innovations, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Innovations, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sonic Innovations, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Notes 2 and 13 to the consolidated financial statements, effective January 1, 2007, Sonic Innovations, Inc. adopted Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes. As discussed in Notes 2 and 14 to the consolidated financial statements, effective January 1, 2006, Sonic Innovations, Inc. adopted Statement of Financial Accounting Standards No. 123(R) Accounting for Stock-Based Compensation.

KPMG LLP

Salt Lake City, Utah

March 17, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Sonic Innovations, Inc.:

We have audited Sonic Innovations, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sonic Innovations Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Sonic Innovations, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Sonic Innovations, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sonic Innovations, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 17, 2008, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Salt Lake City, Utah

March 17, 2008

SONIC INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$15,214	$12,690
Marketable securities	—	6,989
Restricted cash, cash equivalents and marketable securities	5,470	6,773
Accounts receivable, net	21,996	18,932
Inventories	13,451	10,475
Assets held for sale, short-term	—	2,584
Prepaid expenses and other	3,336	2,386

Total current assets	59,467	60,829
Property and equipment, net	8,267	8,265
Definite-lived intangible assets, net	7,700	3,077
Indefinite-lived intangible assets	9,188	8,271
Goodwill	35,949	25,464
Other assets	3,130	2,415

Total assets	$123,701	$108,321

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term loans	$5,227	$1,741
Payable for earn-out on acquisitions	417	993
Accounts payable	10,384	10,258
Accrued payroll and related expenses	4,428	3,943
Accrued restructuring	—	184
Accrued warranty	5,249	6,063
Deferred revenue	4,956	3,659
Liabilities associated with assets held for sale	—	1,225
Other accrued liabilities	5,420	4,406

Total current liabilities	36,081	32,472
Long-term loans, net of current portion	5,593	4,682
Deferred revenue, net of current portion	5,146	4,352
Other liabilities	648	911

Total liabilities	47,468	42,417

Commitments and contingencies (Notes 2, 4 and 12)
Shareholders’ equity:
Common stock, $0.001 par value; 70,000 shares authorized; 27,767 and 26,685 shares issued and outstanding, respectively	28	27
Additional paid-in capital	139,853	134,464
Accumulated deficit	(71,268)	(71,985)
Accumulated other comprehensive income	11,393	7,171
Treasury stock; 974 shares at cost	(3,773)	(3,773)

Total shareholders’ equity	76,233	65,904

Total liabilities and shareholders’ equity	$123,701	$108,321

See accompanying notes to consolidated financial statements.

SONIC INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2007	2006	2005
Net sales	$122,480	$105,492	$99,126
Cost of sales	45,220	44,605	44,001

Gross profit	77,260	60,887	55,125
Selling, general and administrative expense	67,741	53,148	51,417
Research and development expense	8,547	7,759	7,785
Asset impairment charge	—	—	1,256
Restructuring charge	—	—	2,828

Operating profit (loss)	972	(20)	(8,161)
Other income, net	853	1,013	206

Income (loss) before income taxes	1,825	993	(7,955)
Income tax provision (benefit)	977	577	(1,019)

Income (loss) from continuing operations	848	416	(6,936)
Loss from discontinued operations, net of income taxes	(131)	(1,996)	(12,672)

Net income (loss)	$717	$(1,580)	$(19,608)

Basic earnings (loss) per common share:
Continuing operations	$0.03	$0.02	$(0.32)
Discontinued operations	—	(0.09)	(0.60)

Net income (loss)	$0.03	$(0.07)	$(0.92)

Diluted earnings (loss) per common share:
Continuing operations	$0.03	$0.02	$(0.32)
Discontinued operations	—	(0.09)	(0.60)

Net income (loss)	$0.03	$(0.07)	$(0.92)

Weighted average number of common shares outstanding:
Basic	26,518	23,408	21,382

Diluted	27,570	23,932	21,382

See accompanying notes to consolidated financial statements.

SONIC INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid-in	Deferred Stock-based	Accumulated	Accumulated Other Comprehensive	Treasury	Total Shareholders’
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Stock	Equity
Balance, December 31, 2004	22,178	$22	$118,135	$(8)	$(50,797)	$7,524	$(3,773)	$71,103
Comprehensive loss:
Net loss	—	—	—	—	(19,608)	—	—	(19,608)
Foreign currency translation	—	—	—	—	—	(2,905)	—	(2,905)

Comprehensive loss								(22,513)
Exercise of stock options and employee stock purchase plan issuances	286	—	845	—	—	—	—	845
Restricted stock awards, net of forfeitures	—	—	1,598	(1,598)	—	—	—	—
Stock-based compensation	—	—	—	336	—	—	—	336

Balance, December 31, 2005	22,464	22	120,578	(1,270)	(70,405)	4,619	(3,773)	49,771
Comprehensive income:
Net loss	—	—	—	—	(1,580)	—	—	(1,580)
Foreign currency translation	—	—	—	—	—	2,552	—	2,552

Comprehensive income								972
Common stock private placement transaction, net of expenses of $918	3,200	3	11,079	—	—	—	—	11,082
Stock issuance for acquisition earn-out	224	1	974	—	—	—	—	975
Exercise of stock options	797	1	2,209	—	—	—	—	2,210
Change in accounting – adoption of SFAS 123R	—	—	(1,270)	1,270	—	—	—	—
Stock-based compensation	—	—	894	—	—	—	—	894

Balance, December 31, 2006	26,685	27	134,464	—	(71,985)	7,171	(3,773)	65,904
Comprehensive income:
Net Income	—	—	—	—	717	—	—	717
Foreign currency translation	—	—	—	—	—	4,222	—	4,222

Comprehensive income	—	—	—	—	—	—	—	4,939
Stock issuance in connection with an acquisition	61	—	610	—	—	—	—	610
Stock issuance for acquisition earn-out	5	—	48	—	—	—	—	48
Exercise of stock options	1,016	1	3,295	—	—	—	—	3,296
Stock-based compensation	—	—	1,436	—	—	—	—	1,436

Balance, December 31, 2007	27,767	$28	$139,853	$—	$(71,268)	$11,393	$(3,773)	$76,233

See accompanying notes to consolidated financial statements.

SONIC INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$717	$(1,580)	$(19,608)
Loss from discontinued operations, net of tax	131	1,996	12,672
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,530	3,988	4,649
Stock-based compensation	1,436	894	336
Foreign currency losses (gains), net	(369)	(443)	700
Deferred income taxes	(22)	24	263
Amortization of interest on long-term debt	266	13	—
Asset impairment	—	—	1,256
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,365)	(3,431)	(449)
Inventories	(1,841)	(529)	(1,091)
Other assets	284	(40)	21
Withholding taxes remitted on share-based awards	(414)	(182)	—
Accounts payable, accrued expenses and deferred revenue	(1,814)	4,298	2,873

Net cash provided by continuing operations	1,539	5,008	1,622
Net cash used in discontinued operations	(160)	(1,188)	(7,476)

Net cash provided by (used in) operating activities	1,379	3,820	(5,854)
Cash flows from investing activities:
Acquisitions of businesses and contingent consideration, net of cash acquired	(7,342)	(932)	(2,262)
Purchase of property and equipment	(2,524)	(3,209)	(2,234)
Payments for technology licenses	—	—	(375)
Customer advances, net	(741)	(1,854)	1,573
Purchase of marketable securities	—	(9,838)	—
Proceeds from sale of marketable securities	6,989	2,849	12,803

Net cash provided by (used in) continuing operations in investing activities	(3,618)	(12,984)	9,505
Net cash provided by (used in) discontinued operations in investing activities	1,067	(58)	(747)

Net cash provided by (used in) investing activities	(2,551)	(13,042)	8,758
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan issuances	3,296	2,210	845
Payments for pre-acquisition receivables payable to former owners of an acquired business	—	—	(5,136)
Purchase of restricted marketable securities used to collateralize letter of credit	—	—	(11,032)
Proceeds from maturity of restricted cash, cash equivalents and marketable securities used to collateralize letter of credit	1,318	1,611	13,973
Proceeds from the sale of common stock through a private placement, net of fees of $918	—	11,082	—
Withholding taxes received on share-based awards	414	182	—
Principal payments on long-term loans	(1,818)	(1,253)	(1,247)

Net cash provided by (used in) financing activities	3,210	13,832	(2,597)
Effect of exchange rate changes on cash and cash equivalents	486	226	(663)

Net increase (decrease) in cash and cash equivalents	2,524	4,836	(356)
Cash and cash equivalents, beginning of the year	12,690	7,865	8,221
Cash (reclassified to) assets held for sale and associated with discontinued operation	—	(11)	(523)

Cash and cash equivalents, end of the year	$15,214	$12,690	$7,342

Supplemental cash flow information:
Cash paid during the year for interest	$291	$296	$286
Cash paid (refunded) during the year for income taxes	(162)	40	3,490
Supplemental disclosure of acquisition related activity:
Fair value of assets acquired	$14,109	$2,127	$—
Liabilities assumed	(573)	(409)	—

Purchase consideration	13,536	1,718	—
Additional purchase consideration due to achievement of milestones	—	975	1,664
Common stock, notes payable and accrued consideration, net	(5,986)	(1,761)	598
Cash acquired in acquisitions	(208)	—	—

Acquisitions of businesses and contingent consideration, net of cash acquired	$7,342	$932	$2,262

See accompanying notes to consolidated financial statements.

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

NOTE 1. NATURE OF OPERATIONS

Sonic Innovations, Inc. (the “Company”) is a hearing aid company focused on the therapeutic aspects of hearing care. The Company designs, develops, manufactures and markets high-performance digital hearing aids intended to provide the highest levels of satisfaction for hearing impaired consumers. The Company has developed patented Digital Signal Processing (“DSP”) technologies based on what the Company believes is an advanced understanding of human hearing. In those countries where the Company has direct (owned) operations, it sells products to hearing care professionals or directly to hearing impaired consumers. In other parts of the world where the Company does not have direct operations, it sells principally to distributors.

On February 20, 2007, the Company sold Tympany, Inc. (the Auditory Testing Equipment Division) to a group of private investors. As of December 31, 2006, Tympany is classified as held for sale in the Condensed Consolidated Balance Sheet and as a discontinued operation in the Condensed Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005.

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

Revenue Recognition. Sales of hearing aids are recognized when (i) products are shipped, except for retail hearing aid sales, which are recognized upon acceptance by the consumer, (ii) persuasive evidence of an arrangement exists, (iii) title and risk of loss has transferred, (iv) the price is fixed and determinable, (v) contractual obligations have been satisfied, and (vi) collectibility is reasonably assured. Revenues related to sales of separately priced extended service contracts are deferred and recognized on a straight-line basis over the contractual periods. Net sales consist of product sales less provisions for sales returns and rebates, which are made at the time of sale. The Company generally has a 60-day return policy for wholesale and 30 days for retail hearing aid sales, and allowances for sales returns are reflected as a reduction of sales and accounts receivable. If actual sales returns differ from the Company’s estimates, revisions to the allowance for sales returns will be required. Allowances for sales returns were as follows:

	2007	2006	2005
Balance, beginning of year	$3,463	$3,393	$2,735
Provisions	13,884	13,712	14,367
Returns processed	(14,958)	(13,642)	(13,709)

Balance, end of year	$2,389	$3,463	$3,393

The Company performs ongoing credit evaluations of its customers and provides for doubtful accounts. As of December 31, 2007 and 2006, allowances for doubtful accounts were $1,740 and $1,211, respectively. No single customer comprised more than 10% of net sales in 2005 or accounts receivable as of December 31, 2007 and 2006. For 2007 and 2006, sales to the Australian Government’s Office of Hearing Services, a division of the Department of Health and Aging, accounted for approximately 12% of the Company’s total net sales. No other customer accounted for 10% or more of consolidated sales.

Taxes Collected from Customers and Remitted to Governmental Authorities. The Company recognizes taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on a net basis (excluded from net sales).

Warranty Costs. The Company provides for the cost of remaking and repairing products under warranty at the time of sale, typically for periods of one to three years depending upon product and geography. These costs are included in cost of sales. When evaluating the adequacy of the warranty reserve, the Company analyzes the amount of historical and expected warranty costs by geography, by product family, by model and by warranty period as appropriate. If actual product failure rates or repair and remake costs differ from the Company’s estimates, revisions to the warranty accrual will be required.

Accrued warranty costs were as follows:

	2007	2006	2005
Balance, beginning of year	$6,063	$4,871	$4,500
Provisions	4,786	5,289	4,875
Costs incurred	(5,600)	(4,097)	(4,504)

Balance, end of year	$5,249	$6,063	$4,871

Cash Equivalents. The Company considers all short-term investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2007 and 2006, cash equivalents consisted of money market funds totaling $11,357 and $13,184, respectively. As of December 31, 2007, the Company had pledged $5,470 of cash and cash equivalents, primarily as security for a long-term loan (see Note 8).

Marketable Securities. The Company designates the classification of its marketable securities at the time of purchase and re-evaluates this designation as of each balance sheet date. The Company’s investment policy is to purchase debt securities with (i) maturity dates of 18 months or less from the date of purchase and (ii) minimum ratings of A-1 from Standard & Poor’s and P-1 from Moody’s. As of December 31, 2007 and 2006, the Company had marketable securities of $0 and $6,989, respectively. Marketable securities at December 31, 2006 consisted of U.S. government and U.S. government agency obligations. All securities in an unrealized loss position as of December 31, 2006 were held-to-maturity debt securities. These securities were not impaired at acquisition and the temporary decline in fair value was due solely to interest rate fluctuations. A decline in the market value below cost that is deemed other than temporary is charged to results of operations resulting in the establishment of a new cost basis. In 2007, 2006 and 2005, the Company did not experience any declines in market value which were deemed other than temporary.

Inventories. Inventories are stated at the lower of cost or market using the first-in, first-out method. The Company includes material, labor and manufacturing overhead in the cost of inventories. Provision is made (i) to reduce excess and obsolete inventories to their estimated net realizable values and (ii) for estimated product (inventory) returns in those countries that sell on a retail basis and recognize a sale only upon acceptance by the consumer. Inventories, net of reserves, as of December 31 consisted of the following:

	2007	2006
Raw materials and components	$5,456	$5,132
Work in progress	129	72
Finished goods	7,866	5,271

Total	$13,451	$10,475

As of December 31, 2007 and 2006, inventory reserves were $1,201.

Purchase Commitments and Supplier Concentrations. The Company reviews its firm purchase commitments at each reporting date to determine if commitments are at prices in excess of net realizable value. To the extent such commitments exceed net realizable value, the Company’s policy is to recognize a loss in the period in which impairment in value becomes evident. There were no such losses recognized in 2007, 2006 and 2005.

A number of critical components used in the Company’s products are currently available from only a single or limited number of suppliers. As of December 31, 2007, the Company’s three proprietary digital signal processing (DSP) chips that it uses in production are manufactured by a single supplier. The Company’s relationship with this supplier is critical to its business because proprietary DSP chips are integral to its products and because only a small number of suppliers would be able or willing to produce the Company’s chips in the relatively small quantities and with the exacting specifications that the Company requires. Additionally, the receivers and microphones used in all the Company’s products are available from only two suppliers. Therefore, should these manufacturers be unable to provide such components, the Company’s ability to produce its products would be materially impaired. The Company also relies on a limited number of contractors for certain development projects and assembly operations.

Property and Equipment. Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives. Leasehold improvements are amortized over the shorter of the estimated useful lives or the lease term. Upon the retirement or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts. The resulting gain or loss is included in net income. Major renewals and betterments are capitalized while minor expenditures for maintenance and repairs are charged to expense as incurred.

Goodwill and Other Intangible Assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No.142, “Goodwill and Other Intangible Assets.” Definite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Customer Advances. The Company makes customer advances on a limited basis after reviewing and assessing the credit quality of the borrower. Customer advances are generally secured by the assets of the business and personal guarantees, generally bear market interest rates, are evidenced by promissory notes, and have maximum terms of eight years. The Company discontinues the accrual of interest income when payments are greater than 90 days past due. Advances are removed from non-accrual status when the customer advance is current. A loan loss allowance is recorded as necessary based on an individual assessment of loan collectibility.

Impairment of Long-lived Assets. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, long-lived assets such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset group. In 2005, the Company recorded an asset impairment pertaining to purchased intangible assets at its discontinued operation, Tympany, of $1,528 (see Note 5). There were no such losses recognized in continuing operations in 2007 and 2006.

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. In 2006, the Company recognized $635 of an additional impairment pertaining to earn-outs for Tympany, a discontinued operation (see Note 5). In 2005, based on impairment tests performed on each of the Company’s reporting units, the Company recorded asset impairments pertaining to goodwill totaling $1,256 for continuing operations and $4,727 for discontinued operations. There was no impairment of goodwill or indefinite-lived intangible assets from continuing operations in 2007 and 2006.

Shipping and Handling. Shipping and handling revenues are included in net sales and costs are included in cost of sales.

Research and Development. Research and development costs, which include basic research, development of useful ideas into new products, continuing support and enhancement of existing products and regulatory and clinical activities, are expensed as incurred.

Patents. In 2007, 2006 and 2005, the Company expensed direct costs associated with obtaining and filing patents of $98, $113, and $119, respectively.

Advertising. Advertising costs are expensed as incurred and were $7,488, $5,154, and $4,134 in 2007, 2006 and 2005, respectively.

Derivative Instruments. The Company may enter into readily marketable forward contracts with financial institutions to minimize the short-term impact of foreign currency fluctuations on certain intercompany balances. The Company does not enter into these contracts for trading or speculation purposes. Gains and losses on the contracts are included in the results of operations and offset foreign exchange gains or losses recognized on the revaluation of certain intercompany balances. The Company’s foreign exchange forward contracts generally mature in three months or less from the contract date. There were no contracts outstanding as of December 31, 2007 or 2006.

Income Taxes. Income taxes are computed at current enacted tax rates, less tax credits using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the expected future income tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. A valuation allowance is provided to offset deferred income tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have an impact on the total liabilities or shareholders’ equity of the Company.

Earnings (Loss) Per Common Share. Basic income (loss) per common share is calculated based upon the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per common share is calculated based upon the weighted average number of shares of common stock outstanding, plus the dilutive effect of common stock equivalents calculated using the treasury stock method. Dilutive common stock equivalents for December 31, 2007 and 2006 consisted of 1,041 and 486 shares pertaining to stock options and restricted stock awards and 11 and 38 shares related to an accrued earn-out in connection with Tympany, respectively. Antidilutive common stock equivalents, consisting of stock options and restricted stock, of 460, 1,745 and 4,996 in 2007, 2006 and 2005, respectively, were excluded from diluted earnings per share calculations.

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

Employee Stock Option Plans. The Company has stock-based compensation plans for employees and directors, which are described more fully in Note 14. Effective January 1, 2006, the Company adopted the provisions of the SFAS No. 123R, “Share-Based Payment” (“FAS 123R”). Prior to the adoption of FAS 123R, the Company accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic value method of APB No. 25, no compensation expense is recognized in the results of operations when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. If the Company elected to adopt the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” for its stock plans at the beginning of 2005, net loss and per share amounts as reported would have been adjusted to the pro forma amounts indicated below:

2005
Net loss:
As reported	$(19,608)
Add: Stock-based employee compensation included in reported loss	336
Deduct: Stock-based employee compensation expense determined under the fair value method	(1,525)

Pro forma	$(20,797)

Basic and diluted loss per share:

As reported	$(0.92)

Pro forma	$(0.97)

No income tax effects were included in the determination of the pro forma amounts because the deferred income tax asset resulting from stock-based compensation would be offset by a valuation allowance.

In 2005, the Company granted stock options to purchase 525 shares of common stock, of which 250 shares became vested and exercisable on the date of grant and stock-based compensation expense of $528 relating to these shares has been recognized in the 2005 pro forma amounts above. In determining the pro forma amounts in the table above, the fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Stock Options	Employee Stock Purchase Plan
Risk free rate of return	3.8%	2.7%
Expected dividend yield	0.0%	0.0%
Volatility	74%	73%
Expected life	5 years	2 years

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

Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued No. 157 Fair Value Measurements. This standard establishes a framework for measuring fair value and also requires additional disclosures about fair value measurements. The standard applies to assets and liabilities that are carried at fair value on a recurring basis. On February 12, 2008, FSP FAS157-2 was issued delaying the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company anticipates that SFAS No. 157 will not have a material impact on the Company’s financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS No. 157. The Company anticipates that SFAS No. 159 will not have a material impact on its financial statements.

On December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” effective for fiscal years beginning after December 15, 2008. This standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

Also on December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” effective for fiscal years beginning after December 15, 2008. This standard requires all entities to report non-controlling (minority) interests in subsidiaries in the same way – as equity in the consolidated financial statements. The Company is in the process of determining the impact, if any, that the adoption of SFAS No. 160 will have on its financial statements.

Reclassifications. It is the Company’s policy to reclassify prior year financial statement and footnote amounts to conform to current year presentation. Tympany has been classified as held for sale in the consolidated balance sheet as of December 31, 2006 and as a discontinued operation in the consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005. Tympany was sold on February 20, 2007. For more information on discontinued operations see Note 5.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment as of December 31 consisted of the following:

	Useful Lives	2007	2006
Machinery and equipment	3-10 years	$13,227	$11,321
Computer equipment and software	1-10 years	7,237	6,538
Furniture and fixtures	5-13 years	8,479	7,443
Leasehold improvements	2-5 years	1,273	1,102

		30,216	26,404
Less accumulated depreciation and amortization		(21,949)	(18,139)

Total		$8,267	$8,265

NOTE 4. ACQUISITIONS

The Company acquired six retail audiology practices in 2007 and two in 2006. These acquisitions are an expansion of the Company’s distribution activities. The operations of these acquisitions are included in the Company’s consolidated results effective with their closing dates. Purchase consideration is summarized as follows:

	2007	2006
Cash	$7,233	$867
Notes payable, net of imputed interest of $497 and $81	5,376	786
Stock	610	—
Closing costs	317	65

Total costs	$13,536	$1,718

Purchase Price Allocation. The purchase prices of the acquired companies have been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. Goodwill represents the excess of purchase price over the net identifiable assets acquired. Management considers projected future cash flows, the weighted average cost of capital, and market multiples, among other factors in determining the purchase price allocation. Critical estimates in valuing certain intangible assets included, but were not limited to, future expected cash flows from customer databases, non-compete agreements, and brand names, as well as the time period and amortization method over which the intangible assets will continue to have value. Management’s estimates of fair value have been based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

The following table sets forth the allocation of the aggregate purchase price of the acquired businesses:

	2007	2006
Current assets	$573	$—
Property and equipment and other assets	225	56
Customer databases	4,661	503
Non-compete agreements	988	165
Trademarks	65	38
Goodwill	7,597	1,365
Current liabilities	(312)	(24)
Deferred revenue	(247)	(287)
Other liabilities	(14)	(98)

Total	$13,536	$1,718

NOTE 5. DISCONTINUED OPERATIONS

In December 2004, the Company acquired 100% of the stock of Tympany. Contingent consideration in a combination of cash (60%) and the Company’s common stock (40%) was to be paid based on a percentage of net revenue from the date of acquisition through December 31, 2007. In 2006, the Company and the former owners of Tympany agreed to the amount of contingent consideration for the periods through June 2006 whereby the Company paid $1,461 and issued 224 shares of common stock with a value of $975. The contingent consideration payable for the six months ended December 31, 2006 and the six months ended December 31, 2007 is currently in dispute with the former owners of Tympany as a result of a claim filed against the former owners for sales taxes not paid or accrued during their ownership. As of December 31, 2007, the Company has accrued $337 related to the earn-out obligation for the six months ended December 31, 2006 pending the outcome of this dispute.

On February 20, 2007, the Company sold all issued and outstanding stock of Tympany to Tympany Holding, L.L.C for $2,000, consisting of $600 in cash and $1,400 in short-term, non-interest bearing notes receivable, of which $467 remains outstanding as of December 31, 2007. The Company recorded a gain of $115 as a result of the sale. As part of the sale agreement, the Company retained its obligations under the contingent consideration provisions; however, the agreement also included a provision that Tympany Holding, L.L.C. would reimburse the Company for contingent consideration payable to the former shareholders of Tympany for the period from the date of sale through December 31, 2007. The Company recorded contingent consideration payable of $65 for the period from January 1, 2007 through the sale date of February 20, 2007 and $134 for the period from the sale date through December 31, 2007. With respect to these amounts, $80 remains both a payable to the former shareholders and a receivable from Tympany Holding L.L.C. as of December 31, 2007. Therefore, as of December 31, 2007, the Company accrued $417 pertaining to earn-out payments, $337 relating to the six months ended December 31, 2006 and $80 relating to six months ended December 31, 2007.

During the years ended December 31, 2006 and 2005 and for the Company’s period of ownership in 2007, the Company recorded contingent consideration of $925, $1,990, and $65, respectively. With the exception of the fourth quarter 2006 earn-out of $290 and the first quarter 2007 earn-out of $65, the Company has impaired and expensed the contingent consideration. The cash flows related to the February 20, 2007 sale of Tympany created a situation where the expected future Tympany cash flows were able to support additional valuation.

Impairment. During the third quarter 2005, the lack of progress toward profitability, a changing business model and the termination and departure of the management team at Tympany resulted in the Company performing an impairment analysis of the Tympany operation. This analysis resulted in asset impairments of $4,227 related to goodwill and $1,528 related to definite-lived intangibles, which caused goodwill at this reporting unit to be completely written-off and definite-lived intangibles to be reduced to an estimated fair value of $1,495. Additionally, as a result of this impairment and Tympany’s operating results for the fourth quarter 2005 and for the first nine months of 2006, the Company recorded an additional impairment charge of $500 for 2005 and $635 for 2006.

The following amounts related to Tympany have been segregated from continuing operations and reported as discontinued operations through the date of disposition.

	Years Ended December 31,
	2007	2006	2005
Net sales	$325	$3,483	$5,915
Asset impairment charge	—	—	694
Cost of sales	77	1,437	4,119

Gross profit	248	2,046	1,102
Selling, general and administrative expense	373	2,384	6,065
Research and development expense	121	1,014	1,035
Restructuring expense	—	—	1,163
Asset impairment charge	—	635	5,561

Operating loss	(246)	(1,987)	(12,722)
Other expense, net	—	9	(10)
Income tax expense benefit	—	—	(40)

Loss before gain on sale	(246)	(1,996)	(12,672)
Gain on sale	115	—	—

Net loss	$(131)	$(1,996)	$(12,672)

The consolidated balance sheet at December 31, 2006, included Tympany net assets expected to be sold. These include $2,584 of assets (primarily consisting of definite-lived intangible assets and inventory) and liabilities of $1,225 (primarily consisting of accounts payable).

NOTE 6. INTANGIBLE ASSETS

Definite-lived intangible assets as of December 31 consisted of the following:

		2007		2006
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchased technology and licenses	3-13 years	$1,923	$1,293	$1,923	$1,177
Brand and trade names	3-15 years	3,136	1,815	2,782	1,257
Customer databases	2-10 years	5,564	817	852	286
Non-compete agreements	5 years	1,646	644	607	385
Distribution agreements	2-5 years	351	351	315	315
Software and other intangibles	1-5 years	264	264	222	204

Total		$12,884	$5,184	$6,701	$3,624

Amortization of definite-lived intangible assets is calculated using the straight-line method over the estimated useful lives of the assets and totaled $1,257, $685, and $970 in 2007, 2006, and 2005, respectively. Estimated annual amortization expense for the years 2008 through 2012 and thereafter is as follows: 2008–$1,365; 2009–$1,290; 2010–$1,290; 2011–$1,276; and 2012 and thereafter–$2,479.

Goodwill and indefinite-lived intangible assets (arrangement with the Australian government to supply hearing aids) in 2007 and 2006 were as follows:

	2007	2006
Balance, beginning of year	$33,735	$29,514
Acquisitions	7,597	1,365
Effect of exchange rate changes	3,805	2,856

Balance, end of year	$45,137	$33,735

During the fourth quarter 2005, the Company discontinued doing business with two large customers of its England operation due to lack of current and foreseeable profitability regarding these two customers and accordingly, the Company performed an impairment analysis of the England operation. This analysis resulted in a goodwill impairment charge of $1,256 related to this reporting unit. The Company also recorded impairments related to Tympany (see Note 5).

Impairment tests involved the use of both estimates of market value of the Company’s reporting units as well as discounted cash flow analysis based on market rates.

NOTE 7. OTHER ASSETS

Other assets as of December 31 consisted of the following:

	2007	2006
Customer advances – long term	$2,767	$1,997
Other	363	418

Total	$3,130	$2,415

Customer advances totaled $3,434 and $2,654, including short term balances of $667 and $657 as of December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, the Company has recorded customer advances on non-accrual status totaling $402 and $499, respectively, due to the fact that payments were greater than 90 days past due. Additionally, the Company has recorded $69 as an allowance for loan losses as of December 31, 2007 and 2006.

NOTE 8. LONG-TERM DEBT

In 2003, the Company obtained a loan from a foreign bank to fund the acquisition of a European business. As of December 31, 2007, the balance of the loan was €3,250 ($4,784). As of December 31, 2007, the interest rate applicable to the loan was 5.69% (the EURIBOR rate plus 1.0%). The loan is collateralized by a letter of credit from a U.S. bank, and as of December 31, 2007 the Company had $5,194 of its cash and cash equivalents pledged as security to obtain a reduced interest rate of 0.6% on this letter of credit. The loan payments are €250 ($368 as of December 31, 2007) per quarter. The effective interest rates on this loan for the twelve months ended December 31, 2007, 2006, and 2005 were 5.66%, 4.53%, and 3.95%, respectively.

Long-term obligations consisted of the following as of December 31, 2007:

	Interest Rate	Value	2008	2009	2010	2011
Foreign loan	Variable	$4,784	$1,472	$1,472	$1,472	$368
Other acquisition loans	0.0-5.0%	6,326	3,847	2,479	—	—

Total		11,110	5,319	3,951	1,472	368
Less imputed interest		(290)	(92)	(198)	—	—

Total carrying amount		$10,820	$5,227	$3,753	$1,472	$368

Other acquisition loans relate to the Company’s retail distribution initiative and represent loans associated with 2007 and 2006 acquisitions. Generally, these notes are secured by the acquired assets, subordinated to the revolving credit facility, and are due in annual installments from the acquisition date.

On April 16, 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, providing for a revolving credit facility, under which borrowings of up to $6,000 are available. The Company intends to use amounts available under the credit facility for acquisitions, working capital and general corporate purposes. The credit facility is secured by substantially all tangible U.S. assets and is scheduled to mature on April 12, 2009. Availability of borrowings is subject to a borrowing base of eligible accounts receivable and inventory. Borrowings under the credit facility are subject to interest at the domestic prime rate or at a Euro dollar-based rate (“LIBOR”) plus 2.75% if the adjusted quick ratio is greater than or equal to 1.25 to 1.0 or the domestic prime rate plus 0.25% or the LIBOR rate plus 3.0% if the adjusted quick ratio is less than 1.25 to 1.0. There is an annual fee of 0.375% on the average unused portion of the credit facility. The Company has a letter of credit to ensure an acquisition payment in 2008 of $915 reserved against the credit facility at December 31, 2007. There were no outstanding borrowings on the credit facility as of December 31, 2007 and 2006.

NOTE 9. ACCRUED RESTRUCTURING

In 2005, the Company took actions to improve its profitability, including reducing layers of management, restructuring certain operations and eliminating excess facilities. The total number of employees impacted was 37. In the third quarter 2005, the Company recorded a restructuring charge in continuing operations of $208 relating to the elimination of excess facilities. In the fourth quarter 2005, the Company recorded a restructuring charge for continuing operations of $2,620 mainly related to executive severance packages, employee terminations and elimination of excess facilities. The Company also recorded a restructuring charge of $1,163 which has been accounted for in discontinued operations. During 2007, the Company completed its 2005 restructuring actions. Restructuring activity for continuing operations in 2007, 2006, and 2005 consisted of the following:

	Employee Related	Excess Facilities	Total
Restructuring charge	$2,620	$208	$2,828
Payments	(1,168)	(55)	(1,223)
Retained restructuring charges related to Tympany	—	139	139

Balance, December 31, 2005	1,452	292	1,744
Payments	(1,380)	(180)	(1,560)
Balance, December 31, 2006	72	112	184
Payments	(72)	(112)	(184)

Balance, December 31, 2007	$—	$—	$—

NOTE 10. CAPITAL STOCK

Common Stock. On August 14, 2006, the Company closed a financing pursuant to a Securities Purchase Agreement entered into with selected institutional investors by issuing 3,200 shares of common stock at a purchase price of $3.75 per share. The shares were offered and sold only to a limited number of qualified institutional buyers and other institutional accredited investors. Gross proceeds from this financing were $12,000 less expenses of $918 for net proceeds of $11,082. The Company has used the net proceeds of the financing for acquisitions. The shares sold in the private placement were registered under the Securities Act of 1933 on September 19, 2006.

Preferred Stock. The Company’s certificate of incorporation authorizes the issuance of 5,000 shares of preferred stock with terms and preferences designated therein. As of December 31, 2007 and 2006, no preferred shares were outstanding.

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

NOTE 11. OTHER INCOME

Other income as of December 31 consisted of the following:

	2007	2006	2005
Interest income	$1,032	$890	$504
Interest expense	(548)	(344)	(292)
Foreign currency exchange gain (loss)	369	443	(134)
Other	—	24	128

Total	$853	$1,013	$206

NOTE 12. COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases various equipment and office space under noncancelable operating leases that expire at various dates through 2013. Rental expense was $4,052, $3,388, and $3,577 in 2007, 2006 and 2005, respectively. Future minimum lease payments under non-cancelable leases for the next five years and thereafter as of December 31, 2007 totaled $9,481 and are due as follows: 2008—$3,837; 2009—$2,692; 2010—$1,374; 2011—$997; 2012—$522; and thereafter—$59. Sublease revenue of $39, $27 and $19 in 2007, 2006 and 2005, respectively, was netted against rental expense.

Brigham Young University Technology License Agreements. The Company has a paid-up license with Brigham Young University (“BYU”) to utilize certain patents involving hearing aid signal processing, audio signal processing, and hearing compression. The agreement remains in effect until the expiration of the last patent right in 2013 or the expiration of the last clause of the patents and can be terminated by BYU in the event of circumstances outlined in the agreement. During the term of the agreement, the Company is responsible for the payment of all fees and costs associated with filing and maintaining patent rights.

The Company also has a license agreement with BYU to utilize certain “noise suppression” technologies owned by BYU. The agreement remains in effect indefinitely, unless terminated by BYU in the event of circumstances outlined in the agreement. Under the terms of this agreement, the Company is required to make royalty payments to BYU in the amount of 0.5% of the adjusted gross sales of the licensed products sold or otherwise transferred to an end user for as long as the Company uses this technology. This agreement may be terminated without cancellation fees. Royalty expense pertaining to this license was $343, $299 and $225 in 2007, 2006 and 2005, respectively. Additionally, the Company has signed a license agreement with BYU to utilize water resistant technology with terms similar to the noise suppression license. Royalty expense is expected to be incurred beginning in the second quarter of 2008.

K/S HIMPP License Agreement. The Company has a paid-up license agreement with K/S HIMPP, a Danish partnership, to use technology covered by approximately 200 patents owned by K/S HIMPP that are considered essential for the sale of programmable hearing aids. The paid-up license is being amortized over the life of the technology through 2013. Amortization expense pertaining to this license was $99 in each of the three years ended December 31, 2007, 2006 and 2005.

Ear Tube License Agreement. The Company has a license agreement with a competitor that provides the Company with a worldwide license to utilize patents involving ear tube technology for its open-ear product. Under the terms of this agreement, the Company paid an up-front royalty of $125 and must pay a royalty on each device sold and /or each ear tube if it manufacturers the item, or no royalty if it buys the item from the licensor. This agreement remains in effect for seven years from the first product sale (March 2006). Amortization of the up-front payment began in March 2006 and will continue over a seven year period. Royalty expense pertaining to this license was $80 in 2007 and $89 in 2006.

Programming System License Agreement. The Company has a license agreement with a competitor that provides the Company with a worldwide license to utilize patents involving programming a hearing aid. Under the terms of this agreement, the Company paid an up-front royalty of $250, which was fully-amortized as of December 31, 2007, and must pay a per-unit royalty fee on each item shipped after a set minimum. This agreement remains in effect until the expiration of the patents in 2012. Royalty expense pertaining to this license was $63, $59 and $124, in 2007, 2006 and 2005, respectively.

Directional License Agreement. The Company has a license agreement with another company that provides the Company an exclusive worldwide license to utilize patents involving directional signal processing. Under the terms of this agreement, the Company is required to pay a royalty equal to 0.5% of net sales of hearing aid products utilizing the technology or a minimum quarterly fee, whichever is greater. This agreement remains in effect until the expiration of the patents in 2020. Royalty expense pertaining to this license was $229, $173 and $110 in 2007, 2006 and 2005, respectively.

Legal Matters. In June 2005, Energy Transportation Group, Inc. (“ETG”) filed a patent infringement lawsuit in the United States District Court for the District of Delaware against fourteen defendants, including the Company. ETG claimed the defendants infringed upon two of its patents. ETG sought damages resulting from defendants’ unauthorized manufacture, use, sale, offer to sell and/or importation into the U.S. products, methods, processes, services and/or systems that infringe the patents. On October 17, 2007, the Company and ETG agreed to settle this matter and the Company subsequently paid the agreed settlement in 2007.

In February 2006, the former owners of Sanomed, which the Company acquired in 2003, filed a lawsuit in German civil court claiming that certain deductions made by the Company against certain accounts receivable amounts and other payments remitted to the former owners were improper. The former owners seek damages in the amount of approximately $2,500. The Company filed its statement of defense in April 2006 and oral arguments were held in August 2006 with the court asking the parties to attempt to settle the matter. Settlement discussions failed and the parties agreed to proceed to a court hearing. In addition, as part of the Sanomed purchase agreement the former owners were entitled to contingent consideration based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to contingent consideration irrespective of the achievement of the revenue milestones. Two of the former owners filed suit against the Company claiming that they are entitled to their full remaining contingent consideration of approximately $2,400. In 2006, the Company recorded a judgment relating to one of the former owners of approximately $592 plus court fees of $32. In 2007, the Company appealed this judgment and subsequently settled for approximately half the previous judgment. Accordingly, the remaining contingent consideration claim against the Company is approximately $1,700. The Company strongly denies the allegations contained in the Sanomed lawsuits and intends to defend itself vigorously; however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect on the Company. The Company establishes liabilities when a particular contingency is probable and estimable. For certain contingencies noted above, the Company has accrued amounts considered probable and estimable.

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

NOTE 13. INCOME TAXES

Income (loss) from continuing operations before income taxes consisted of the following:

	2007	2006	2005
Domestic	$2,724	$(944)	$1,494
Foreign	(899)	1,937	(9,449)

Total	$1,825	$993	$(7,955)

Income tax provision (benefit) on continuing operations consisted of the following:

	2007	2006	2005
Current:
Domestic	$40	$1	$114
Foreign	959	552	(1,396)

	999	553	(1,282)

Deferred:
Domestic	67	8	—
Foreign	(89)	16	263

	(22)	24	263

Total	$977	$577	$(1,019)

The following table presents the principal components of the difference between the actual effective income tax rate and the U.S. federal statutory income tax rate of 34% on continuing operations:

	2007	2006	2005
U.S. federal statutory income tax rate	$621	$338	$(2,705)
State income tax rate, net of federal income tax effect	16	6	46
Foreign earnings taxed at different rates	310	77	(249)
Non-deductible items and other	341	(77)	61
Asset impairments	—	—	427
Stock based compensation expense	128	80	—
Settlement costs	—	198	—
R&D Credit	(385)	(176)	(150)
Change in valuation allowance	(54)	131	1,551

Income tax expense	$977	$577	$(1,019)

Deferred income taxes are determined based on the differences between the financial reporting and income tax bases of assets and liabilities using enacted income tax rates expected to apply when the differences are expected to be settled or realized. Significant components of the net deferred income tax liabilities consisted of the following as of December 31:

	2007	2006
Deferred income tax assets:
Net operating loss carryforwards	$9,382	$8,975
Allowance for sales returns and doubtful accounts	1,310	1,580
Inventory allowances and warranty accruals	1,806	2,064
Deferred revenue	903	727
Accumulated research and development credits	2,603	1,895
Capital loss carry-forward	383	—
Depreciation and amortization	440	142
Other, including AMT credits, accrued liabilities, stock based compensation, etc.	1,546	1,724

Sub-total	18,373	17,107
Valuation allowance	(17,045)	(16,639)

Deferred income tax assets	1,328	468
Deferred income tax liabilities:
Acquired intangible assets	(1,314)	(656)
Other	(356)	(175)

Deferred income tax liabilities	(1,670)	(831)

Net deferred income tax liabilities	$(342)	$(363)

Deferred income tax assets and liabilities were netted by income tax jurisdiction and were reported in the consolidated balance sheets as of December 31 as follows:

Deferred Income Tax Category	Reported In	2007	2006
Current deferred income tax assets	Prepaid expenses and other	$19	$17
Non-current deferred income tax liabilities	Other liabilities	(361)	(380)

Net deferred income tax liabilities		$(342)	$(363)

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

The Company has a valuation allowance on all its deferred income tax assets in every tax jurisdiction with the exception of Denmark and Germany. The valuation allowance increased by $406, $1,380, and $1,935 during 2007, 2006, and 2005, respectively. Subsequently recognized tax benefits related to the valuation allowance for deferred tax assets as of December 31, 2007 will be recorded as an income tax benefit reported in the consolidated statement of operations. The realization of deferred income tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax laws of each tax jurisdiction. The Company has considered the following possible sources of taxable income when assuming the realization of the deferred income tax assets: future taxable income exclusive of reversing temporary differences and carryforwards; future reversals of existing taxable temporary differences; taxable income in prior carryback years; and tax planning strategies. In the fourth quarter 2005, the Company determined that it was more likely than not that it would not be able to realize the future benefit of the deferred income tax asset of the Company’s Australian subsidiary and, accordingly, the Company recorded a valuation allowance of $1,179, which was charged to income taxes.

As of December 31, 2007, the Company had net operating loss carryforwards for U.S. federal income tax reporting purposes totaling $21,745 that will begin to expire in 2018 if not utilized. The Company has state net operating loss carryforwards of $21,455 which expire depending on the rules of the various states to which the net operating loss is allocated beginning in 2009. The Company has non–U.S. net operating loss carryforwards of $12,942 which expire depending on the rules of the various countries in which the net operating losses were generated beginning in 2009. Approximately $6,400 of net operating loss carryforwards as of December 31, 2007 were attributable to deductions associated with the exercise of Company stock options, the benefit of which will be credited to additional paid-in capital when realized.

The Company has federal research and development tax credit carry-forwards of $1,997 that begin to expire in 2009 and state research and development tax credit carryforwards of $606 that begin to expire in 2015. The Company also has alternative minimum tax credit carry-forwards of $110 that have no expiration date.

The Company adopted FIN 48 on January 1, 2007. This interpretation clarifies the accounting for uncertain tax positions and requires companies to recognize the impact of a tax position in their financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption of FIN 48 did not have an impact on the total liabilities or shareholders’ equity of the Company.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

2007
Unrecognized tax benefits at January 1, 2007	$369
Tax positions taken in a prior period:
Gross increases	20
Gross decreases	(104)
Tax positions taken in the current year:
Gross increases	37
Lapse of applicable statute of limitations	(31)

Unrecognized tax benefits at December 31, 2007	$291

As of December 31, 2007, the Company has unrecognized tax benefits of $291, of which $243 is recorded as a current liability, which if recognized, would reduce the Company’s effective tax rate. The remaining $48 is netted against the Company’s deferred tax assets related to net operating losses. The Company estimates that approximately one third of the unrecognized tax benefits will lapse and result in a benefit within the next twelve months.

In accordance with FIN 48, the Company has elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties at December 31, 2007 were approximately $48.

The Company’s U.S. federal income tax returns for 2004 through 2006 are open tax years. The Company also files in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations by tax authorities for years prior to 2004.

NOTE 14. STOCK–BASED COMPENSATION

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

The total 2007 share-based compensation expense pertaining to stock options and restricted stock totaled $1,436 and was recorded as an expense to cost of sales for $106, operating expenses for $1,093 and to research and development for $237 in the consolidated statements of operations. The total 2006 share-based compensation expense pertaining to stock options and restricted stock totaled $894 and was recorded as an expense to cost of sales for $51, operating expenses for $682 and to research and development for $161 in the consolidated statements of operations.

Share-based awards granted prior to the Company’s adoption of the provisions SFAS No. 123R were accounted for under the recognition and measurement principles of APB No. 25 and related interpretations. Accordingly, no stock-based compensation expense was reflected in the statement of operations for year ended December 31, 2005, as all options granted by the Company had exercise prices equal to the market value of the underlying common stock on the date of grant.

As of December 31, 2007, the Company’s 2000 Stock Plan provides for the issuance of a maximum of 10,576 shares of common stock and contains an evergreen provision that allows the Board of Directors to annually increase the number of shares available by the lesser of (i) 5% of the total outstanding shares, (ii) 789 shares, or (iii) a lesser amount as determined by the Board. As of December 31, 2007, there were 2,973 shares available for grant under the plan. The plan allows for the grant of incentive or unqualified stock options, stock purchase rights and restricted stock and is administered by the Board who determines the type, quantity, terms and conditions of any award, including any vesting conditions. Restricted stock and stock options generally vest ratably over a four year service period, and stock options expire ten years from the date of grant. The exercise price of stock options granted is equivalent to the fair market value of the stock at the date of grant. New shares are issued upon exercise of stock options or upon vesting of restricted stock awards.

Prior to 2006, the Company had an active employee stock purchase plan that allowed participating employees to purchase, through employee payroll deductions, shares of the Company’s unissued common stock at 85% of the fair market value on specified dates. Employees purchased 206 shares of common stock in 2005 under the plan. As of December 31, 2005, 52 shares of common stock were reserved for issuance under the plan. The plan contains an evergreen provision that allows the Board to annually increase the number of shares available under the plan by the lesser of (i) 2% of the total outstanding shares, (ii) 200 shares, or (iii) a lesser amount as determined by the Board. In December 2005, the Board of Directors made a decision to suspend share purchases under the employee stock purchase plan.

Stock Options. Stock options have a maximum term of ten years and generally vest over a four-year period from the grant date. Under SFAS No. 123R, the fair value of each stock option grant is estimated on the grant. Expected option lives and volatilities used in fair value calculations are based on historical Company data.

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

Expected Volatility. The volatility is calculated by using the historical stock prices going back over the expected term of the option.

Risk-Free Interest Rate. The Company bases the risk-free interest on the market yield in effect at the time of option grant obtained from the U.S. Department of the Treasury’s market yield index.

The following table presents the assumptions utilized in the Black-Scholes option pricing model to determine the fair value of options granted:

	2007	2005
Risk free rate of return	3.7%	3.8%
Expected dividend yield	0.0%	0.0%
Volatility	60%	74%
Expected life	4 years	5 years

A summary of stock option activity for the periods ended December 31, 2007, 2006 and 2005 was as follows:

	2007		2006		2005
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding, beginning of year:	3,231	$4.71	4,639	$4.64	4,670	$4.78
Plus: Granted	513	7.22	—	—	525	3.39
Less: Exercised	(920)	3.92	(732)	3.23	(80)	2.40
Canceled or expired	(58)	7.47	(676)	5.86	(476)	5.00

Options outstanding, end of year	2,766	$5.38	3,231	$4.71	4,639	$4.64

Options exercisable, end of year	2,094	$5.07	2.899	$4.85	4,161	$4.78

The options outstanding of 2,766 at December 31, 2007 had a weighted average remaining contractual term of 5.73 and an aggregate intrinsic value of $7,088. The options exercisable of 2,094 at December 31, 2007 had a weighted average remaining contractual term of 4.83 and an aggregate intrinsic value of $6,129. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 were $3,351, $1,140 and $175, respectively. The weighted average grant date-fair value of options granted in 2007 and 2005 were $3.56 and $2.13, respectively.

Stock options outstanding and exercisable as of December 31, 2007 were as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	Weighted average exercise price	Weighted average remaining life (years)	Shares	Weighted average exercise price
$0.67 — $2.86	215	$2.72	4.0	215	$2.72
3.36 — 3.36	500	3.36	7.8	375	3.36
3.49 — 4.20	605	3.96	4.6	571	3.96
4.36 — 6.13	466	5.60	4.2	466	5.60
6.16 — 6.65	178	6.28	5.2	178	6.28
7.15 — 7.15	500	7.15	8.8	—	—
7.44 — 18.00	302	9.63	3.3	289	9.63

Total	2,766	5.38	5.7	2,094	5.07

Share-based compensation expense pertaining to stock options of $695 and $392 for the years ended December 31, 2007 and 2006, respectively, was recorded in cost of sales, selling, general and administrative expense and research and development expense. An annual forfeiture rate of 4.3%, as determined using historical data, was utilized in calculating stock option expense for the year ended December 31, 2007. As of December 31, 2007, there was $1,455 of unrecognized share-based compensation expense related to options that will be recognized over a weighted-average period of 2.5 years.

Restricted Stock. Restricted stock is issued on the date of grant. A summary of restricted stock activity for the years ended December 31, 2007, 2006, and 2005 was as follows:

	2007		2006		2005
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Unvested, beginning of year:	453	$4.61	358	$4.54	—	$0.00
Plus: Awards granted	103	9.29	295	4.64	435	4.56
Less: Awards vested	(137)	4.63	(95)	4.54	(4)	4.74
Awards canceled	(29)	6.35	(105)	4.52	(73)	4.66

Unvested, end of year	390	$5.71	453	$4.61	358	$4.54

Share-based compensation expense pertaining to restricted stock of $741 and $502 for the years ended December 31, 2007 and 2006, respectively, was recorded in cost of sales, selling, general and administrative expense and research and development expense. The fair market value of restricted stock on the date of grant is amortized to expense evenly over the restriction period. An annual forfeiture rate of 4.3%, as determined using historical data, was utilized in calculating restricted stock expense for the year ended December 31, 2007. As of December 31, 2007, there was $1,449 of unrecognized stock-based compensation expense related to unvested restricted stock that will be recognized over a weighted average period of 2.1 years. The vest date fair value of the 137 and 95 restricted shares that vested during the years ended December 31, 2007 and 2006 was $1,088 and $439, respectively.

NOTE 15. EMPLOYEE BENEFIT PLANS

The Company has an employee savings and retirement plan that is a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows for matching contributions at the discretion of the Company. During 2005, the Company matched 25% of each employee’s first 4% of salary deferral. The match was increased to 50% of each employee’s first 4% of salary deferral beginning with the first payroll in 2006. The Company expensed $272, $233 and $123 in matching contributions in 2007, 2006 and 2005, respectively.

NOTE 16. SEGMENT INFORMATION

As of December 31, 2007, the Company has three operating segments for which separate financial information is available and evaluated regularly by management in deciding how to allocate resources and assess performance. The Company evaluates performance principally based on net sales and operating profit.

The Company’s three operating segments include North America, Europe and Rest-of-world. The Auditory Testing Equipment division, formerly the fourth segment, was classified as a discontinued operation in the fourth quarter 2006 for all periods presented. Inter-segment sales are eliminated in consolidation. Manufacturing profit and distributors’ sales are recorded in the geographic location where the sale occurred. This information is used by the chief operating decision maker to assess the segments’ performance and in allocating the Company’s resources. The Company does not allocate research and development expenses to its operating segments.

	North America	Europe	Rest-of-world	Unallocated	Total
2007
Net sales to external customers	$46,731	$50,510	$25,239	$—	$122,480
Operating profit (loss)	(3,471)	10,450	2,540	(8,547)	972
Income (loss) from continuing operations	(2,536)	9,558	2,373	(8,547)	848
Identifiable segment assets	60,151	45,295	18,255	—	123,701
Goodwill and indefinite-lived intangible assets	11,186	24,763	9,188	—	45,137
Long-lived assets	21,036	27,276	12,792	—	61,104

2006
Net sales to external customers	$41,761	$41,718	$22,013	$—	$105,492
Operating profit (loss)	(1,209)	6,374	2,574	(7,759)	(20)
Income (loss) from continuing operations	85	5,697	2,393	(7,759)	416
Identifiable segment assets	46,509	42,396	16,832	—	105,737
Goodwill and indefinite-lived intangible assets	3,169	22,295	8,271	—	33,735
Long-lived assets	8,069	25,246	11,762	—	45,077

2005
Net sales to external customers	$37,394	$43,300	$18,432	$—	$99,126
Asset impairment charge	—	1,256	—	—	1,256
Restructuring charge	1,894	621	313	—	2,828
Operating profit (loss)	(3,594)	3,155	63	(7,785)	(8,161)
Income (loss) from continuing operations	(1,771)	3,324	(704)	(7,785)	(6,936)
Identifiable segment assets	31,771	37,694	13,312	—	82,777
Goodwill and indefinite-lived intangible assets	2,238	20,031	7,245	—	29,514
Long-lived assets	7,294	23,000	10,077	—	40,371

Long-lived assets consist of property and equipment, definite-lived and indefinite-lived intangible assets and goodwill. The majority of the Company’s assets as of December 31, 2007, 2006 and 2005 were attributable to its U.S. operations. In addition to the U.S., the Company operates in two countries, Germany and Australia, in which assets and sales were in excess of 10% of consolidated amounts.

NOTE 17. SUBSEQUENT EVENTS

On January 1, 2008, the Company acquired a retail audiology practice for $1,000 plus closing costs. The Company paid $500 in cash at closing and issued $500 in non-interest bearing notes, with $250 to be paid on January 1, 2009 and January 1, 2010.

On March 1, 2008, the Company acquired a retail audiology practice for $792, plus closing costs. The Company paid cash of $442, issued $175 in common stock, and issued a $175 non-interest bearing note payable on March 1, 2009.