Form 10-Q
period 2008-03-31
SONIC INNOVATIONS INC
filed 2008-05-12
CIK 1105982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                    Accelerated filer  ☒

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)         Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐   Yes    ☒  No

As of May 2, 2008, there were 27,314,776 shares of the registrant’s $0.001 par value common stock outstanding.

SONIC INNOVATIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$8,593	$15,214
Restricted cash and cash equivalents	5,509	5,470
Accounts receivable, net of allowance for doubtful accounts of $1,865 and $1,740	24,489	21,996
Inventories	12,842	13,451
Prepaid expenses and other	4,470	3,336

Total current assets	55,903	59,467
Property and equipment, net of accumulated depreciation and amortization of $23,250 and $21,949	8,297	8,267
Goodwill and indefinite-lived intangible assets	50,788	45,137
Definite-lived intangible assets, net	9,048	7,700
Other assets	3,940	3,130

Total assets	$127,976	$123,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,717	$5,227
Payable for earn-out on acquisitions	417	417
Accounts payable	10,224	10,384
Accrued payroll and related expenses	5,233	4,428
Accrued restructuring	490	—
Accrued warranty	4,724	5,249
Deferred revenue	5,360	4,956
Other accrued liabilities	5,034	5,420

Total current liabilities	37,199	36,081
Long-term debt, net of current portion	4,375	5,593
Deferred revenue, net of current portion	5,714	5,146
Other liabilities	1,044	648

Total liabilities	48,332	47,468

Shareholders’ equity:
Common stock	28	28
Additional paid-in capital	141,791	139,853
Accumulated deficit	(71,800)	(71,268)
Accumulated other comprehensive income	13,398	11,393
Treasury stock, at cost	(3,773)	(3,773)

Total shareholders’ equity	79,644	76,233

Total liabilities and shareholders’ equity	$127,976	$123,701

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2008	2007
Net sales	$31,927	$29,019
Cost of sales	11,489	11,264

Gross profit	20,438	17,755
Selling, general and administrative expense	18,218	14,728
Research and development expense	2,225	2,293
Restructuring charges	565	—

Operating income (loss)	(570)	734
Other income, net	332	234

Income (loss) before income taxes	(238)	968
Provision for income taxes	294	272

Income (loss) from continuing operations	(532)	696
Loss from discontinued operations, net of income taxes	—	(125)

Net income (loss)	$(532)	$571

Basic income (loss) per common share:
Continuing operations	$(0.02)	$0.03
Discontinued operations	—	(0.01)

Net income (loss)	$(0.02)	$0.02

Diluted income (loss) per common share:
Continuing operations	$(0.02)	$0.03
Discontinued operations	—	(0.01)

Net income (loss)	$(0.02)	$0.02

Weighted average number of common shares outstanding:
Basic	26,849	26,113

Diluted	26,849	27,028

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(532)	$571
Loss from discontinued operations, net of tax	—	125
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,220	1,017
Stock-based compensation	468	294
Foreign currency gains	(334)	(62)
Amortization of discount on long-term debt	95	30
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(1,594)	(1,337)
Inventories	1,102	(1,497)
Prepaid expenses and other	(959)	(1,671)
Other assets	76	(66)
Withholding taxes remitted on share-based awards	(157)	(172)
Accounts payable, accrued liabilities, accrued restructuring and deferred revenue	9	1,781

Net cash used in continuing operations in operating activities	(606)	(987)
Net cash used in discontinued operations in operating activities	—	(154)

Net cash used in operating activities	(606)	(1,141)
Cash flows from investing activities:
Payments related to acquisitions of businesses, net of cash acquired	(2,885)	(2,653)
Purchases of property and equipment	(564)	(769)
Customer advances, net	(1,008)	(138)
Proceeds from the sale of marketable securities	—	2,966

Net cash used in continuing operations in investing activities	(4,457)	(594)
Net cash provided by discontinued operations in investing activities	—	600

Net cash provided by (used in) investing activities	(4,457)	6
Cash flows from financing activities:
Principal payments on long-term debt	(1,774)	(327)
Restricted cash and cash equivalents used to collateralize letter of credit	(27)	(83)
Proceeds from exercise of stock options	8	2,054

Net cash provided by (used in) continuing operations in financing activities	(1,793)	1,644
Effect of exchange rate changes on cash and cash equivalents	235	63

Net increase (decrease) in cash and cash equivalents	(6,621)	572
Cash and cash equivalents, beginning of the period	15,214	12,690

Cash and cash equivalents, end of the period	$8,593	$13,262

Supplemental cash flow information:
Cash paid for interest	$165	$76
Net cash paid (refunded) for income taxes	63	(163)
Noncash investing and financing activities:
Stock issued for acquisitions of businesses	1,620	—
Receivable related to the sale of Tympany	—	1,400
Notes payable related to acquisitions of businesses, net of imputed interest	613	2,537

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the full year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

On February 20, 2007, Tympany (the Auditory Testing equipment division) was sold to a group of private investors and is classified as a discontinued operation in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2007.

Principles of Consolidation. The condensed consolidated financial statements include the accounts of Sonic Innovations, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation.

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

Revenue Recognition. Sales of hearing aids are recognized when (i) products are shipped, except for retail hearing aid sales, which are recognized upon acceptance by the consumer, (ii) persuasive evidence of an arrangement exists, (iii) title and risk of loss has transferred, (iv) the price is fixed and determinable, (v) contractual obligations have been satisfied, and (vi) collectibility is reasonably assured. Revenues related to sales of separately priced extended service contracts are deferred and recognized on a straight-line basis over the contractual periods. Deferred revenue also includes cash received prior to all revenue recognition criteria being met (for example, customer acceptance). Net sales consist of product sales less provisions for sales returns and rebates, which are made at the time of sale. The Company generally has a 60-day return policy for wholesale and 30 days for retail hearing aid sales, and allowances for sales returns are reflected as a reduction of sales and accounts receivable. If actual sales returns differ from the Company’s estimates, revisions to the allowance for sales returns will be required. Allowances for sales returns were as follows:

	Three months ended March 31,
	2008	2007
Balance, beginning of period	$2,389	$3,463
Provisions	2,910	3,362
Returns processed	(2,813)	(3,555)

Balance, end of period	$2,486	$3,270

For the three months ended March 31, 2008 and 2007, sales to the Australian Government’s Office of Hearing Services, a division of the Department of Health and Aging, accounted for 11.6% and 10.7%, respectively, of the Company’s consolidated net sales. No other customer accounted for 10% or more of consolidated net sales.

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

Accrued warranty costs were as follows:

	Three months ended March 31,
	2008	2007
Balance, beginning of period	$5,249	$6,063
Provisions	869	1,241
Costs incurred	(1,394)	(1,023)

Balance, end of period	$4,724	$6,281

Cash Equivalents. The Company considers all short-term investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2008 and December 31, 2007, cash equivalents consisted of money market funds totaling $8,902 and $11,357, respectively. As of March 31, 2008 and December 31, 2007, the Company had pledged $5,509 and $5,470 of cash and cash equivalents, respectively, primarily as security for a long-term loan (see Note 4).

Fair Value Measurements. Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement.

The Company’s money market funds totaling $8,902 as of March 31, 2008 were considered to have Level 1 observable inputs and are recorded at fair value.

Inventories. Inventories are stated at the lower of cost or market using the first-in, first-out method. The Company includes material, labor and manufacturing overhead in the cost of inventories. Provision is made (i) to reduce excess and obsolete inventories to their estimated net realizable values and (ii) for estimated product (inventory) returns in those countries that sell on a retail basis and recognize a sale only upon acceptance by the consumer. Inventories, net of reserves consisted of the following:

	March 31, 2008	December 31, 2007
Raw materials and components	$4,610	$5,456
Work in progress	227	129
Finished goods	8,005	7,866

Total	$12,842	$13,451

Inventory reserves were $1,320 and $1,201 as of March 31, 2008 and December 31, 2007, respectively.

Comprehensive Income. Comprehensive income includes net income (loss) plus the results of certain changes in shareholders’ equity that are not reflected in the results of operations. Comprehensive income consisted solely of changes in foreign currency translation adjustments, which were not adjusted for income taxes as they related to specific indefinite investments in foreign subsidiaries and net income (loss).

	Three months ended March 31,
	2008	2007
Net income (loss)	$(532)	$571
Foreign currency translation adjustments	2,005	528

Comprehensive income	$1,473	$1,099

Stock-Based Compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the employee requisite service period. For further information, refer to the footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

Share-based compensation expense pertaining to stock options and restricted stock awards was $468 and $294 for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, share-based compensation expense of $39 was recorded in cost of sales, $352 in selling general and administrative expense and $77 in research and development expense.

During the three months ended March 31, 2008, the Company granted 560 stock option awards to employees with an aggregate fair value of $1,382. The fair value of options issued during the first quarter of 2008 was estimated on the date of grant based on a risk free rate of return of 3.9%, an expected dividend yield of 0.0%, volatility of 58.3%, and an expected life of 5 years.

During the three months ended March 31, 2008, the Company granted 76 restricted stock awards to employees with an aggregate fair value of $369.

During the three months ended March 31, 2007, the Company granted 500 stock option awards to employees with an aggregate fair value of $1,766. The fair value of options issued during the first quarter of 2007 was estimated on the date of grant based on a risk free rate of return of 3.7%, an expected dividend yield of 0.0%, volatility of 60.5%, and an expected life of 4 years.

As March 31, 2008, there was $2,518 and $1,508 of unrecognized share-based compensation expense relating to options and restricted stock awards that will be recognized over a weighted-average period of 2.9 and 2.4 years, respectively.

Income (Loss) Per Common Share. Basic income (loss) per common share is calculated based upon the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based upon the weighted average number of shares of common stock outstanding, plus the dilutive effect of common stock equivalents calculated using the treasury stock method.

Antidilutive common stock equivalents of 3,426 for the three months ended March 31, 2008 were excluded from the diluted income per share calculation. Dilutive common stock equivalents for the three months ended March 31, 2007 consisted of 915 pertaining to stock options and restricted stock awards. Antidilutive common stock equivalents of 635 for the three months ended March 31, 2007 were excluded from the diluted income per share calculation.

Income Taxes. In some jurisdictions net operating loss carry-forwards reduce or offset tax provisions. The Company’s income tax provision for the three months ended March 31, 2008 and 2007 was $294 and $272, respectively. The current year income tax provision was principally the result of pre-tax profits in certain foreign geographies, alternative minimum tax in the U.S., and state taxes.

Recent Accounting Pronouncements. On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS No. 157. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the three months ended March 31, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No.161), which is effective for fiscal years beginning after November 15, 2008. SFAS No.161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No.133) and requires enhanced disclosures about a company’s derivative and hedging activities. The Company is in the process of determining the impact, if any, that the adoption of SFAS No. 161 will have on its financial statements.

2. ACQUISITIONS

During the first quarter 2008, the Company acquired four retail audiology practices. These acquisitions are an expansion of the Company’s distribution activities. The operations of these acquisitions are included in the Company’s consolidated results effective with their closing dates. Purchase consideration is summarized as follows for the three months ended March 31, 2008:

Cash	$2,847
Notes payable, net of imputed interest of $62	613
Common stock	1,620
Closing costs	38

Total costs	$5,118

Purchase Price Allocation. The purchase prices of the acquired companies have been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. Goodwill represents the excess of purchase price over the net identifiable assets acquired. Management considers projected future cash flows, the weighted average cost of capital, and market multiples, among other factors in determining the purchase price allocation. Critical estimates in valuing certain intangible assets included, but were not limited to, future expected cash flows from customer databases, non-compete agreements, and brand names, as well as the time period and amortization method over which the intangible assets will continue to have value. Management’s estimates of fair value have been based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. The Company is in the process of obtaining additional information to complete the allocation of purchase price to customer databases, non-compete agreements, and goodwill. Accordingly, these amounts may change in future periods.

The following table sets forth the initial allocation of the aggregate purchase price of businesses acquired during the three months ended March 31, 2008:

Current assets	$107
Property and equipment and other assets	68
Customer databases	1,269
Non-compete agreements	343
Trademarks	25
Goodwill	3,487
Current liabilities	(45)
Deferred revenue	(136)

Total	$5,118

3. INTANGIBLE ASSETS

Changes in goodwill and indefinite-lived intangible assets for the three months ended March 31, 2008 were as follows:

Balance, beginning of period	$45,137
Effect of foreign currency exchange rate changes	2,164
Goodwill related to acquisitions	3,487

Balance, end of period	$50,788

Definite-lived intangible assets were as follows:

		March 31, 2008		December 31, 2007
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Purchased technology and licenses	3-13 years	$1,923	$1,323	$1,923	$1,293
Brand names	3-15 years	3,390	2,053	3,136	1,815
Non-compete agreements	5 years	2,026	744	1,646	644
Customer databases	2-10 years	6,881	1,052	5,564	817
Distribution agreements	2-5 years	375	375	351	351
Software and other intangibles	1-5 years	253	253	264	264

Total		$14,848	$5,800	$12,884	$5,184

4. LONG-TERM DEBT

In 2003, the Company obtained a loan from a foreign bank to fund the acquisition of a European business. As of March 31, 2008, the balance of the loan was €3,000 ($4,737). As of March 31, 2008, the interest rate applicable to the loan was 5.36% (the EURIBOR rate plus 1.0%). The loan is collateralized by a letter of credit from a U.S. bank, and as of March 31, 2008 the Company had $5,231 of its cash and cash equivalents pledged as security to obtain a reduced interest rate of 0.6% on this letter of credit. The loan payments are €250 ($395 as of March 31, 2008) per quarter. The effective interest rates on this loan for the three months ended March 31, 2008 and 2007 were 6.50% and 5.08%, respectively.

Other acquisition loans relate to the Company’s retail distribution initiative and represent loans associated with retail audiology practice acquisitions. Generally, these notes are secured by the acquired assets, subordinated to the revolving credit facility, and are due in annual installments from the acquisition date. During the three months ended March 31, 2008, the Company issued notes payable of $613, net of imputed interest of $62, relating to the acquisition of retail audiology practices. As of March 31, 2008, the current portion of long-term debt was $5,717 and the long-term debt was $4,375.

Long-term obligations consisted of the following as of March 31, 2008:

	Interest Rate	Value	2008	2009	2010	2011
Foreign loan	Variable	$4,737	$1,185	$1,580	$1,580	$392
Other acquisition loans	0.0 - 5.0%	5,608	2,454	2,904	250	—

Total		10,345	3,639	4,484	1,830	392
Less imputed interest		(253)	(119)	(106)	(28)	—

Total carrying amount		$10,092	$3,520	$4,378	$1,802	$392

On April 16, 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, providing for a revolving credit facility, under which borrowings of up to $6,000 are available. The Company intends to use amounts available under the credit facility for acquisitions, working capital and general corporate purposes. The credit facility is secured by substantially all tangible U.S. assets and is scheduled to mature on April 12, 2009. Availability of borrowings is subject to a borrowing base of eligible accounts receivable and inventory. Borrowings under the credit facility are subject to interest at the domestic prime rate or at a Euro dollar-based rate (“LIBOR”) plus 2.75% if the adjusted quick ratio is greater than or equal to 1.25 to 1.0 or the domestic prime rate plus 0.25% or the LIBOR rate plus 3.0% if the adjusted quick ratio is less than 1.25 to 1.0. There is an annual fee of 0.375% on the average unused portion of the credit facility. The Company has a letter of credit to ensure an acquisition payment in 2008 of $915 reserved against the credit facility at March 31, 2008 and December 31, 2007. There were no outstanding borrowings on the credit facility as of March 31, 2008 and December 31, 2007.

5. LEGAL PROCEEDINGS

In February 2006, the former owners of Sanomed, which the Company acquired in 2003, filed a lawsuit in German civil court claiming that certain deductions made by the Company against certain accounts receivable amounts and other payments remitted to the former owners were improper. The former owners seek damages in the amount of approximately €1,700 ($2,700). The Company filed its statement of defense in April 2006 and oral arguments were held in August 2006 with the court asking the parties to attempt to settle the matter. Settlement discussions failed and the parties agreed to proceed to a court hearing. In addition, as part of the Sanomed purchase agreement the former owners were entitled to contingent consideration based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to contingent consideration irrespective of the achievement of the revenue milestones. Two of the former owners filed suit against the Company claiming that they are entitled to their full remaining contingent consideration of approximately €1,600 ($2,600). In 2007, the Company resolved the dispute with one of the former owners, the remaining former owner’s contingent consideration claim against the Company is approximately €1,100 ($1,800). The Company strongly denies the allegations contained in the Sanomed lawsuits and intends to defend itself vigorously; however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect on the Company. The Company establishes liabilities when a particular contingency is probable and estimable. For certain contingencies noted above, the Company has accrued amounts considered probable and estimable.

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

6. RESTRUCTURING

During the three months ended March 31, 2008, the Company took actions to improve the profitability of its operations, primarily in North America, by reducing total number of employees. Accordingly, the Company recorded a charge of $565, of which $75 was paid during the three months ended March 31, 2008.

7. DISCONTINUED OPERATIONS

In December 2004, the Company acquired 100% of the stock of Tympany. Contingent consideration in a combination of cash (60%) and the Company’s common stock (40%) was to be paid based on a percentage of net revenue from the date of acquisition through December 31, 2007. The contingent consideration payable for the six months ended December 31, 2006 and the six months ended December 31, 2007 is currently in dispute with the former owners of Tympany as a result of a claim filed against the former owners for sales taxes not paid or accrued during their ownership. As of March 31, 2008 and December 31, 2007, the Company has accrued $337 related to the earn-out obligation for the six months ended December 31, 2006 pending the outcome of this dispute.

On February 20, 2007, the Company sold all issued and outstanding stock of Tympany to Tympany Holding, L.L.C for $2,000, consisting of $600 in cash and $1,400 in short-term, non-interest bearing notes receivable, of which $467 remains outstanding as of March 31, 2008 and December 31, 2007 (of which approximately $218 is in dispute as of March 31, 2008). The Company recorded a gain of $115 as a result of the sale. As part of the sale agreement, the Company retained its obligations under the contingent consideration provisions; however, the agreement also included a provision that Tympany Holding, L.L.C. would reimburse the Company for contingent consideration payable to the former shareholders of Tympany for the period from the date of sale through December 31, 2007. The Company recorded contingent consideration payable of $65 for the period from January 1, 2007 through the sale date of February 20, 2007 and $134 for the period from the sale date through December 31, 2007. With respect to these amounts, $80 remains both a payable to the former shareholders and a receivable from Tympany Holding L.L.C. as of March 31, 2008 and December 31, 2007. Therefore, as of March 31, 2008 and December 31, 2007, the Company accrued $417 pertaining to earn-out payments, $337 relating to the six months ended December 31, 2006 and $80 relating to six months ended December 31, 2007.

Tympany’s results of operations for the three months ended March 31, 2007 were as follows:

Net sales	$325

Loss from discontinued operations	$(358)
Gain on sale of discontinued operations	230
Income tax benefit	3

Loss from discontinued operations, net of taxes	$(125)

8. SEGMENT INFORMATION

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

	North America	Europe	Rest-of-world	Unallocated	Total
Three months ended March 31, 2008
Net sales to external customers	$11,893	$13,101	$6,933	$—	$31,927
Operating income (loss)	(1,562)	2,422	795	(2,225)	(570)
Income (loss) from continuing operations	(1,227)	2,209	711	(2,225)	(532)
Three months ended March 31, 2007
Net sales to external customers	10,937	12,674	5,408	—	29,019
Operating income (loss)	3	2,493	531	(2,293)	734
Income (loss) from continuing operations	255	2,190	544	(2,293)	696
As of March 31, 2008
Identifiable segment assets	60,742	48,561	18,673	—	127,976
Goodwill and indefinite-lived intangible assets	14,565	26,605	9,618	—	50,788
Long-lived assets	25,574	29,157	13,402	—	68,133
As of December 31, 2007
Identifiable segment assets	60,151	45,295	18,255	—	123,701
Goodwill and indefinite-lived intangible assets	11,186	24,763	9,188	—	45,137
Long-lived assets	21,036	27,276	12,792	—	61,104

Long-lived assets consist of property and equipment, definite-lived and indefinite-lived intangible assets, and goodwill. In addition to the U.S., the Company operates in two countries, Germany and Australia, in which assets and net sales were in excess of 10% of consolidated amounts.

9. SUBSEQUENT EVENT

On April 1, 2008, the Company acquired a retail audiology practice for $755, plus closing costs. The Company paid cash of $385 and issued $370 in common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands, except per share data)

The following discussion contains forward-looking statements that involve risks and uncertainties. These statements refer to our future results, plans, objectives, expectations and intentions including statements such as: we design, develop, manufacture and market high-performance digital hearing aids intended to provide the highest levels of satisfaction for hearing impaired consumers; we have developed patented Digital Signal Processing (“DSP”) technologies based on what we believe is an advanced understanding of human hearing; decrease in the future importance and impact of negative factors impacting hearing aid market growth rates; hearing aid prices decreasing in the future; the stigma surrounding hearing aids decreasing as hearing aids become smaller, less conspicuous and more comfortable through improvements in technology and as hearing-loss becomes more prevalent in society; more hearing aid purchases from people who could benefit from hearing aid technology; significant growth of the hearing impaired population, particularly as the developed world’s population ages; the market for hearing aids increasing significantly; the hearing aid market is large at both the wholesale and retail levels; ion providing an opportunity to increase net sales the hearing aid market is large at both the wholesale level and the retail level; it is estimated less than 24% of those who could benefit from a hearing aid actually own one; factors that cause low market penetration rate are the high cost of hearing aids, the stigma associated with wearing hearing aids, the discomfort of wearing hearing aids and the difficulty in adjusting to amplification; full impact of U.S. economy slow down not known; the available wholesale market continues to shrink as our competitors implement vertical integration strategies and buying groups limit the number of manufacturers; thus, we plan to develop and acquire additional distribution capacities; we believe it is important to have a number of product families to provide our customers with pricing flexibility in selling to the hearing impaired consumer; Velocity combines a sophisticated set of algorithms to provide the customer with hands-free operation in a variety of listening environments; Velocity MiniBTE extends the premium features found in Velocity into a form factor that offers both open ear and standard fittings; and extendable functionality such as Bluetooth and direct audio import support ; ion 400 and ion 200 extend the popular ion family; ion 400 includes all the features of the Velocity family, but in the open fitting category and ion 200 includes our patent-pending adaptive directional technology, adaptive feedback cancellation, advanced digital noise reduction and an updated form factor all at a mid-product price point; Natura Pro extends our popular Natura line to include an affordable open-ear product; we are interested in new and existing distribution methods; we believe we are making progress on this strategy; we believe in a combination of wholesale and direct-to-consumer distribution will be critical for us in certain geographies; growing popularity of open-fitting products; we are using customer advances to grow their businesses; we have a number of additional products scheduled for launch in 2008 which will improve our competitiveness as these fill the few remaining gaps in our product line; an overhead and expense reduction initiative in Europe will primarily be impacted in the second and third quarter of 2008; our sales and financial results are expected to improve in later 2008; in the balance of 2008, we expect to continue to focus on expanding distribution channels, enhancing customer service, improving product quality, launching new products, and improving operational efficiency; we believe the hearing impaired individuals are delaying purchasing hearing aids, evidenced by the 5% drop in unit sales in March 2008; we believe the hearing impaired are buying lower priced products; we plan to introduce products in the third quarter of 2008 to specially target the mid to low price product; we believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to statutory required return policies and product performance that is inconsistent with hearing impaired consumers’ expectations; we expect that this overhead and expense reduction initiative will result in slightly lower sales and higher profitability; we expect gross margin in our existing business to remain near its current level and increase for the acquisitions of retail audiology practices; the launch of new products in the North American market to meet the need for more offerings in the low- and mid-priced product tiers will negatively impact gross margin percentage in the latter part of 2008; our European overhead and expense reduction initiative is expected to result in the elimination of a number of positions and discontinuing distribution activities in certain European locations; we expect research and development expense to remain at the same quarterly level for the remainder of the year; we continue our efforts to release new products and improve existing products; We anticipate expenses in the second quarter 2008 will go up as a result of marketing events; we expect that the overhead and expense reduction initiative will resulted in a total of approximately $1,300 in non-cash and $2,500 in cash restructuring charges in 2008; interest income is approximately the same as interest expense through the balance of 2008; We may make (i) settlement payments regarding our disputes with the former owners of Sanomed and Tympany and (ii) acquisitions of complementary businesses. We believe that our cash and marketable securities balance will be adequate to meet our operating, working capital and investment requirements for the next year; however, depending on the pace of retail audiology practice acquisitions or customer advances, we may need to increase our capital resources beyond current levels. we are in the process of determining the impact, if any, that the adoption of SFAS No. 160 and SFAS No. 161 will have on our financial statements; our actual results could differ materially and adversely from those anticipated in such forward-looking statements.

Factors that could contribute to these differences include, but are not limited to, the following risks: we have a history of losses and negative cash flow; new product offerings by our competitors are coming to market more quickly than in the past; the performance, features and quality of lower-priced products continue to improve; many consumers feel that hearing aids are simply too expensive and they cannot justify purchase on a cost-benefit basis; governments who reimburse for hearing aids are reducing the amount per device or are increasing the technology requirements; the U.S. economy is facing challenges; we are competing in an industry that includes six much larger competitors who have significantly more resources and have established relationships and reputations; their product offerings are broad and they continue to vertically integrate; our financial results and stock price have fluctuated in the past and may fluctuate in the future; we expect gross margin in our existing business to moderate at its current level; new FASB pronouncements could adversely impact results; our internal control over financial reporting may not be considered effective; we may lose a large customer or suffer a reduction in orders from a large customer and may be unable to collect significant receivable balances; we may not be able to introduce new products as anticipated; we must have innovative, technologically superior products to compete effectively and gain market share; our products, due to their complexity, may contain errors or defects that are discovered by our customers, thus harming our reputation and business; we may have issues with infringing on others’ intellectual property; we may have issues protecting our proprietary technology; we may experience adverse legal rulings requiring payment of cash; we are dependent on international operations, particularly in Germany and Australia, which expose us to a variety of risks that could result in lower international sales; we could be sued for product liability; we could suffer penalties, injunctions or fines if we fail to comply with U.S. Food and Drug Administration regulations or various sales related laws; our stock price could suffer due to sales of stock by our directors and officers or future stock offerings; and provisions in our charter documents, shareholder rights plan and Delaware law could deter any takeover of the Company. These factors are discussed in detail in the section titled, “Factors That May Affect Future Performance” included in Item 1-A of our Annual Report on Form 10-K for the year ended December 31, 2007. Investors should understand that it is not possible to predict or identify all such factors that could cause actual results to differ from expectations, and we are under no obligation to update these factors.

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

In December 2004, we purchased Tympany, Inc. (“Tympany” or our “Auditory Testing Equipment” division) a company that developed a machine to automate the four primary hearing tests. We expected sales synergies with our hearing aid operations to develop as a result of this acquisition by integrating diagnostic and therapeutic segments of the hearing care market. That is, we anticipated that the placement of a machine in a physician’s office would generate revenue for his or her business and result in referrals of the hearing impaired individual to us. This placement and referral concept never developed and thus, we made the decision, in the fourth quarter of 2006, to divest Tympany and put our focus solely on hearing aids. On February 20, 2007, we sold Tympany to a group of private investors. Therefore, our Auditory Testing Equipment division, Tympany, has been classified as a discontinued operation in the Condensed Consolidated Statements of Operations for the quarter ended March 31, 2007.

Market

The hearing aid market is large at both the wholesale level (over $2 billion) and the retail level (over $6 billion). It is estimated less than 24% (up from approximately 20% five years ago) of those who could benefit from a hearing aid actually own one. There are many factors that cause this low market penetration rate, such as the high cost of hearing aids, the stigma associated with wearing hearing aids, the discomfort of wearing hearing aids and the difficulty in adjusting to amplification. We believe that these negative factors will decrease in importance in the future because we expect the stigma aspect to decrease as improvements in technology make the devices smaller, less conspicuous and more comfortable and as hearing loss becomes more prevalent in society. Therefore, in the future, we expect that more people who could benefit from hearing aids will buy them, and we believe that the growth rate of the hearing impaired population could be significant, particularly as the developed world’s population ages and the advancement and growth of other technologies that can cause hearing impairment.

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

Product Developments

We believe it is important to have a number of product families to provide our customers with pricing flexibility in selling to the hearing impaired consumer. We currently have nine product families – Velocity, ion, Balance, Innova, Applause, Natura Pro, Natura 2, Tribute, and Quartet. We launched three new products in 2007 and two in 2008: Velocity product family (launched July 2007), ion 200 (launched in June 2007), Natura Pro Open (launched June 2007), Velocity MiniBTE and ion 400 (launched March 2008). Velocity is our newest premium product offering. Velocity combines a sophisticated set of algorithms to provide the customer with hands-free operation in a variety of listening environments. Using environmental sound cues, our Velocity products are able to automatically adjust the hearing aid settings to best meet the challenges of a particular listening situation, without requiring the wearer to press a button. Velocity MiniBTE extends the premium features found in Velocity into a form factor that offers both open ear and standard fittings, a powerful fitting range and extendable functionality such as Bluetooth and direct audio import support. ion 400 and ion 200 extend the popular ion family. ion 400 includes all the features of the Velocity family, but in the open fitting category and ion 200 includes our patent-pending adaptive directional technology, adaptive feedback cancellation, advanced digital noise reduction and an updated form factor all at a mid-product price point. Natura Pro Open extends our popular Natura line to include an affordable open-ear product which is comfortable to wear.

In March 2006, we introduced our first “open-ear” product, ion. Open-fitting products are gaining popularity because they eliminate the effect of occlusion (the “plugged-up” sensation that hearing aid wearers may encounter). Occlusion is avoided by using a very small tube and dome that allow sound to pass freely from the ear canal. A traditional ear-mold prevents the sound of the wearer’s own voice from escaping. The market for open-ear products is growing rapidly. The market is using the open-ear hearing aid primarily to target the first time hearing aid wearer, who currently represents 40% of the purchasers of hearing aids in the United States. The popularity of open fittings can be seen in the Hearing Industries Association (“HIA”) data. Behind-the-ear (“BTE”) products, which open ear products fall within, have seen significant growth in 2007, representing 51% of units sold in the United States, up from 44% in 2006, and 33% in 2005. BTE products are less expensive to produce than custom devices. BTE products are standard (one size fits all). Whereas, custom devices require significant labor because they are made to fit the specific user’s ear canal.

We have a number of additional products scheduled for launch in 2008 which will improve our competitiveness as these fill the few remaining gaps in our product line.

Distribution Developments

We are competing in an industry that includes six much larger competitors who have significantly more resources and have established relationships and reputations. Their product offerings are broad and their infrastructure and marketing and distribution capabilities are well established, and they continue to vertically integrate. This makes it difficult for us to compete in the traditional distribution fashion. For this reason, we are interested in new and existing distribution methods. We believe we are making progress with this strategy. In certain cases, we sell direct to the consumer utilizing the ear-nose-throat doctor to perform the hearing aid fitting, while in other cases, we sell direct to the consumer through various retail stores. We believe a combination of wholesale and direct-to-consumer distribution will continue to be critical for us in certain geographies. Accordingly, we are actively pursuing a vertical integration strategy focusing on acquisitions of retail hearing aid practices. We are also using customer advances in situations where customers are seeking to grow their businesses.

In parts of the world where we do not have direct operations, we sell principally to distributors with payment terms ranging from 30-120 days. Certain distributors are offered volume discounts which are earned upon meeting unit volume targets. Distributor agreements do not convey price protection or price concessions rights.

Overhead and Expense Reduction Initiative (Restructuring Charge)

On May 1, 2008 we announced an initiative to reduce expenses and focus management and resources on those markets that provide the greatest opportunity for increased profitability. We expect that the overhead and expense reduction initiative will occur over the first nine months of 2008, and will result in a total of approximately $1,300 in non-cash and $2,500 in cash restructuring charges in 2008. We expect that this overhead and expense reduction initiative will result in slightly lower sales and higher profitability.

Financial Results

Our operating loss of $570 for the first quarter 2008, compared with operating income of $734 in the first quarter of in 2007 was impacted mainly by three items:

1.	The restructuring charge of $565;

2.	A softening in North American wholesale sales primarily resulting from the downturn in the economy; and

3.	A reduction in sales in some European operations that are subject to our overhead and expense reduction initiative.

Our sales and financial results are expected to improve in later 2008, and did so from 2007 to 2006 because of the following:

•

Acquired retail audiology practices have increased sales, improved operating gross margin and increased operating profit. In the near future, we expect to see an improvement in net income as a result of obtaining sufficient sales volume in these practices to cover the acquisition and integration costs. We also implemented information systems into our recently acquired audiology practices in the third and fourth quarter of 2007. This has allowed us to improve operational reporting and reduce administrative headcount.

•	Increased spending on sales and marketing initiatives, particularly in the larger markets, which is driving sales increases.

•	Implemented cost savings initiatives in manufacturing including lowering purchased component costs, outsourcing to lower cost geographies, and improving manufacturing efficiencies.

•	Lowered return and repair rates by improving the quality of our products.

•	Launched new products, specifically Velocity miniBTE, ion 200, and ion 400.

•	Worked on improving relationships with buying groups and large customers.

•

The U.S. dollar continues to weaken against most major currencies. The two currencies that primarily impact the company are the Euro and Australian dollar. We source our products primarily in U.S. dollars, thus the weakening of the U.S. dollar makes these products less expensive in those countries and improves our gross margin.

•	An overhead and expense reduction initiative in Europe will primarily be impacted in the second and third quarter of 2008.

During the remainder of 2008, we expect to continue to focus on expanding distribution channels, enhancing customer service, improving product quality, launching new products, and improving operational efficiency.

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations information for the periods indicated expressed as a percentage of net sales.

	For three months ended March 31,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	36.0	38.8

Gross profit	64.0	61.2
Selling, general and administrative expense	57.1	50.8
Research and development expense	7.0	7.9
Restructuring expense	1.7	—

Operating profit (loss)	(1.8)	2.5
Other income, net	1.0	0.8

Income (loss) from continuing operations before income taxes	(0.8)	3.3
Provision for income taxes	0.9	0.9

Net income (loss) from continuing operations	(1.7)	2.4

Net loss from discontinued operations	—	(0.4)

Net income (loss)	(1.7)%	2.0%

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of the related sale. Net sales by reportable operating segment were as follows:

	Three months ended March 31,
	2008	2007	Change
Hearing aids:
North America	$11,893	$10,937	8.7%
Europe	13,101	12,674	3.4
Rest-of-world	6,933	5,408	28.2

Total	$31,927	$29,019	10.0%

Discontinued operations	$—	$325	(100.0)%

The following table reflects the significant components of sales growth for the three months ended March 31, 2007 to the three months ended March 31, 2008.

	North America		Europe		Rest-of-world		Total
	$	%	$	%	$	%	$	%
Three months ended March 31, 2007	$10,937		$12,674		$5,408		$29,019
Organic growth (reduction)	(1,679)	(15.4)%	(1,177)	(9.3)%	709	13.1%	(2,147)	(7.4)%
Acquisitions	2,425	22.2%	—	0.0%	—	0.0%	2,425	8.4%
Foreign currency	210	1.9%	1,604	12.7%	816	15.1%	2,630	9.0%

Three months ended March 31, 2008	$11,893	8.7%	$13,101	3.4%	$6,933	28.2%	$31,927	10.0%

Net sales in the three months ended March 31, 2008 of $31,927 were up $2,908, or 10.0% from three months ended March 31, 2007 net sales of $29,019. Our sales were impacted primarily by four major items, a slowing United States economy, acquisitions, foreign currency and a reduction in purchases by two large European wholesale customers.

North American sales were impacted by our vertical integration strategy, as we acquired retail audiology practices during the past 12 months. However, offsetting this are a number of factors, including some of our wholesale customers which were purchased by competitors, our mix of sales is generally high-end and mid-priced products while lower priced products sell better in a slowing economy, and hearing impaired individuals are delaying purchases of hearing aids, evidenced by a 5% drop in units sales in March 2008 over March 2007 as reported by the Hearing Industries Association in the United States. In the third quarter 2008, we plan to introduce products specifically targeted to the mid- and low-priced product segments.

European hearing aid sales of $13,101 in the three months ended March 31, 2008 were up $427, or 3.4%, from the three months ended March 31, 2007 sales of $12,674. Our vertical integration strategy and foreign currency fluctuations had a significant positive impact, however partially offsetting this was the reduction of sales to two large wholesale customers. As a result, our European infrastructure needs to be reduced; thus, we are eliminating a number of positions and discontinuing distribution activities in certain European locations. We expect that this overhead and expense reduction initiative will result in slightly lower sales and higher profitability.

Rest-of-world hearing aid sales of $6,933 in the three months ended March 31, 2008 were up $1,525, or 28.2%, from three months ended March 31, 2007 sales of $5,408, primarily as a result of opening new stores, marketing programs and favorable foreign currency fluctuations.

Our Auditory testing equipment (discontinued operations) was sold on February 20, 2007. Sales for the three months ended March 31, 2007 were $325.

We generally have a 60-day return policy for wholesale hearing aid sales and 30-days for our retail sales. Provisions for sales returns for continuing operations were $2,910, or 8.4% of gross hearing aid sales, and $3,362, or 10.4% of gross hearing aid sales, in the first quarter 2008 and 2007, respectively. The decrease is a result of new products that, to date, have had decreased return rates, improvements in existing products, additional training of our customer base, and the mix of wholesale and retail sales. Generally, the return rate for a product improves the longer a product is in the market. We believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations. Retail sales are recognized upon customer acceptance, and therefore, sales returns for retail are considerably lower than in the balance of our business.

Gross Profit. Cost of sales primarily consists of manufacturing costs, royalty expenses, quality costs and costs associated with product remakes and repairs (warranty). Gross profit and gross margin by reportable operating segment were as follows:

	Three months ended March 31,
	2008		2007
Hearing aids:
North America	$7,588	63.8%	$6,755	61.8%
Europe	7,779	59.4	6,944	54.8
Rest-of-world	5,071	73.1	4,056	75.0

Total	$20,438	64.0%	$17,755	61.2%

Discontinued operations	$—	—	$248	76.3%

Gross margin improved to 64.0% in the three months ended March 31, 2008 from 61.2% from last year’s three months ended March 31, 2007, as a result of retail and wholesale sales mix, lower repair costs, which also impacts the warranty liability, cost reduction activities in manufacturing, and the weakening of the U.S. dollar.

North America’s gross margin increased from 61.8% in the three months ended March 31, 2007 to 63.8% in the three months ended March 31, 2008 primarily as a result of the mix of wholesale and retail sales. Retail sales carry a higher margin than wholesale sales. In addition, cost reduction activities in manufacturing and reduced repair costs contributed to the improvement.

Europe’s gross margin increased to 59.4% in the three months ended March 31, 2008 from 54.8% in the three months ended March 31, 2007. The increase is due to reduced sales to large customers and more retail sales as a percentage of sales. Sales to large customers generally carry a lower margin than the balance of the business. In addition, the weakening of the U.S. dollar continues to help us improve our gross margin.

Rest-of-world gross margin decreased from 75.0% in the three months ended March 31, 2007 to 73.1% in the three months ended March 31, 2008 as a result of lower retail sales as a percentage of net sales which reduced the gross margin. Favorable foreign currency fluctuations partially offset the lower retail sales mix.

Provisions for warranty declined from $1,241 in the three months ended March 31, 2007 to $869 in the three months ended March 31, 2008 was primarily due to decline in repair costs per unit, shortening of warranty periods, and product mix shift towards standard products which carry a lower warranty cost than custom devices, partially offset by increased sales volume.

We expect gross margin in our existing business to remain near its current level and increase for the acquisitions of retail audiology practices. The launch of new products in the North American market to meet the need for more offerings in the low- and mid-priced product tiers will negatively impact gross margin percentage in the latter part of 2008.

Selling, General and Administrative. Selling, general and administrative expense primarily consists of wages and benefits for sales and marketing personnel, sales commissions, promotions and advertising, marketing support, distribution and administrative expenses.

Selling, general and administrative expense in dollars and as a percent of sales by reportable operating segment was as follows:

	Three months ended March 31,
	2008		2007
Hearing aids:
North America	$8,680	73.0%	$6,752	61.7%
Europe	5,262	40.2	4,451	35.1
Rest-of-world	4,276	61.7	3,525	65.2

Total	$18,218	57.1%	$14,728	50.8%

Discontinued operation	$—	—	$485	149.2%

The following table reflects the components of the growth in selling, general and administrative expense for the three months ended March 31, 2007 to the three months ended March 31, 2008.

	North America		Europe		Rest-of-world		Total
	$	%	$	%	$	%	$	%
Three months ended March 31, 2007	$6,752		$4,451		$3,525		$14,728
Organic growth (reduction)	(11)	(0.1)%	211	4.7%	218	6.2%	418	2.8%
Acquisitions	1,846	27.3%	—	0.0%	—	0.0%	1,846	12.5%
Foreign currency	93	1.4%	600	13.5%	533	15.1%	1,226	8.4%

Three months ended March 31, 2008	$8,680	28.6%	$5,262	18.2%	$4,276	21.3%	$18,218	23.7%

Selling, general and administrative expense in the three months ended March 31, 2008 of $18,218 increased by $3,490 or 23.7%, from last year’s three months ended March 31, 2007 level of $14,728. Selling general and administrative expenses increased due to the impact of translation of foreign currencies into the U.S. dollar, expansion of our vertical integration strategy of buying retail operations, and marketing and selling programs offset by a reduction in legal expenses.

North American selling, general and administrative expense in the three months ended March 31, 2008 increased from the three months ended March 31, 2007 primarily as a result of targeted distribution initiatives offset by a reduction in legal expenses. European selling, general and administrative expenses increased in the three months ended March 31, 2008 from the three month ended March 31, 2007 principally as a result of the targeted marketing and selling programs and effects of foreign currency fluctuations. Our European overhead and expense reduction initiative is expected to result in the elimination of a number of positions and discontinuing distribution activities in certain European locations. Rest-of-world selling, general and administrative expense increased in the three months ended March 31, 2008 from the three months ended March 31, 2007 resulting from increased expenses pertaining to opening new stores and the effects of foreign currency fluctuations. We anticipate expenses in the second quarter 2008 will go up as a result of marketing events.

Research and Development. Research and development expense primarily consists of wages and benefits for research and development, engineering, regulatory and clinical personnel and also includes consulting, intellectual property, clinical studies and engineering support costs. Research and development expense of $2,225, or 7.0% of net sales, in the three months ended March 31, 2008 decreased $68, or 3.0%, over the research and development expense of $2,293, or 7.9% of net sales, in the three months ended March 31, 2007. We expect research and development expense to remain at the same quarterly level for the remainder of the year as we continue our efforts to release new products and improve existing products.

Restructuring Charge. In the first quarter 2008, we recorded $565 in restructuring charges as we begin our efforts to reduce expenses and focus management and resources on those markets that provide the greatest opportunity for increased profitability. We expect that the overhead and expense reduction initiative will occur over the first nine months of 2008, and will result in a total of approximately $1,300 in non-cash and $2,500 in cash restructuring charges in 2008.

Other Income/Expense. Other income/expense primarily consisted of foreign currency gains and losses, interest income and interest expense. Other income was $332 in the three months ended March 31, 2008 compared to other income of $234 in the three months ended March 31, 2007, driven primarily by higher foreign currency gains on the revaluation of intercompany balances. We anticipate interest income to approximate interest expense through the balance of 2008

Provision for Income Taxes. In some jurisdictions net operating loss carry-forwards reduce or offset tax provisions. We had an income tax provision for the three months ended March 31, 2008 of $294 from continuing operations compared to an income tax provision of $272 in the three months ended March 31, 2007 from continuing operations. The current and prior year income tax provisions were principally the result of pre-tax profits in a foreign geography, alternative minimum tax in the U.S., and state taxes. Income taxes on profits in the U.S. and a number of our foreign subsidiaries are currently negated by our net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

Net cash by used in operating activities from continuing operations was $606 for the three months ended March 31, 2008. Negative cash flow resulted from net loss from continuing operations of $532 and was positively affected by certain non-cash expenses including depreciation and amortization of $1,220, stock-based compensation of $468, and the amortization of discount on long-term debt of $95, partially offset by foreign currency gains of $334. Positive operating cash flow also resulted from a decrease in inventory of $1,102, which was primarily the result the decrease in inventory after the build up for new product launches; a decrease in other assets of $76; and increases in accounts payable, accrued expenses and deferred revenue of $9, which was primarily the result of the timing of payments. These positive cash flow items were offset by an increase in accounts receivable of $1,594, which was the result of higher sales in the first quarter of 2008 over the fourth quarter of 2007 and to the timing of sales; an increase in prepaid expenses and other for $959, as a result of marketing related activities and prepaid insurance; and withholding taxes remitted on share-based awards of $157.

Net cash used in investing activities from continuing operations of $4,457 for the three months ended March 31, 2008 resulted from payments related to acquisitions of retail audiology practices for $2,885, the purchase of property and equipment of $564, and customer advances of $1,008.

Net cash used in financing activities from continuing operations of $1,793 for the three months ended March 31, 2008 resulted from increases in restricted cash and cash equivalents of $27 and principal loan payments of $1,774, partially offset by proceeds from exercise of stock options of $8.

Our cash and marketable securities, including restricted amounts, totaled $14,102 as of March 31, 2008. We may make (i) settlement payments regarding our disputes with the former owners of Sanomed and Tympany and (ii) acquisitions of complementary businesses. We believe that our cash and cash equivalents and credit facilities will be adequate to meet our operating, working capital and investment requirements for the next year. However, depending on the pace of retail audiology practice acquisitions or customer advances, we may need to increase our capital resources beyond current levels.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of business since December 31, 2007. During the three months ended March 31, 2008, the Company issued non-interest bearing notes payable of $613 relating to our acquisitions of businesses which will be paid in the following 24 months.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. These critical accounting policies require significant judgment with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. A summary of critical accounting policies can be found in our Form 10-K for the year ended December 31, 2007. Future results rarely develop exactly as forecast, and the best estimates routinely require adjustment.

RECENT ACCOUNTING PRONOUNCEMENTS

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS No. 157. We chose not to elect the fair value option for our financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted in the three months ended March 31, 2008. Therefore, the adoption of SFAS No. 159 had no impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161), which is effective for fiscal years beginning after November 15, 2008. SFAS 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and requires enhanced disclosures about a company’s derivative and hedging activities. We are in the process of determining the impact, if any, that the adoption of SFAS No. 161 will have on our financial statements.

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

Derivative Instruments. We have in the past and may in the future, enter into readily marketable forward contracts with financial institutions to minimize the short-term impact of foreign currency fluctuations on certain intercompany balances. We do not enter into these contracts for trading or speculation purposes. Gains and losses on the contracts are included in the results of operations and offset foreign exchange gains or losses recognized on the revaluation of the associated intercompany balances. Our foreign exchange forward contracts generally mature three months from the contract date. No such contracts were entered into in 2007 or 2008.

Foreign Currency Risk. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S., and from intercompany account balances between our U.S. parent and our non-U.S. subsidiaries. In the three months ended March 31, 2008, approximately 63% of our net sales and 46% of our operating expenses were denominated in currencies other than the U.S. dollar.

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

For the three months ended March 31, 2008 and 2007, average currency exchange rates to convert one U.S. dollar into each local currency for which we had sales greater than 10% of consolidated net sales were as follows:

	2008	2007
Euro	0.67	0.76
Australian dollar	1.11	1.27

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be included in our Exchange Act reports is properly recorded, processed, summarized and reported within the time periods specified.

Changes in Internal Controls Over Financial Reporting. During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In February 2006, the former owners of Sanomed, which the Company acquired in 2003, filed a lawsuit in German civil court claiming that certain deductions made by the Company against certain accounts receivable amounts and other payments remitted to the former owners were improper. The former owners seek damages in the amount of approximately €1,700 ($2,700). The Company filed its statement of defense in April 2006 and oral arguments were held in August 2006 with the court asking the parties to attempt to settle the matter. Settlement discussions failed and the parties agreed to proceed to a court hearing. In addition, as part of the Sanomed purchase agreement the former owners were entitled to contingent consideration based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to contingent consideration irrespective of the achievement of the revenue milestones. Two of the former owners filed suit against the Company claiming that they are entitled to their full remaining contingent consideration of approximately €1,600 ($2,600). In 2007, the Company resolved the dispute with one of the former owners. The remaining former owner’s contingent consideration claim against the Company is approximately €1,100 ($1,800). The Company strongly denies the allegations contained in the Sanomed lawsuits and intends to defend itself vigorously; however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect on the Company. The Company establishes liabilities when a particular contingency is probable and estimable. For certain contingencies noted above, the Company has accrued amounts considered probable and estimable.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1-A, “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the year ended December 31, 2007 which could materially affect our business, results of operations and financial position. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations and financial position.

ITEM 6.	EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit #	Description

10.1	Sonic Innovations, Inc. issued a statement to clarify confusion raised by a number of press releases related to an award for a patent infringement action with Energy Transportation Group, Inc. v. Sonic Innovations, Inc. (filed on our Form 8-K on February 13, 2008 and incorporated by reference herein).

10.2	Sonic Innovations, Inc. issued a press release announcing its financial results for the first quarter 2008 and also announced that it has begun to consolidate several of its European operations (filed on our Form 8-K on May 1, 2008 and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2008

/s/ MICHAEL M. HALLORAN
Michael M. Halloran
Vice President and Chief Financial Officer