Form 10-Q
period 2008-06-30
SONIC INNOVATIONS INC
filed 2008-08-11
CIK 1105982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

As of August 1, 2008, there were 27,533,774 shares of the registrant’s $0.001 par value common stock outstanding.

SONIC INNOVATIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$14,903	$15,214
Restricted cash and cash equivalents	281	5,470
Accounts receivable, net of allowance for doubtful accounts of $1,737 and $1,740	21,212	21,996
Inventories	12,973	13,451
Prepaid expenses and other	3,636	3,336

Total current assets	53,005	59,467
Property and equipment, net of accumulated depreciation and amortization of $23,874 and $21,949	7,923	8,267
Goodwill and indefinite-lived intangible assets	49,827	45,137
Definite-lived intangible assets, net	8,553	7,700
Other assets	4,841	3,130

Total assets	$124,149	$123,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,875	$5,227
Payable for earn-out on acquisitions	417	417
Accounts payable	10,348	10,384
Accrued payroll and related expenses	4,818	4,428
Accrued restructuring costs	910	—
Accrued warranty	4,650	5,249
Deferred revenue	5,259	4,956
Other accrued liabilities	4,887	5,420

Total current liabilities	36,164	36,081
Long-term debt, net of current portion	4,004	5,593
Deferred revenue, net of current portion	5,754	5,146
Other liabilities	1,065	648

Total liabilities	46,987	47,468

Commitments and contingencies (Notes 4, 5 and 6)
Shareholders’ equity:
Common stock	28	28
Additional paid-in-capital	142,663	139,853
Accumulated deficit	(75,802)	(71,268)
Accumulated other comprehensive income	14,046	11,393
Treasury stock, at cost	(3,773)	(3,773)

Total shareholders’ equity	77,162	76,233

Total liabilities and shareholders’ equity	$124,149	$123,701

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net sales	$35,349	$30,417	$67,276	$59,436
Cost of sales	13,305	11,031	24,794	22,295

Gross profit	22,044	19,386	42,482	37,141
Selling, general and administrative expense	20,314	17,505	38,532	32,233
Research and development expense	2,157	2,171	4,382	4,464
Restructuring charge	3,200	—	3,765	—

Operating income (loss)	(3,627)	(290)	(4,197)	444
Other income (loss), net	(80)	86	252	320

Income (loss) before income taxes	(3,707)	(204)	(3,945)	764
Provision for income taxes	295	274	589	546

Income (loss) from continuing operations	(4,002)	(478)	(4,534)	218
Income (loss) from discontinued operations, net of income taxes	—	44	—	(81)

Net income (loss)	$(4,002)	$(434)	$(4,534)	$137

Basic income (loss) per common share:
Continuing operations	$(0.15)	$(0.02)	$(0.17)	$0.01
Discontinued operations	—	—	—	—

Net income (loss)	$(0.15)	$(0.02)	$(0.17)	$0.01

Diluted income (loss) per common share:
Continuing operations	$(0.15)	$(0.02)	$(0.17)	$0.01
Discontinued operations	—	—	—	—

Net income (loss)	$(0.15)	$(0.02)	$(0.17)	$0.01

Weighted average number of common shares outstanding:
Basic	27,336	26,468	27,093	26,292

Diluted	27,336	26,468	27,093	27,373

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(4,534)	$137
Loss from discontinued operations, net of tax	—	81
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,586	2,134
Stock-based compensation	989	677
Foreign currency gain	(412)	(49)
Amortization of discount on long-term debt	184	92
Non-cash portion of restructuring charge	2,425	—
Loss on disposal of long-lived asset	132	—
Changes in assets and liabilities:
Accounts receivable, net	1,766	(2,375)
Inventories	1,084	(2,040)
Prepaid expenses and other	(38)	(76)
Other assets	88	(71)
Withholding taxes remitted on share-based awards	(215)	(382)
Accrued restructuring	903	—
Accounts payable, accrued liabilities and deferred revenue	(1,099)	(133)

Net cash provided by (used in) continuing operations	3,859	(2,005)
Net cash used in discontinued operations	—	(110)

Net cash provided by (used in) operating activities	3,859	(2,115)

Cash flows from investing activities:
Payments related to acquisitions of businesses, net of cash acquired	(3,270)	(4,314)
Purchases of property and equipment	(1,282)	(1,582)
Payments related to customer advances, net	(2,014)	(232)
Proceeds from selling marketable securities, net	—	4,953

Net cash used in continuing operations in investing activities	(6,566)	(1,175)
Net cash provided by discontinued operations in investing activities	—	1,067

Net cash used in investing activities	(6,566)	(108)

Cash flows from financing activities:
Principal payments on long-term debt	(3,080)	(664)
Decrease in restricted cash, cash equivalents and marketable securities, net	5,215	841
Proceeds from exercise of stock options and employee stock purchases	8	3,612

Net cash provided by continuing operations in financing activities	2,143	3,789

Effect of exchange rate changes on cash and cash equivalents	253	190

Net increase (decrease) in cash and cash equivalents	(311)	1,756
Cash and cash equivalents, beginning of the period	15,214	12,690

Cash and cash equivalents, end of the period	$14,903	$14,446

Supplemental cash flow information:
Cash paid for interest	$311	$140
Cash payment (refunded) for income taxes	522	(163)
Non-cash investing and financing activities:
Stock issued for acquisition of businesses	1,990	610
Receivable related to the sale of Tympany	—	933
Notes payable related to acquisition of businesses, net of imputed interest	613	3,395

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the full year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

On February 20, 2007, Tympany (the Auditory Testing equipment division) was sold to a group of private investors and is classified as a discontinued operation in the accompanying condensed consolidated financial statements.

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

Revenue Recognition. Sales of hearing aids are recognized when (i) products are shipped, except for retail hearing aid sales, which are recognized upon acceptance by the consumer, (ii) persuasive evidence of an arrangement exists, (iii) title and risk of loss has transferred, (iv) the price is fixed or determinable, (v) contractual obligations have been satisfied, and (vi) collectibility is reasonably assured. Revenues related to sales of separately priced extended service contracts are deferred and recognized on a straight-line basis over the contractual periods. Deferred revenue also includes cash received prior to all revenue recognition criteria being met (for example, customer acceptance). Net sales consist of product sales less provisions for sales returns and rebates, which are made at the time of sale. The Company generally has a 60-day return policy for wholesale and 30 days for retail hearing aid sales, and allowances for sales returns are reflected as a reduction of sales and accounts receivable. If actual sales returns differ from the Company’s estimates, revisions to the allowance for sales returns will be required. Allowances for sales returns were as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Balance, beginning of period	$2,486	$3,270	$2,389	$3,463
Provisions	2,986	3,054	5,896	6,416
Returns processed	(2,966)	(3,014)	(5,779)	(6,569)

Balance, end of period	$2,506	$3,310	$2,506	$3,310

For the three months ended June 30, 2008 and 2007, sales to the Australian Government’s Office of Hearing Services, a division of the Department of Health and Aging, accounted for 11.9% and 10.4%, respectively, of the Company’s net sales. For the six months ended June 30, 2008 and 2007, such sales accounted for 11.8% and 10.6%, respectively. No other customer accounted for 10% or more of net sales.

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

Accrued warranty costs were as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Balance, beginning of period	$4,724	$6,281	$5,249	$6,063
Provisions	1,227	1,035	2,096	1,942
Cost incurred	(1,301)	(1,367)	(2,695)	(2,056)

Balance, end of period	$4,650	$5,949	$4,650	$5,949

Cash Equivalents. The Company considers all short-term investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2008 and December 31, 2007, cash equivalents consisted of money market funds totaling $5,903 and $11,357, respectively. As of June 30, 2008, the Company has pledged $281 primarily related to the Australian operations. As of December 31, 2007, the Company had pledged $5,470 of cash and cash equivalents, primarily as security for a long-term loan (see Note 4).

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

The Company’s money market funds totaling $5,903 as of June 30, 2008 were considered to have Level 1 observable inputs and are recorded at fair value.

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

	June 30, 2008	December 31, 2007
Raw materials and components	$4,487	$5,456
Work in progress	411	129
Finished goods	8,075	7,866

Total	$12,973	$13,451

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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(4,002)	$(434)	$(4,534)	$137
Foreign currency translation adjustment	648	1,244	2,653	1,772

Comprehensive income (loss)	$(3,354)	$810	$(1,881)	$1,909

Stock-Based Compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the employee requisite service period. For further information, refer to the footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

Share-based compensation expense pertaining to stock options and restricted stock awards was $521 and $383 for the three months ended June 30, 2008 and 2007, respectively. Share-based compensation expense pertaining to stock options and restricted stock awards was $989 and $677 for the six months ended June 30, 2008 and 2007, respectively. Share-based compensation is recorded in cost of sales, selling general and administrative expense and research and development expense. In addition, share-based compensation expense pertaining to stock options and restricted stock awards of $38 was recognized in connection with the Company’s restructuring program which was recorded as a component of the restructuring charge.

During the three months ended June 30, 2008, the Company granted 63 restricted stock awards to members of the board of directors with an aggregate fair value of $246. During the six months ended June 30, 2008, the Company granted 560 stock option awards to employees with an aggregate fair value of $1,382. The fair value of options issued during the six months ended June 30, 2008 was estimated on the date of grant based on a risk free rate of return of 3.9%, an expected dividend yield of 0.0%, volatility of 58.3%, and an expected life of 5 years. During the six months ended June 30, 2008, the Company granted 76 restricted stock awards to employees with an aggregate fair value of $368.

During the three months ended June 30, 2007, the Company granted 55 restricted stock awards to employees with an aggregate fair value of $541 and 14 restricted stock awards to members of the board of directors with an aggregate fair value of $137. During the six months ended June 30, 2007, the Company granted 503 stock option awards to employees with an aggregate fair value of $1,778. The fair value of options issued during six months ended June 30, 2007 was estimated on the date of grant based on a risk free rate of return of 3.7%, an expected dividend yield of 0.0%, volatility of 60.5%, and an expected life of 4 years.

As of June 30, 2008, there was $2,254 and $1,519 of unrecognized share-based compensation expense relating to options and restricted stock awards that will be recognized over a weighted-average period of 2.6 and 2.0 years, respectively.

Derivative Instruments and Hedging Activities. The company may employ derivative financial instruments to manage risks, including the short term impact of foreign currency fluctuations on certain intercompany balances, or variable interest rate exposures. The Company does not enter into these contracts for trading or speculation purposes. Gains and losses on the contracts are included in the results of operations and offset foreign exchange gains or losses recognized on the revaluation of certain intercompany balances, or interest expense due to movement in variable interest rates, as applicable. The Company’s foreign exchange forward contracts generally mature in three months or less from the contract date; there were no contracts outstanding as of June 30, 2008 or December 31, 2007.

Income (Loss) Per Common Share. Basic income (loss) per common share is calculated based upon the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based upon the weighted average number of shares of common stock outstanding, plus the dilutive effect of common stock equivalents calculated using the treasury stock method.

Dilutive common stock equivalents for the six months ended June 30, 2007 consisted of 1,081 equivalent shares pertaining to stock options and restricted stock awards, respectively. Antidilutive common stock equivalents of 4,311 and 3,421 for the three months ended June 30, 2008 and 2007, respectively, were excluded from the diluted loss per share calculations. Antidilutive common stock equivalents of 3,868 and 660 for the six months ended June 30, 2008 and 2007, respectively, were excluded from the diluted loss per share calculations.

Income Taxes. Provision is made for taxes on pre-tax income. In some jurisdictions net operating loss carry-forwards reduce or offset tax provisions. The Company’s income tax provision for the three months ended June 30, 2008 and 2007 was $295 and $274, respectively, and for the six months ending June 30, 2008 and 2007 was $589 and $546 respectively. The income tax provisions were principally the result of pre-tax profits in certain foreign geographies, alternative minimum tax in the U.S., amortization of goodwill, and state taxes.

Recent Accounting Pronouncements. In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” effective for fiscal years beginning after December 15, 2008. This standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” effective for fiscal years beginning after December 15, 2008 This standard requires all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. The Company is in the process of determining the impact, if any, that the adoption of SFAS No. 160 will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No.161), which is effective for fiscal years beginning after November 15, 2008. SFAS No.161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No.133) and requires enhanced disclosures about a company’s derivative and hedging activities. As this standard impacts disclosures only, the adoption of this standard will not have a material impact on the Company’s financial statements.

In April 2008, the FASB issued FASB Staff Position, or FSP, FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP FAS 142-3. FSP FAS 142-3 removes the requirement of SFAS 142, “Goodwill and Other Intangible Assets” for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is in the process of determining the impact, if any, that the adoption of FSP FAS 142-3 will have on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect that the adoption of this statement will have a material effect on the Company’s financial statements.

2. ACQUISITIONS

In the second quarter of 2008, the Company acquired one retail audiology practice. During the first quarter 2008, the Company acquired four retail audiology practices. These acquisitions are an expansion of the Company’s distribution activities. The operations of these acquisitions are included in the Company’s consolidated results effective with their closing dates. Purchase consideration is summarized as follows for the six months ended June 30, 2008:

	For the Three Months Ended March 31, 2008	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008
Cash	$2,847	$385	$3,232
Notes payable, net of imputed interest of $62	613	—	613
Common stock (393 and 78 shares were issued in the first and second quarters, respectively)	1,620	370	1,990
Closing costs	38	—	38

Total costs	$5,118	$755	$5,873

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

The following table sets forth the initial allocation of the aggregate purchase price of businesses acquired during the three and six months ended June 30, 2008:

	For the Three Months Ended March 31, 2008	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008
Current assets	$107	$15	$122
Property and equipment and other assets	68	5	73
Customer databases	1,269	290	1,559
Non-compete agreements	343	—	343
Trademarks	25	—	25
Goodwill	3,487	452	3,939
Current liabilities	(45)	(6)	(51)
Deferred revenue	(136)	(1)	(137)

Total	$5,118	$755	$5,873

3. INTANGIBLE ASSETS

During the three months ended June 30, 2008, the Company continued the restructuring actions, primarily in Europe, by consolidating operations, reducing headcount, closing facilities and impairing certain intangible assets, including goodwill and a trade name. For a further discussion on these restructuring actions see note 6.

Changes in goodwill and indefinite-lived intangible assets for the six months ended June 30, 2008 were as follows:

Balance, beginning of period	$45,137
Effect of foreign currency exchange rate changes	2,560
Goodwill related to acquisitions	3,939
Goodwill impairment	(1,809)

Balance, end of period	$49,827

Definite-lived intangible assets were as follows:

		June 30, 2008		December 31, 2007
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Purchased technology and licenses	3-13 years	$1,923	$1,353	$1,923	$1,293
Brand names	3-15 years	2,771	1,917	3,136	1,815
Non-compete agreements	5 years	2,017	817	1,646	644
Customer databases	2-10 years	7,219	1,290	5,564	817
Distribution agreements	2-5 years	374	374	351	351
Software and other intangibles	1-5 years	256	256	264	264

Total		$14,560	$6,007	$12,884	$5,184

4. LONG-TERM DEBT

The Company obtained a loan from a German bank in 2003 to fund the acquisition of its German business. On June 13, 2008, Sonic Innovations GmbH, a German-subsidiary of Sonic Innovations, Inc., entered into a Second Amendment to the long-term loan with a German bank. The Second Amendment released the requirement of a stand-by letter of credit which was supported by restricted cash of approximately U.S. $5,200 at a U.S. bank. The restricted cash was released during the second quarter of 2008. Additionally, the Second Amendment states that all current loan utilization will bear interest at a rate of the EURIBOR rate plus 4.0%. As of June 30, 2008, the balance of the loan was €2,750 ($4,342). The loan payments are €250 ($395 as of June 30, 2008) per quarter. The effective interest rates on this loan for the six months ended June 30, 2008 and 2007 were 6.85% and 5.23%, respectively.

In June 2008, the Company entered into an interest rate swap agreement with an initial notional amount of €2,500 to be reduced €250 per quarter through January 2011. Under this agreement the Company receives a floating rate based on EURIBOR interest rate, and pays a fixed rate of 9.59% on the notional amount of €2,500. As of June 30, 2008 the fair value of the interest derivative recognized in other income was not material to the consolidated financial statements.

Other acquisition loans relate to the Company’s retail distribution initiative and represent loans associated with retail audiology practice acquisitions. Generally, these notes are secured by the acquired assets, subordinated to the revolving credit facility, and are due in annual installments from the acquisition date. During the six months ended June 30, 2008, the Company issued notes payable of $613, net of imputed interest of $62, relating to the acquisition of retail audiology practices.

As of June 30, 2008, the current portion of long-term debt was $4,875 and the long-term portion was $4,004. Future payments on long-term debt consisted of the following as of June 30, 2008:

			Future Payments
	Interest Rate	Total	Rest of 2008	2009	2010	2011
Foreign loan	Variable	$4,342	$789	$1,579	$1,579	$395
Other acquisition loans	0.0-5.0%	4,727	1,560	2,917	250	—

Total		9,069	2,349	4,496	1,829	395
Less imputed interest		(190)	(110)	(80)	—	—

Total carrying amount		$8,879	$2,239	$4,416	$1,829	$395

In April 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, providing for a revolving credit facility, under which borrowings of up to $6,000 are available wherein the Company intends to use amounts available under the credit facility for acquisitions, working capital and general corporate purposes. The credit facility is secured by substantially all tangible U.S. assets. The credit facility was amended in May 2008 to extend the term for one year to April 12, 2010, modify the adjusted quick ratio, and consent to a guaranty by the Company of the loan from a German bank. Availability of borrowings is subject to a borrowing base of eligible accounts receivable and inventory. Borrowings under the credit facility are subject to interest at the domestic prime rate or at a Euro dollar-based rate (“LIBOR”) plus 2.75% if the adjusted quick ratio is greater than or equal to 0.75 to 1.0 or the domestic prime rate plus 0.25% or the LIBOR rate plus 3.0% if the adjusted quick ratio is less than 0.75 to 1.0. There is an annual fee of 0.375% on the average unused portion of the credit facility. There were no outstanding borrowings on the credit facility as of June 30, 2008 and December 31, 2007.

5. LEGAL PROCEEDINGS

In February 2006, the former owners of Sanomed, which the Company acquired in 2003, filed a lawsuit in German civil court claiming that certain deductions made by the Company against certain accounts receivable amounts and other payments remitted to the former owners were improper. The former owners seek damages in the amount of approximately €1,700 ($2,700), plus interest. The Company filed its statement of defense in April 2006 and oral arguments were held in August 2006 with the court asking the parties to attempt to settle the matter. Settlement discussions failed and the parties agreed to proceed to a court hearing. In addition, as part of the Sanomed purchase agreement the former owners were entitled to contingent consideration based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to contingent consideration irrespective of the achievement of the revenue milestones. Two of the former owners filed suit against the Company claiming that they are entitled to their full remaining contingent consideration of approximately €1,600 ($2,600), plus interest. In 2007, the Company resolved the dispute with one of the former owners. The remaining former owner’s contingent consideration claim against the Company for approximately €1,100 ($1,800) plus interest was dismissed in July 2008, with the German court rendering its decision in favor of the Company. The former owner has 30 days from the decision in which to file an appeal. The Company strongly denies the allegations contained in the Sanomed lawsuits and intends to defend itself vigorously; however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect on the Company. The Company establishes liabilities when a particular contingency is probable and estimable. For certain contingencies noted above, the Company has accrued amounts considered probable and estimable.

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

6. RESTRUCTURING

During the three months ended March 31, 2008, the Company took actions to improve the profitability of its operations, primarily in North America and Europe, by reducing the total number of employees. During the three months ended June 30, 2008 the Company continued the restructuring actions, primarily in Europe, by consolidating operations, reducing headcount, closing facilities and impairing certain intangible assets, including goodwill and a trade name. The goodwill impairments resulted from the decision to cease operations in one European country and write off the associated goodwill of $690; and the decision to sell operations in another European country where the pending sales offer did not support the goodwill balance and the Company has recorded an estimated impairment loss of $1,119 which may vary depending on the final sales terms. The Company also recorded a $352 charge to write off a trade name in one of the affected European countries based on a decision in the second quarter 2008 to cease using the trade name. Accordingly, the Company recorded charges of $565 and $3,200 in the three months ending March 31, 2008 and June 30, 2008, respectively, of which $75 was paid during the three months ended March 31, 2008 and $2,780 was paid or impaired in the three months ended June 30, 2008.

Accrued restructuring activity for the three months ended March 31, 2008 and June 30, 2008 consisted of the following:

	Employee Related	Excess Facilities	Impairment and Other	Total
Restructuring charge	$550	$15	$—	$565
Payments	(75)	—	—	(75)

Balance, March 31, 2008	475	15	—	490
Restructuring charge	713	31	2,456	3,200
Payments and impairments	(323)	(15)	(2,442)	(2,780)

Balance, June 30, 2008	$865	$31	$14	$910

7. DISCONTINUED OPERATIONS

In December 2004, the Company acquired 100% of the stock of Tympany. Contingent consideration in a combination of cash (60%) and the Company’s common stock (40%) was to be paid based on a percentage of net revenue from the date of acquisition through December 31, 2007. The contingent consideration payable for the six months ended December 31, 2006 and the six months ended December 31, 2007 is currently in dispute with the former owners of Tympany as a result of a claim filed against the former owners for state sales taxes not paid or accrued during their ownership. As of June 30, 2008 and December 31, 2007, the Company has accrued $337 related to the earn-out obligation for the six months ended December 31, 2006 pending the outcome of this dispute.

On February 20, 2007, the Company sold all issued and outstanding stock of Tympany to Tympany Holding, L.L.C for $2,000, consisting of $600 in cash and $1,400 in short-term, non-interest bearing notes receivable, of which $467 remains outstanding as of June 30, 2008 and December 31, 2007 (of which approximately $218 is in dispute as of June 30, 2008). The Company recorded a gain of $115 as a result of the sale. As part of the sale agreement, the Company retained its obligations under the contingent consideration provisions; however, the agreement also included a provision that Tympany Holding, L.L.C. would reimburse the Company for contingent consideration payable to the former shareholders of Tympany for the period from the date of sale through December 31, 2007. The Company recorded contingent consideration payable of $65 for the period from January 1, 2007 through the sale date of February 20, 2007 and $134 for the period from the sale date through December 31, 2007. With respect to these amounts, $80 remains both a payable to the former shareholders and a receivable from Tympany Holding L.L.C. as of June 30, 2008 and December 31, 2007. Therefore, as of June 30, 2008 and December 31, 2007, the Company accrued $417 pertaining to earn-out payments, $337 relating to the six months ended December 31, 2006 and $80 relating to six months ended December 31, 2007.

Tympany’s results of operations were as follows:

	Three months ended June 30, 2007	Six months ended June 30, 2007
Net sales	$—	$325

Income (loss) from discontinued operations	$44	$(314)
Gain on sale of discontinued operations	—	230
Income tax benefit	—	3

Loss from discontinued operations, net of taxes	$44	$(81)

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

	North America	Europe	Rest-of-world	Unallocated	Total
Three months ended June 30, 2008
Net sales to external customers	$12,339	$14,719	$8,291	$—	$35,349
Restructuring charge	208	2,992	—	—	3,200
Operating profit (loss)	(2,362)	(143)	1,035	(2,157)	(3,627)
Income (loss) from continuing operations	(2,432)	(331)	918	(2,157)	(4,002)
Three months ended June 30, 2007
Net sales to external customers	$11,800	$12,755	$5,862	$—	$30,417
Operating profit (loss)	(1,323)	3,138	66	(2,171)	(290)
Income (loss) from continuing operations	(1,110)	2,765	38	(2,171)	(478)
Six months ended June 30, 2008
Net sales to external customers	$24,232	$27,820	$15,224	$—	$67,276
Restructuring charge	678	3,087	—	—	3,765
Operating profit (loss)	(3,924)	2,279	1,830	(4,382)	(4,197)
Income (loss) from continuing operations	(3,659)	1,878	1,629	(4,382)	(4,534)
Six months ended June 30, 2007
Net sales to external customers	$22,737	$25,429	$11,270	$—	$59,436
Operating profit (loss)	(1,321)	5,632	597	(4,464)	444
Income (loss) from continuing operations	(855)	4,955	582	(4,464)	218
As of June 30, 2008
Identifiable segment assets	61,757	43,084	19,308	—	124,149
Goodwill and indefinite-lived intangible assets	15,031	24,719	10,077	—	49,827
Long-lived assets	25,864	26,495	13,944	—	66,303
As of December 31, 2007
Identifiable segment assets	60,151	45,295	18,255	—	123,701
Goodwill and indefinite-lived intangible assets	11,186	24,763	9,188	—	45,137
Long-lived assets	21,036	27,276	12,792	—	61,104

Long-lived assets consist of property and equipment, finite-lived and indefinite-lived intangible assets, and goodwill. In addition to the U.S., the Company operates in two countries, Germany and Australia, in which assets and net sales were in excess of 10% of consolidated amounts.

9. SUBSEQUENT EVENTS

During July 2008 the Company acquired three retail audiology practices for $2,353, plus closing costs. The Company paid cash of $1,308, issued $430 in common stock, and issued non-interest bearing notes of $615, net of imputed interest of $32. The notes are payable as follows: $250 payable in August 2008 providing certain closing conditions are met, $360 to be paid in July 2009 and $37 to be paid in July 2010.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands, except per share data)

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified as those that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and the following risk factors discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007: (i) our continued losses; (ii) aggressive competitive factors; (iii) fluctuations in our financial results; (iv) negative impact of our recent acquisition activities; (v) ineffective internal financial control systems; (vi) dependence on significant customers; (vii) dependence on critical suppliers and contractors; (viii) uncertainty and impact of product returns; (ix) inability to introduce new and innovative products; (x) undiscovered product errors or defects; (xi) potential infringement on the intellectual property rights of others; (xii) uncertainty of intellectual property protection; (xiii) dependence on international operations; (xiv) potential product liability; (xv) failure to comply with FDA regulations; (xvi) our stock price could suffer due to sales of stock by our directors and officers; and (xvii) our charter documents and shareholder agreements may prevent certain acquisitions.

Because the foregoing factors could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements, undue reliance should not be placed on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of future events or developments.

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

In December 2004, we purchased Tympany, Inc. (“Tympany” or our “Auditory Testing Equipment” division) a company that developed a machine to automate the four primary hearing tests. We expected sales synergies with our hearing aid operations to develop as a result of this acquisition by integrating diagnostic and therapeutic segments of the hearing care market. That is, we anticipated that the placement of a machine in a physician’s office would generate revenue for his or her business and result in referrals of the hearing impaired individual to us. This placement and referral concept never developed and thus, we made the decision, in the fourth quarter of 2006, to divest Tympany and put our focus solely on hearing aids. On February 20, 2007, we sold Tympany to a group of private investors. Therefore, our Auditory Testing Equipment division, Tympany, has been classified as a discontinued operation in the condensed consolidated financial statements for the three and six months ended June 30, 2007.

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

In March 2006, we introduced our first “open-ear” product, ion. Open-fitting products are gaining popularity because they eliminate the effect of occlusion (the “plugged-up” sensation that hearing aid wearers may encounter). Occlusion is avoided by using a very small tube and dome that allow sound to pass freely from the ear canal. A traditional ear-mold prevents the sound of the wearer’s own voice from escaping. The market for open-ear products is growing rapidly. The market is using the open-ear hearing aid primarily to target the first time hearing aid wearer, who currently represents 40% of the purchasers of hearing aids in the United States. The popularity of open fittings can be seen in the Hearing Industries Association (“HIA”) data. Behind-the-ear (“BTE”) products, which open ear products fall within, have seen significant growth in 2007, representing 51% of units sold in the United States, up from 44% in 2006, and 33% in 2005. BTE products are less expensive to produce than custom devices. BTE products are standard (one size fits all), whereas, custom devices require significant labor because they are made to fit the specific user’s ear canal.

We have a number of additional products scheduled for launch in 2008 which will improve our competitiveness as these fill the few remaining gaps in our product line.

Distribution Developments

We are competing in an industry that includes six much larger competitors who have significantly more resources and have established relationships and reputations. Their product offerings are broad and their infrastructure and marketing and distribution capabilities are well established, and they continue to vertically integrate. This makes it difficult for us to compete in the traditional distribution fashion. For this reason, we are interested in new and existing distribution methods. We believe we are making progress with this strategy. In certain cases, we sell direct to the consumer utilizing the ear-nose-throat doctor to perform the hearing aid fitting, while in other cases, we sell direct to the consumer through various retail stores. We believe a combination of wholesale and direct-to-consumer distribution will continue to be critical for us in certain geographies. Accordingly, we are actively pursuing a vertical integration strategy focusing on opening new stores or acquiring existing retail hearing aid practices. We are also using customer advances in situations where customers are seeking to grow their businesses.

In parts of the world where we do not have direct operations, we sell principally to distributors with payment terms ranging from 30-120 days. Certain distributors are offered volume discounts which are earned upon meeting unit volume targets. Distributor agreements do not convey price protection or price concessions rights.

Overhead and Expense Reduction Initiative (Restructuring Charge)

During 2008 we announced an initiative to reduce expenses and focus management and resources on those markets that provide the greatest opportunity for increased profitability. We expect that the overhead and expense reduction initiative will occur over the first nine months of 2008, and will result in a total of approximately $2,425 in non-cash and $1,965 in cash restructuring charges in 2008. We expect that this overhead and expense reduction initiative will result in slightly lower sales and higher profitability. At June 30, 2008, the initiative is moving ahead quickly. We have four European operations that represent the bulk of the restructuring activities, two have relocated substantially all their activities by the end of July 2008 to existing facilities, one we have named a distributor in July 2008 with good relationships in the local market instead of a direct sales force, and finally one is expected to be sold in August 2008. Accordingly, all operating changes will be substantially completed by the third quarter 2008. However, we may not have fully exited the facilities by September 30, 2008, thus we may have a small charge in the fourth quarter. The expected charges in the second half of 2008 are expected to be approximately $625.

Financial Results

Our operating loss of $3,627 for the three months ended June 30, 2008, compared with an operating loss of $290 in the three months ended June 30, 2007 was impacted mainly by three items:

1.	The restructuring charge of $3,200;

2.	A softening in North American wholesale sales primarily resulting from the downturn in the economy; and

3.	A reduction in sales in some European operations that are subject to our overhead and expense reduction initiative.

Offsetting these somewhat are improvements in our vertically integrated locations.

Our sales and financial results are expected to improve in the second half of 2008, and did so from 2006 to 2007 because of the following:

•

Acquired retail audiology practices have increased sales, improved operating gross margin and increased operating profit. We are profitable in the retail locations we have acquired, with an annualized return of approximately 5%. We expect this to improve substantially as we focus on growing sales.

•	Increased spending on sales and marketing initiatives, particularly in our larger markets outside the United States where we are vertically integrated, which is driving sales increases.

•	Implemented cost savings initiatives in manufacturing including lowering purchased component costs, outsourcing to lower cost geographies, and improving manufacturing efficiencies.

•	Lowered return and repair rates by improving the quality of our products.

•

Launched new products, specifically Velocity miniBTE, ion 200, and ion 400, and will launch products for the low and mid-priced product categories in August 2008 which we believe will improve our competitiveness at these price points.

•

The U.S. dollar continues to weaken against most major currencies. The two currencies that primarily impact the company are the Euro and Australian dollar. We source our products primarily in U.S. dollars, thus the weakening of the U.S. dollar makes these products less expensive in those countries and improves our gross margin.

•	An overhead and expense reduction initiative in Europe which should reduce costs and drive profitability.

During the remainder of 2008, we expect to continue to focus on expanding distribution channels, enhancing customer service, improving product quality, launching new products, and improving operational efficiency.

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations information for the periods indicated expressed as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	37.6	36.3	36.9	37.5

Gross profit	62.4	63.7	63.1	62.5
Selling, general and administrative expense	57.5	57.6	57.3	54.2
Research and development expense	6.1	7.1	6.5	7.5
Restructuring charge	9.1	—	5.6	—

Operating income (loss)	(10.3)	(1.0)	(6.3)	0.8
Other income (expense), net	(0.2)	0.3	0.4	0.5

Income (loss) from continuing operations before income taxes	(10.5)	(0.7)	(5.9)	1.3
Provision for income taxes	0.8	0.9	0.8	0.9

Net income (loss) from continuing operations	(11.3)	(1.6)	(6.7)	0.4

Net income (loss) from discontinued operations	0.0	0.2	0.0	(0.2)

Net income (loss)	(11.3)%	(1.4)%	(6.7)%	0.2%

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of the related sale. Net sales by reportable operating segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
Hearing aids:
North America	$12,339	$11,800	4.6%	$24,232	$22,737	6.6%
Europe	14,719	12,755	15.4	27,820	25,429	9.4
Rest-of-world	8,291	5,862	41.4	15,224	11,270	35.1

Total	$35,349	$30,417	16.2%	$67,276	$59,436	13.2%

Discontinued operations	$—	$—	—	$—	$325	(100.0)%

The following table reflects the significant components of sales growth for the three months ended June 30, 2007 compared to the three months ended June 30, 2008.

	North America		Europe		Rest-of-world		Total
	$	%	$	%	$	%	$	%
Sales for the three months ended June 30, 2007	$11,800		$12,755		$5,862		$30,417
Organic growth (reduction)	(1,928)	(16.3)%	221	1.7%	1,629	27.8%	(78)	(0.3)%
Acquisitions	2,326	19.7%	—	0.0%	—	0.0%	2,326	7.7%
Foreign currency	141	1.2%	1,743	13.7%	800	13.6%	2,684	8.8%

Sales for the three months ended June 30, 2008	$12,339	4.6%	$14,719	15.4%	$8,291	41.4%	$35,349	16.2%

The following table reflects the significant components of sales growth for the six months ended June 30, 2007 compared to the six months ended June 30, 2008.

	North America		Europe		Rest-of-world		Total
	$	%	$	%	$	%	$	%
Sales for the six months ended June 30, 2007	$22,737		$25,429		$11,270		$59,436
Organic growth (reduction)	(3,607)	(15.9)%	(956)	(3.8)%	2,338	20.8%	(2,225)	(3.7)%
Acquisitions	4,751	20.9%	—	0.0%	—	0.0%	4,751	8.0%
Foreign currency	351	1.6%	3,347	13.2%	1,616	14.3%	5,314	8.9%

Sales for the six months ended June 30, 2008	$24,232	6.6%	$27,820	9.4%	$15,224	35.1%	$67,276	13.2%

Net sales in the three months ended June 30, 2008 of $35,349 were up $4,932, or 16.2% from three months ended June 30, 2007 net sales of $30,417. Net sales in the six months ended June 30, 2008 of $67,276 were up $7,840, or 13.2% from the six months ended June 30, 2007 net sales of $59,436. The increase in sales in the second quarter and for the year to date is due to acquisitions and the weakening of the U.S. dollar against foreign currencies. Organic decline in Europe was significantly impacted by the locations which are subject to the restructuring initiative. Excluding these locations, organic growth in our European segment was 18.1 % and 10.8% for the three and six months ended June 30, 2008, respectively, and organic growth worldwide increased to 6.6% and 2.5% for the same periods. We have a number of initiatives in process and future plans to improve the organic growth, particularly in North America. We plan to launch a family of Velocity products that are competitive at the low and mid-priced segments and we have increased our spending in advertising and in our vertically integrated locations.

North American hearing aid sales of $12,339 in the three months ended June 30, 2008 were up $539, or 4.6%, from last year’s three months ended June 30, 2007 sales level of $11,800. North American hearing aid sales of $24,232 in the six months ended June 30, 2008 were up $1,495, or 6.6%, from last year’s six months ended June 30, 2007 sales level of $22,737. North American sales were impacted by our vertical integration strategy, as we acquired retail audiology practices during the past 18 months. However, offsetting this are a number of factors, including some of our wholesale customers which were purchased by competitors, our mix of sales is generally high-end and mid-priced products while lower priced products sell better in a slowing economy, and hearing impaired individuals are delaying purchases of hearing aids or purchasing lower priced products. We see this in our aggregate average selling prices for the North American market.

European hearing aid sales of $14,719 in the three months ended June 30, 2008 were up $1,964, or 15.4%, from the three months ended June 30, 2007 sales of $12,755. European hearing aid sales of $27,820 in the six months ended June 30, 2008 were up $2,391, or 9.4%, from the six months ended June 30, 2007 sales of $25,429. As previously stated, the restructuring operations had a significant impact on net sales. For the three and six months ended June 30, 2008, sales at these locations decreased 16.3 % and 14.5%, respectively and increased at our other locations by 18.1% and 10.8%, respectively. The restructuring is almost complete. Net sales for the restructured operations will decrease, but profitability is expected to be higher in the future.

Rest-of-world hearing aid sales of $8,291 in the three months ended June 30, 2008 were up $2,429, or 41.4%, from three months ended June 30, 2007 sales of $5,862. Rest-of-world hearing aid sales of $15,224 in the six months ended June 30, 2008 were up $3,954, or 35.1%, from six months ended June 30, 2007 sales of $11,270 primarily as a result of opening new stores, marketing programs and favorable foreign currency fluctuations.

We generally have a 60-day return policy for wholesale hearing aid sales and 30-days for our retail sales. Provisions for sales returns for continuing operations were $2,986, or 7.8% of gross hearing aid sales, and $3,054, or 9.1% of gross hearing aid sales, in the three months ended June 30, 2008 and 2007, respectively, and $5,896, or 8.1% of gross hearing aid sales, and $6,416, or 9.7% of gross hearing aid sales, in the six months ended June 30, 2008 and 2007, respectively. The decrease is a result of lower gross sales in North America wholesale, new products that, to date, have had decreased return rates, improvements in existing products, additional training of our customer base, and the mix of wholesale and retail sales. Generally, the return rate for a product improves the longer a product is in the market. We believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations. Retail sales are recognized upon customer acceptance, and therefore, sales returns for retail are considerably lower than in the balance of our business.

Gross Profit. Cost of sales primarily consists of manufacturing costs, royalty expenses, quality costs and costs associated with product remakes and repairs (warranty). Gross profit and gross margin by reportable operating segment were as follows:

	Three months ended June 30,				Six months ended June 30,
	2008		2007		2008		2007
Hearing aids:
North America	$7,482	60.6%	$7,425	62.9%	$15,070	62.2%	$14,180	62.4%
Europe	8,582	58.3	8,020	62.9	16,361	58.8	14,964	58.8
Rest-of-world	5,980	72.1	3,941	67.2	11,051	72.6	7,997	71.0

Total	$22,044	62.4%	$19,386	63.7%	$42,482	63.1%	$37,141	62.5%

Discontinued operations	$—	—	$—	—	$—	—	$248	76.3%

Gross margin decreased from 63.7% in the three months ended June 30, 2007 to 62.4% in the three months ended June 30, 2008 as a result of two primary items: lower average selling prices in North American and an approximate $350 write-off of inventory and a tool used for injection molding that is no longer in use. The lower average selling price was due to a higher percentage of sales with consolidators and buying groups which carry a lower average selling price and the North American economy is driving consumers to buy lower cost devices which generally yield lower margins.

Gross margin improved to 63.1% in the six months ended June 30, 2008 from 62.5% in the six months ended June 30, 2007.

North America’s gross margin decreased from 62.9% in the three months ended June 30, 2007 to 60.6% in the three months ended June 30, 2008 and decreased from 62.4% in the six months ended June 30, 2007 to 62.2% in the six months ended June 30, 2008 primarily as a result of lower selling prices in North America as a result of the economic environment partially offset by a mix of retail sales. Retail sales carry a higher margin than wholesale sales. Gross margin going forward is expected to be approximately the same as in the second quarter of 2008, except for any increase in retail sales as a percentage of overall sales.

Europe’s gross margin decreased to 58.3% in the three months ended June 30, 2008 from 62.9% in the three months ended June 30, 2007. Europe’s gross margin remained at the same level at 58.8% in the six months ended June 30, 2008 and 2007. The second quarter decrease is due to the write-off of inventory of approximately $260 as part of the restructuring activities and a small reduction in average selling prices. We expect Europe gross margin to be approximately 60% going forward.

Rest-of-world gross margin increased from 67.2% in the three months ended June 30, 2007 to 72.1% in the three months ended June 30, 2008. Rest-of-world gross margin increased from 71.0% in the six months ended June 30, 2007 to 72.6% in the six months ended June 30, 2008 as a result of higher retail sales as a percentage of net sales which increased the gross margin. Favorable foreign currency fluctuations also helped the gross margin. Gross margin in the third and fourth quarters is expected to be lower than the second quarter 2008 because we will be selling equipment to fulfill a recently awarded government contract for which we are a distributor. Sales related to the contract are expected to be approximately $1,000 in the second half of 2008 at approximately a 33% gross margin.

Provisions for warranty increased from $1,035 in the three months ended June 30, 2007 to $1,227 in the three months ended June 30, 2008 and increased from $1,942 in the six months ended June 30, 2007 to $2,096 in the six months ended June 30, 2008 primarily due to an increase in volume, partially offset by a decline in the rate at which the Company’s products need repair in the warranty period, shortening of warranty periods, and product mix shift towards standard products which generally carry a lower warranty cost than custom devices.

Selling, General and Administrative expense. Selling, general and administrative expense primarily consists of wages and benefits for sales and marketing personnel, sales commissions, promotions and advertising, marketing support, distribution and administrative expenses.

Selling, general and administrative expense in dollars and as a percent of sales by reportable operating segment was as follows:

	Three months ended June 30,				Six months ended June 30,
	2008		2007		2008		2007
Hearing aids:
North America	$9,637	78.1%	$8,748	74.1%	$18,317	75.6%	$15,500	68.2%
Europe	5,733	38.9	4,882	38.3	10,995	39.5	9,333	36.7
Rest-of-world	4,944	59.6	3,875	66.1	9,220	60.6	7,400	65.7

Total	$20,314	57.5%	$17,505	57.6%	$38,532	57.3%	$32,233	54.2%

Discontinued operations	$—	—	$(44)	—	$—	—	$441	135.7%

The following table reflects the components of the growth in selling, general and administrative expense for the three months ended June 30, 2007 compared to the three months ended June 30, 2008.

	North America		Europe		Rest-of-world		Total
	$	%	$	%	$	%	$	%
Operating expenses for the three months ended June 30, 2007	$8,748		$4,882		$3,875		$17,505
Organic growth (reduction)	(1,089)	(12.4)%	119	2.4%	541	14.0%	(429)	(2.5)%
Acquisitions	1,913	21.9%	—	0.0%	—	0.0%	1,913	10.9%
Foreign currency	65	0.7%	732	15.0%	528	13.6%	1,325	7.6%

Operating expenses for the three months ended June 30, 2008	$9,637	10.2%	$5,733	17.4%	$4,944	27.6%	$20,314	16.0%

The following table reflects the components of the growth in selling, general and administrative expense for the six months ended June 30, 2007 compared to six months ended June 30, 2008.

	North America		Europe		Rest-of-world		Total
	$	%	$	%	$	%	$	%
Operating expenses for the six months ended June 30, 2007	$15,500		$9,333		$7,400		$32,233
Organic growth (reduction)	(1,100)	(7.1)%	330	3.5%	759	10.3%	(11)	(0.0)%
Acquisitions	3,759	24.3%	—	0.0%	—	0.0%	3,759	11.6%
Foreign currency	158	1.0%	1,332	14.3%	1,061	14.3%	2,551	7.9%

Operating expenses for the six months ended June 30, 2008	$18,317	18.2%	$10,995	17.8%	$9,220	24.6%	$38,532	19.5%

Selling, general and administrative expense in the three months ended June 30, 2008 of $20,314 increased by $2,809, or 16.0%, from last year’s three months ended June 30, 2007 level of $17,505. Selling, general and administrative expense in the six months ended June 30, 2008 of $38,532 increased by $6,299, or 19.5%, from last year’s six months ended June 30, 2007 level of $32,233. Selling, general and administrative expenses increased due to the impact of translation of foreign currencies into the U.S. dollar and expansion of our vertical integration strategy.

North American selling, general and administrative expense in the three and six months ended June 30, 2008 increased from the same periods last year as a result of acquired operations, offset by a reduction in marketing costs. We had a launch event for Velocity last year that cost approximately $1,300 in the second quarter 2007. We launched two new products this year, but the costs to do so were significantly reduced compared to last year. European selling, general and administrative expenses increased in the three and six months ended June 30, 2008 principally as a result of the targeted marketing and selling program and the translation of foreign currency into U.S. dollars. Rest-of-world selling, general and administrative expense increased in the three and six months ended June 30, 2008 from the three and six months ended June 30, 2007 resulting from opening eight new stores in 2007 and having the full year impact in 2008 and the translation of foreign currency into U.S. dollars. Auditory Testing Equipment (discontinued operations) selling, general and administrative expense was $441 for the six months ended June 30, 2007. The Company had a favorable lease reserve adjustment of $44 during the second quarter 2007 as a result of a lease termination. Tympany was sold on February 20, 2007.

Research and Development. Research and development expense primarily consists of wages and benefits for research and development, engineering, regulatory and clinical personnel and also includes consulting, intellectual property, clinical studies and engineering support costs. Research and development expense of $2,157, or 6.1% of net sales, in the three months ended June 30, 2008 decreased $14, or 0.6%, over the prior period research and development expense of $2,171, or 7.1% of net sales, in the three months ended June 30, 2007. Research and development expense of $4,382, or 6.5% of net sales, in the six months ended June 30, 2008 decreased $82, or 1.8%, over the prior period research and development expense of $4,464, or 7.5% of net sales, in the six months ended June 30, 2007. We expect research and development expense to be in the $2,100 to $2,300 range per quarter for the near future.

Other Income (Expense). Other income (expense) primarily consisted of foreign currency gains and losses, interest income and interest expense. Other income (expense) was $(80) and $252 in the three and six months ended June 30, 2008, respectively, compared to other income of $86 and $320 in the three and six months ended June 30, 2007, respectively. The key difference in the second quarter is due to a foreign currency loss on the revaluation of our intercompany balances. In previous quarters it was a gain.

Provision for Income Taxes. Provision is made for taxes on pre-tax income. In some jurisdictions net operating loss carry-forwards reduce or offset tax provisions. We had an income tax provision for the three and six months ended June 30, 2008 of $295 and $589 respectively, from continuing operations compared to an income tax provision of $274 and $546 in the three and six months ended June 30, 2007 respectively, from continuing operations. The income tax provisions were principally the result of pre-tax profits in foreign geographies, alternative minimum tax in the U.S., amortization of goodwill, and state taxes. The June 30, 2007 tax provision of $546 resulted from pre-tax profits in a foreign geography, alternative minimum tax in the U.S., and state taxes. Income taxes on profits in the U.S. and a number of our foreign subsidiaries are currently negated by our net operating loss carry-forwards, which total approximately $40,693. The Company has recorded a valuation allowance against its deferred tax assets in Australia which is expected to be reversed in the third quarter 2008 resulting in an expected tax benefit of approximately $1,300.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities from continuing operations was $3,859 for the six months ended June 30, 2008. Negative cash flow that resulted from net loss from continuing operations of $4,534 was positively affected by certain non-cash expenses including depreciation and amortization of $2,586, impairment charge of $2,425, stock-based compensation of $989, the amortization of discount on long-term debt of $184, and loss on disposal of long-lived assets of $132, partially offset by foreign currency gains of $412. Positive cash flows from changes in assets and liabilities from a decrease in accounts receivable of $1,766 which was resulted from improved management of receivables during the first six months of 2008; a decrease in inventory of $1,084, which was primarily the result of inventory management improvements; a decrease in other assets of $88; an increase in accrued restructuring of $903; partially offset by a decrease in accounts payable, accrued liabilities and deferred revenue of $1,099; withholding taxes remitted on share-based awards of $215; and an increase in prepaid expenses and other of $38.

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

Net cash used in investing activities from continuing operations of $6,566 for the six months ended June 30, 2008 resulted from payments related to an acquisition of a business and intangible assets for $3,270, the purchase of property and equipment of $1,282, and net customer advances of $2,014.

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

Net cash provided by financing activities from continuing operations of $2,143 for the six months ended June 30, 2008 resulted from net proceeds from a decrease in restricted cash and cash equivalents of $5,215 and proceeds from exercise of stock options of $8, partially offset by principal loan payments of $3,080.

Net cash provided by financing activities from continuing operations of $3,789 for the six months ended June 30, 2007 resulted from stock option exercises of $3,230, withholding taxes received on share-based awards of $382, net proceeds from a decrease in restricted cash and cash equivalents of $841, and principal loan payments of $664.

Our cash and cash equivalents, including restricted amounts, totaled $15,184 as of June 30, 2008. We may make (i) settlement payments regarding our disputes with various parties as described in legal proceedings and (ii) acquisitions of complementary businesses. We believe that our cash and marketable securities balance will be adequate to meet our operating, working capital and investment requirements for the next year.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of business since December 31, 2007.

In April 2007, we entered into a Loan and Security Agreement with Silicon Valley Bank, providing for a revolving credit facility, under which borrowings of up to $6,000 are available wherein the Company intends to use amounts available under the credit facility for acquisitions, working capital and general corporate purposes. The credit facility is secured by substantially all tangible U.S. assets. The credit facility was amended in May 2008 to extend the term for one year to April 12, 2010, modify the adjusted quick ratio to take into consideration the amendment of the German bank loan, and consent to a guaranty by us of the loan from a German bank. Availability of borrowings is subject to a borrowing base of eligible accounts receivable and inventory. Borrowings under the credit facility are subject to interest at the domestic prime rate or at a Euro dollar-based rate (“LIBOR”) plus 2.75% if the adjusted quick ratio is greater than or equal to 0.75 to 1.0 or the domestic prime rate plus 0.25% or the LIBOR rate plus 3.0% if the adjusted quick ratio is less than 0.75 to 1.0. There is an annual fee of 0.375% on the average unused portion of the credit facility. There were no outstanding borrowings on the credit facility as of June 30, 2008 and December 31, 2007.

We obtained a loan from a German bank in 2003 to fund the acquisition of its German business. On June 13, 2008, Sonic Innovations GmbH, a German-subsidiary of Sonic Innovations, Inc., entered into a Second Amendment to the long-term loan with a German bank. The Second Amendment released the requirement of a stand-by letter of credit which was supported by restricted cash of approximately U.S. $5,200 at a U.S. bank. The restricted cash was released during the second quarter of 2008. Additionally, the Second Amendment states that all current loan utilization will bear interest at a rate of the EURIBOR rate plus 4.0%. As of June 30, 2008, the balance of the loan was €2,750 ($4,342). The loan payments are €250 ($395 as of June 30, 2008) per quarter. The effective interest rates on this loan for the six months ended June 30, 2008 and 2007 were 6.85% and 5.23%, respectively.

In June 2008, we entered into an interest rate swap agreement with an initial notional amount of €2,500 to be reduced €250 per quarter through January 2011. Under this agreement, we receive a floating rate based on EURIBOR interest rate, and pay a fixed rate of 9.59% on the notional amount of €2,500. As of June 30, 2008 the fair value of the interest derivative recognized in other income was not material to the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” effective for fiscal years beginning after December 15, 2008. This standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. We are in the process of determining the impact, if any, that the adoption of SFAS No. 141(R) will have on our financial statements.

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” effective for fiscal years beginning after December 15, 2008. This standard requires all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. We are in the process of determining the impact, if any, that the adoption of SFAS No. 160 will have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No.161), which is effective for fiscal years beginning after November 15, 2008. SFAS No.161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No.133) and requires enhanced disclosures about a company’s derivative and hedging activities. As this standard impacts disclosures only, the adoption of this standard will not have material impact on our financial statements.

In April 2008, the FASB issued FASB Staff Position, or FSP, FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP FAS 142-3. FSP FAS 142-3 removes the requirement of SFAS 142, “Goodwill and Other Intangible Assets” for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We are in the process of determining the impact, if any, that the adoption of FSP FAS 142-3 will have on our financial statements.

In May 2008, the FASB has issued statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect that the adoption of this statement will have a material effect on our financial statements.

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

Derivative Instruments and Hedging Activities. We may employ derivative financial instruments to manage risks, including the short term impact of foreign currency fluctuations on certain intercompany balances, or variable interest rate exposures. We do not enter into these contracts for trading or speculation purposes. Gains and losses on the contracts are included in the results of operations and offset foreign exchange gains or losses recognized on the revaluation of certain intercompany balances, or interest expense due to movement in variable interest rates, as applicable. Our foreign exchange forward contracts generally mature in three months or less from the contract date; there were no contracts outstanding as of June 30, 2008 or December 31, 2007.

In the second quarter 2008 we entered into an interest rate swap agreement. The contract effectively fixes the interest rate of the long term debt associated with the German acquisition at 9.59%.

Foreign Currency Risk. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S., and from intercompany account balances between our U.S. parent and our non-U.S. subsidiaries. In the three months ended June 30, 2008, approximately 64.9% of our net sales and 43.0% of our operating expenses were denominated in currencies other than the U.S. dollar. In the six months ended June 30, 2008, approximately 64.2% of our net sales and 45.2% of our operating expenses were denominated in currencies other than the U.S. dollar.

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

For the six months ended June 30, 2008 and 2007, average currency exchange rates to convert one U.S. dollar into each local currency for which we had sales greater than 10% of consolidated net sales were as follows:

	2008	2007
Euro	0.65	0.75
Australian dollar	1.08	1.24

ITEM 4.	CONTROLS AND PROCEDURES

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

In February 2006, the former owners of Sanomed, which the Company acquired in 2003, filed a lawsuit in German civil court claiming that certain deductions made by the Company against certain accounts receivable amounts and other payments remitted to the former owners were improper. The former owners seek damages in the amount of approximately €1,700 ($2,700), plus interest. The Company filed its statement of defense in April 2006 and oral arguments were held in August 2006 with the court asking the parties to attempt to settle the matter. Settlement discussions failed and the parties agreed to proceed to a court hearing. In addition, as part of the Sanomed purchase agreement the former owners were entitled to contingent consideration based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to contingent consideration irrespective of the achievement of the revenue milestones. Two of the former owners filed suit against the Company claiming that they are entitled to their full remaining contingent consideration of approximately €1,600 ($2,600), plus interest. In 2007, the Company resolved the dispute with one of the former owners. The remaining former owner’s contingent consideration claim against the Company for approximately €1,100 ($1,800) plus interest was dismissed in July 2008, with the German court rendering its decision in favor of the Company. The former owner has 30 days from the decision in which to file an appeal. The Company strongly denies the allegations contained in the Sanomed lawsuits and intends to defend itself vigorously; however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect on the Company. The Company establishes liabilities when a particular contingency is probable and estimable. For certain contingencies noted above, the Company has accrued amounts considered probable and estimable.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of stockholders was held on May 8, 2008. Directors elected at the meeting and voting were as follows:

Director	For	Withheld
James M. Callahan	21,432,915	623,474
Craig L. McKnight	20,583,350	1,473,039

Other directors whose terms of office continued after the meeting were: Cherie M. Fuzzell, Robert W. Miller, Andrew G. Raguskus, Lawrence C. Ward. Kevin J. Ryan, and Samuel L. Westover. Lewis S. Edelheit elected not to stand for re-election.

ITEM 6.	EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit #	Description

10.1	Chairman of the Board steps down (filed on our Form 8-K on May 13, 2008 and incorporated by reference herein).

10.2	Changes in Registrant’s Certifying Accountant (filed on our Form 8-K on June 3, 2008 and incorporated by reference herein).

10.3	Second amendment to long-term loan with German bank (filed on our Form 8-K on June 17, 2008 and incorporated by reference herein).

10.4	Departure of Directors or Certain Officers (filed on our Form 8-K on June 30, 2008 and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC INNOVATIONS, INC.

Date: August 11, 2008	By:	/s/ SAMUEL L. WESTOVER
Samuel L. Westover Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ MICHAEL M. HALLORAN
Michael M. Halloran Vice President and Chief Financial Officer (Principal Financial Officer)