Form 10-Q
period 2008-09-30
SONIC INNOVATIONS INC
filed 2008-11-07
CIK 1105982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

As of October 31, 2008, there were 27,539,078 shares of the registrant’s $0.001 par value common stock outstanding.

SONIC INNOVATIONS, INC.

PART I. FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$13,313	$15,214
Restricted cash and cash equivalents	282	5,470
Accounts receivable, net of allowance for doubtful accounts of $1,740	20,198	21,996
Inventories	10,881	13,451
Prepaid expenses and other	4,504	3,336

Total current assets	49,178	59,467

Property and equipment, net of accumulated depreciation and amortization of $21,058 and $21,949	7,197	8,267
Goodwill and indefinite-lived intangible assets	47,126	45,137
Definite-lived intangible assets, net	8,709	7,700
Other assets	3,956	3,130

Total assets	$116,166	$123,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,676	$5,227
Payable for earn-out on acquisitions	417	417
Accounts payable	8,238	10,384
Accrued payroll and related expenses	4,677	4,428
Accrued restructuring costs	749	—
Accrued warranty	3,961	5,249
Deferred revenue	4,892	4,956
Other accrued liabilities	4,795	5,420

Total current liabilities	32,405	36,081
Long-term debt, net of current portion	3,277	5,593
Deferred revenue, net of current portion	5,402	5,146
Other liabilities	919	648

Total liabilities	42,003	47,468

Commitments and contingencies (Notes 4, 5 and 6)
Shareholders’ equity:
Common stock, $0.001 Par value; 70,000 Shares authorized; 28,509 and 27,767 Shares issued; respectively; 974 Treasury Shares	29	28
Additional paid-in-capital	143,479	139,853
Accumulated deficit	(75,505)	(71,268)
Accumulated other comprehensive income	9,933	11,393
Treasury stock, at cost	(3,773)	(3,773)

Total shareholders’ equity	74,163	76,233

Total liabilities and shareholders’ equity	$116,166	$123,701

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net sales	$31,311	$30,021	$97,598	$87,154
Cost of sales	11,193	11,138	35,581	32,390

Gross profit	20,118	18,883	62,017	54,764
Selling, general and administrative expense	18,013	16,340	55,013	47,215
Research and development expense	2,005	2,108	6,387	6,572
Restructuring charge	232	—	1,561	—

Operating income (loss)	(132)	435	(944)	977
Other income (loss), net	(137)	385	110	715

Income (loss) from continuing operations before income taxes	(269)	820	(834)	1,692
Provision (benefit) for income taxes	(910)	95	(321)	641

Income (loss) from continuing operations	641	725	(513)	1,051
Loss from discontinued operations, net of income taxes	(344)	(244)	(3,724)	(433)

Net income (loss)	$297	$481	$(4,237)	$618

Basic income (loss) per common share:
Continuing operations	$0.02	$0.03	$(0.02)	$0.04
Discontinued operations	(0.01)	(0.01)	(0.14)	(0.02)

Net income (loss)	$0.01	$0.02	$(0.16)	$0.02

Diluted income (loss) per common share:
Continuing operations	$0.02	$0.03	$(0.02)	$0.04
Discontinued operations	(0.01)	(0.01)	(0.14)	(0.02)

Net income (loss)	$0.01	$0.02	$(0.16)	$0.02

Weighted average number of common shares outstanding:
Basic	27,489	26,721	27,226	26,436

Diluted	27,541	27,726	27,226	27,492

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(4,237)	$618
Loss from discontinued operations, net of tax	3,724	81
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,758	3,316
Stock-based compensation	1,379	1,033
Foreign currency gain	(49)	(350)
Amortization of discount on long-term debt	260	166
Non-cash portion of restructuring charge	263	—
Loss on disposal of long-lived asset	132	—
Reversal of deferred tax valuation allowance	(1,305)	—
Changes in assets and liabilities:
Accounts receivable, net	1,554	(1,818)
Inventories	2,158	(1,201)
Prepaid expenses and other	(185)	217
Other assets	63	(54)
Withholding taxes remitted on share-based awards	(220)	(399)
Accrued restructuring	660	—
Accounts payable, accrued liabilities and deferred revenue	(2,378)	(583)

Net cash provided by continuing operations	5,577	1,026
Net cash used in discontinued operations	(1,156)	(110)

Net cash provided by operating activities	4,421	916

Cash flows from investing activities:
Payments related to acquisitions of businesses, net of cash acquired	(4,716)	(5,307)
Purchases of property and equipment	(2,244)	(2,233)
Payments related to customer advances, net	(886)	(834)
Proceeds from selling marketable securities, net	—	6,989

Net cash used in continuing operations in investing activities	(7,846)	(1,385)
Net cash provided by discontinued operations in investing activities	717	1,067

Net cash used in investing activities	(7,129)	(318)

Cash flows from financing activities:
Principal payments on long-term debt	(4,215)	(1,456)
Decrease in restricted cash and cash equivalents, net	5,169	809
Proceeds from exercise of stock options and employee stock purchases	8	3,729

Net cash provided by continuing operations in financing activities	962	3,082

Effect of exchange rate changes on cash and cash equivalents	(155)	415

Net increase (decrease) in cash and cash equivalents	(1,901)	4,095
Cash and cash equivalents, beginning of the period	15,214	12,690

Cash and cash equivalents, end of the period	$13,313	$16,785

Supplemental cash flow information:
Cash paid for interest	486	223
Cash payment (refunded) for income taxes	1,892	(163)
Non-cash investing and financing activities:
Stock issued for acquisition of businesses	2,420	610
Receivable related to the sale of Tympany	—	467
Notes payable related to acquisition of businesses, net of imputed interest	985	3,944

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for the full year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

On September 1, 2008, the Company sold one European operation and closed a second European operation. As of September 30, 2008, there are no material balances related to these operations remaining in the Condensed Consolidated Balance Sheet. These operations have been classified as discontinued operations in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007, and in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008. On February 20, 2007, Tympany (the Auditory Testing equipment division) was sold to a group of private investors and is classified as a discontinued operation in the accompanying condensed consolidated financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Balance, beginning of period	$2,506	$3,310	$2,389	$3,463
Provisions	2,217	3,795	8,113	10,211
Returns processed	(2,575)	(4,285)	(8,354)	(10,854)

Balance, end of period	$2,148	$2,820	$2,148	$2,820

For the three months ended September 30, 2008 and 2007, sales to the Australian Government’s Office of Hearing Services, a division of the Department of Health and Aging, accounted for 14.0% and 13.0%, respectively, of the Company’s net sales. For the nine months ended September 30, 2008 and 2007, such sales accounted for 12.6% and 11.7%, respectively. No other customer accounted for 10% or more of net sales.

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

Accrued warranty costs were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Balance, beginning of period	$4,650	$5,949	$5,249	$6,063
Provisions	759	942	2,855	2,884
Transferred to third party	(249)	—	(249)	—
Costs incurred	(1,199)	(1,196)	(3,894)	(3,252)

Balance, end of period	$3,961	$5,695	$3,961	$5,695

Cash Equivalents. The Company considers all short-term investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2008 and December 31, 2007, cash equivalents consisted of money market funds totaling $5,222 and $11,357, respectively. As of September 30, 2008, the Company has pledged $282 primarily as collateral for a bank facility in the Company’s Australian operations. As of December 31, 2007, the Company had pledged $5,470 of cash and cash equivalents, primarily as security for a long-term loan (see Note 4).

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

The Company’s money market funds totaling $5,222 as of September 30, 2008 were considered to have Level 1 observable inputs and are recorded at fair value.

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

	September 30, 2008	December 31, 2007
Raw materials and components	$4,655	$5,456
Work in progress	229	129
Finished goods	5,997	7,866

Total	$10,881	$13,451

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income (loss)	$297	$481	$(4,237)	$618
Foreign exchange translation adjustment	(4,113)	1,984	(1,460)	3,756

Comprehensive income (loss)	$(3,816)	$2,465	$(5,697)	$4,374

Stock-Based Compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the employee requisite service period. For further information, refer to the footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

Share-based compensation expense pertaining to stock options and restricted stock awards was $390 and $356 for the three months ended September 30, 2008 and 2007, respectively. Share-based compensation expense pertaining to stock options and restricted stock awards was $1,379 and $1,033 for the nine months ended September 30, 2008 and 2007, respectively. Share-based compensation is recorded in cost of sales, selling, general and administrative expense and research and development expense. In addition, share-based compensation expense pertaining to stock options and restricted stock awards of $38 was recognized in connection with the Company’s restructuring program which was recorded as a component of the restructuring charge.

During the three months ended September 30, 2008, the Company granted 110 stock option awards to employees with an aggregate fair value of $170. The fair value of options issued during the three months ended September 30, 2008 was estimated on the date of grant based on a risk free rate of return of 3.1%, an expected dividend yield of 0.0%, volatility of 58.0%, and an expected life of 5 years. During the nine months ended September 30, 2008, the Company granted 76 restricted stock awards to employees with an aggregate fair value of $368. During the nine months ended September 30, 2008, the Company granted 63 restricted stock awards to members of the board of directors with an aggregate fair value of $246. During the nine months ended September 30, 2008, the Company granted 670 stock option awards to employees with an aggregate fair value of $1,552. The fair value of options issued during the nine months ended September 30, 2008 was estimated on the date of grant based on a risk free weighted average rate of return of 3.8%, an expected dividend yield of 0.0%, volatility of 58.3%, and an expected life of 5 years.

During the three months ended September 30, 2007, the Company granted 11 restricted stock awards to employees with an aggregate fair value of $83. During the nine months ended September 30, 2007, the Company granted 90 restricted stock awards to employees and members of the Board of Directors with an aggregate fair value of $832. There were no stock option awards granted during the three months ended September 30, 2007. During the nine months ended September 30, 2007, the Company granted 503 stock option awards to employees with an aggregate fair value of $1,778. The fair value of options issued was estimated on the date of grant based on a risk free weighted average rate of return of 3.7%, an expected dividend yield of 0.0%, volatility of 60.5%, and an expected life of 4 years.

As of September 30, 2008, there was $1,899 and $1,072 of unrecognized share-based compensation expense relating to options and restricted stock awards that will be recognized over a weighted-average period of 2.5 and 1.8 years, respectively.

Derivative Instruments and Hedging Activities. The Company may employ derivative financial instruments to manage risks, including the short term impact of foreign currency fluctuations on certain intercompany balances, or variable interest rate exposures. The Company does not enter into these contracts for trading or speculation purposes. Gains and losses on the contracts are included in the results of operations and offset foreign exchange gains or losses recognized on the revaluation of certain intercompany balances, or interest expense due to movement in variable interest rates, as applicable. The Company’s foreign exchange forward contracts generally mature in three months or less from the contract date; there were no contracts outstanding as of September 30, 2008 or December 31, 2007.

Income (Loss) Per Common Share. Basic income (loss) per common share is calculated based upon the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based upon the weighted average number of shares of common stock outstanding, plus the dilutive effect of common stock equivalents calculated using the treasury stock method.

Dilutive common stock equivalents for the three months ended September 30, 2008 and 2007 consisted of 52 and 1,005 equivalent shares pertaining to 114 and 2,528 stock shares, respectively. Dilutive common stock equivalents for the nine months ended September 30, 2007 consisted of 1,056 equivalent shares pertaining to 2,732 stock shares. Antidilutive common stock equivalents of 4,492 and 711 for the three months ended September 30, 2008 and 2007, respectively, were excluded from the diluted loss per share calculations. Antidilutive common stock equivalents of 4,114 and 677 for the nine months ended September 30, 2008 and 2007, respectively, were excluded from the diluted loss per share calculations.

Income Taxes. Provision is made for taxes on pre-tax income. In some jurisdictions net operating loss carry-forwards reduce or offset tax provisions. The Company’s income tax provision (benefit) for the three months ended September 30, 2008 and 2007 was ($910) and $95, respectively, and for the nine months ending September 30, 2008 and 2007 was ($321) and $641 respectively. The income tax benefit was principally the result of the release of a valuation allowance on net deferred income tax assets in Australia of $1,305, which was recognized during the third quarter 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities“ (SFAS No.161), which is effective for fiscal years beginning after November 15, 2008. SFAS No.161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No.133) and requires enhanced disclosures about a company’s derivative and hedging activities. As this standard impacts disclosures only, the adoption of this standard will not have a material impact on the Company’s financial statements.

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

In September 2008, the FASB issued FSP No. FAS 133-1 and FASB Interpretation (“FIN”) No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FAS No. 133 and FIN No. 45; and Clarification of the Effective Date of FAS No. 161.” This FSP becomes effective for us during the fourth quarter of 2008. The Company does not expect that the adoption of this statement will have a material effect on the Company’s financial statements.

2. ACQUISITIONS

The Company has acquired three retail audiology practices in the three months ended September 30, 2008 and eight retail audiology practices in the nine months ending September 30, 2008. These acquisitions are an expansion of the Company’s distribution activities. The operations of these acquisitions are included in the Company’s consolidated results effective with their closing dates. Purchase consideration is summarized as follows for the nine months ended September 30, 2008:

	Three months ended			Nine months ended September 30, 2008
	March 31, 2008	June 30, 2008	September 30, 2008
Cash	$2,847	$385	$1,446	$4,678
Notes payable, net of imputed interest of $62 and $25 in the first and third quarters respectively	613	—	372	985
Common stock (393, 78, and 178 shares were issued in the first, second and third quarters, respectively)	1,620	370	430	2,420
Closing costs	38	—	—	38

Total costs	$5,118	$755	$2,248	$8,121

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

The following table sets forth the initial allocation of the aggregate purchase price of businesses acquired during the nine months ended September 30, 2008:

	Three months ended			Nine months ended September 30, 2008
	March 31, 2008	June 30, 2008	September 30, 2008
Current assets	$107	$15	$138	$260
Property and equipment and other assets	68	5	30	103
Customer databases	1,269	290	509	2,068
Non-compete agreements	343	—	214	557
Trademarks	25	—	—	25
Goodwill	3,487	452	1,391	5,330
Current liabilities	(45)	(6)	(31)	(82)
Deferred revenue	(136)	(1)	(3)	(140)

Total	$5,118	$755	$2,248	$8,121

3. GOODWILL AND INTANGIBLE ASSETS

During the three months ended September 30, 2008, the Company continued restructuring actions, primarily in Europe, by consolidating operations, reducing headcount, closing facilities, selling assets, and impairing certain intangible assets, including goodwill and a trade name. For a further discussion on these restructuring actions see notes 6 and 7.

Changes in goodwill and indefinite-lived intangible assets for the nine months ended September 30, 2008 were as follows:

Balance, beginning of period	$45,137
Effect of foreign currency exchange rate changes	(1,077)
Goodwill related to acquisitions	5,330
Goodwill impairment	(2,264)

Balance, end of period	$47,126

Definite-lived intangible assets were as follows:

		September 30, 2008		December 31, 2007
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Purchased technology and licenses	3-13 years	$1,923	$1,382	$1,923	$1,293
Brand names	3-15 years	1,994	1,305	3,136	1,815
Non-compete agreements	5 years	2,183	855	1,646	644
Customer databases	2-10 years	7,451	1,300	5,564	817
Distribution agreements	2-5 years	—	—	351	351
Software and other intangibles	1-5 years	250	250	264	264

Total		$13,801	$5,092	$12,884	$5,184

4. LONG-TERM DEBT

The Company obtained a loan from a German bank in 2003 to fund the acquisition of its German business. On June 13, 2008, Sonic Innovations GmbH, a German-subsidiary of Sonic Innovations, Inc., entered into a Second Amendment to the long-term loan with a German bank. The Second Amendment released the requirement of a stand-by letter of credit which was supported by restricted cash of approximately U.S. $5,200 at a U.S. bank. The restricted cash was released during the second quarter of 2008. Additionally, the Second Amendment states that all current loan utilization will bear interest at a rate of the EURIBOR rate plus 4.0%. As of September 30, 2008, the balance of the loan was €2,500 ($3,611). The loan payments are €250 ($361 as of September 30, 2008) per quarter. The effective interest rates on this loan for the nine months ended September 30, 2008 and 2007 were 8.19% and 5.70%, respectively.

In June 2008, the Company entered into an interest rate swap agreement with an initial notional amount of €2,500 to be reduced €250 per quarter through January 2011. Under this agreement the Company receives a floating rate based on EURIBOR interest rate, and pays a fixed rate of 9.59% on the notional amount of €2,500 effectively fixing the interest rate on the Company’s German loan.

Acquisition loans relate to the purchase of retail audiology practices acquired under the Company’s retail distribution initiative. Generally, these notes are secured by the acquired assets, subordinated to the revolving credit facility, and are due in annual installments from the acquisition date. During the nine months ended September 30, 2008, the Company issued notes payable of $1,073, net of imputed interest of $88, relating to the acquisition of retail audiology practices.

As of September 30, 2008, the current portion of long-term debt was $4,676 and the long-term portion was $3,277. Future payments on long-term debt consisted of the following as of September 30, 2008:

			Future Payments
			Rest of 2008	2009	2010	2011	2012
	Interest Rate	Total
Foreign loan	9.59%	$3,611	$361	$1,444	$1,444	$362	$—
Acquisition loans & other	0.0-9.0%	4,515	803	3,322	328	40	22

Total		8,126	1,164	4,766	1,772	402	22
Less imputed interest		(173)	(12)	(145)	(8)	(4)	(4)

Total carrying amount		$7,953	$1,152	$4,621	$1,764	$398	$18

In April 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, providing for a revolving credit facility, under which borrowings of up to $6,000 are available wherein the Company intends to use amounts available under the credit facility for acquisitions, working capital and general corporate purposes. The credit facility is secured by substantially all tangible U.S. assets. The credit facility was amended in May 2008 to extend the term for one year to April 12, 2010, modify the adjusted quick ratio, and consent to a guaranty by the Company of the loan from a German bank. Availability of borrowings is subject to a borrowing base of eligible accounts receivable and inventory. Borrowings under the credit facility are subject to interest at the domestic prime rate or at a Euro dollar-based rate (“LIBOR”) plus 2.75% if the adjusted quick ratio is greater than or equal to 0.75 or the domestic prime rate plus 0.25% or the LIBOR rate plus 3.0% if the adjusted quick ratio is less than 0.75. There is an annual fee of 0.375% on the average unused portion of the credit facility. There were no outstanding borrowings on the credit facility as of September 30, 2008 and December 31, 2007. While recent turmoil in the global financial markets has limited access to capital for many companies, the Company is not aware of any issues currently impacting our lender’s ability to honor their commitment to lend under the revolving credit facility. It is unclear the extent to which the credit crisis will persist and what overall impact it may have on the Company.

5. LEGAL PROCEEDINGS

In February 2006, the former owners of Sanomed, which the Company acquired in 2003, filed a lawsuit in German civil court claiming that certain deductions made by the Company against certain accounts receivable amounts and other payments remitted to the former owners were improper. The former owners seek damages in the amount of approximately €1,700 ($2,500), plus interest. The Company filed its statement of defense in April 2006 and oral arguments were held in August 2006 with the court asking the parties to attempt to settle the matter. Settlement discussions failed and the parties agreed to proceed to a court hearing. In addition, as part of the Sanomed purchase agreement the former owners were entitled to contingent consideration based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to contingent consideration irrespective of the achievement of the revenue milestones. Two of the former owners filed suit against the Company claiming that they are entitled to their full remaining contingent consideration of approximately €1,600 ($2,400), plus interest. In 2007, the Company resolved the dispute with one of the former owners. The remaining former owner’s contingent consideration claim against the Company for approximately €1,100 ($1,700) plus interest was dismissed in July 2008, with the German court rendering its decision in favor of the Company. The former owner has appealed that decision. The Company strongly denies the allegations contained in the Sanomed lawsuits and intends to defend itself vigorously; however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect on the Company.

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

During the three months ended June 30, 2008, the Company continued the restructuring actions, primarily in Europe, by consolidating operations, reducing headcount, closing facilities and impairing certain intangible assets, including goodwill and a trade name. The goodwill impairments resulted from the decision to cease operations in one European country and write off the associated goodwill of $690; and the decision to sell operations in another European country where the pending sales offer did not support the goodwill balance and the Company recorded an estimated impairment loss of $1,119. The sale agreement was finalized and the transaction closed during the third quarter 2008, resulting in a loss on sale of $85. The Company also recorded a $352 charge to write off a trade name in one of the affected European countries based on a decision in the second quarter 2008 to cease using the trade name. The operations subject to these intangible write-offs have been classified as discontinued operations in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007, and in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008.

During the three months ended September 30, 2008, the Company continued its restructuring plan by further reducing headcount, closing facilities, and accruing professional fees related to exiting certain European operations.

Accordingly, the Company recorded charges of $565, $3,200, and $372 in the three months ending March 31, 2008, June 30, 2008 and September 30, 2008, respectively, of which $64, $2,372, and $140 is related to discontinued operations.

Restructuring activity for the nine months ended September 30, 2008 consisted of the following:

	Employee Related	Excess Facilities	Impairment and Other	Total
Restructuring charge	$550	$15	$—	$565
Payments	(75)	—	—	(75)

Balance, March 31, 2008	475	15	—	490

Restructuring charge	713	31	2,456	3,200
Payments and impairments	(323)	(15)	(2,442)	(2,780)

Balance, June 30, 2008	865	31	14	910

Restructuring charge	126	21	225	372
Payments and impairments	(382)	(37)	(114)	(533)

Balance, September 30, 2008	$609	$15	$125	$749

7. DISCONTINUED OPERATIONS

In the third quarter of 2008, a decision was made to divest two European operations. On September 1, 2008, the Company sold one European operation for $706 in cash and closed a second operation.

As of September 30, 2008, there are no material balances related to these operations remaining in the Condensed Consolidated Balance Sheet. These operations have been classified as discontinued operations in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007, and in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008. The results of operations for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net sales	$276	$757	$1,265	$3,062

Loss from discontinued operations, net of zero taxes	(259)	(244)	(3,639)	(352)
Loss on sale of discontinued operations, net of zero taxes	(85)	—	(85)	—

Loss from discontinued operations, net of zero taxes	$(344)	$(244)	$(3,724)	$(352)

In December 2004, the Company acquired 100% of the stock of Tympany. Contingent consideration in a combination of cash (60%) and the Company’s common stock (40%) was to be paid based on a percentage of net revenue from the date of acquisition through December 31, 2007. The contingent consideration payable for the six months ended December 31, 2006 and the six months ended December 31, 2007 is currently in dispute with the former owners of Tympany as a result of a claim filed against the former owners for state sales taxes not paid or accrued during their ownership. As of September 30, 2008 and December 31, 2007, the Company has accrued $337 related to the earn-out obligation for the six months ended December 31, 2006 pending the outcome of this dispute.

On February 20, 2007, the Company sold all issued and outstanding stock of Tympany to Tympany Holding, L.L.C for $2,000, consisting of $600 in cash and $1,400 in short-term, non-interest bearing notes receivable, of which $467 remains outstanding as of September 30, 2008 and December 31, 2007 (of which approximately $218 is in dispute as of September 30, 2008). The Company recorded a gain of $115 as a result of the sale. As part of the sale agreement, the Company retained its obligations under the contingent consideration provisions; however, the agreement also included a provision that Tympany Holding, L.L.C. would reimburse the Company for contingent consideration payable to the former shareholders of Tympany for the period from the date of sale through December 31, 2007. The Company recorded contingent consideration payable of $65 for the period from January 1, 2007 through the sale date of February 20, 2007 and $134 for the period from the sale date through December 31, 2007. With respect to these amounts, $80 remains both a payable to the former shareholders and a receivable from Tympany Holding L.L.C. as of September 30, 2008 and December 31, 2007. Therefore, as of September 30, 2008 and December 31, 2007, the Company accrued $417 pertaining to earn-out payments, $337 relating to the six months ended December 31, 2006 and $80 relating to six months ended December 31, 2007.

Tympany’s results of operations were as follows:

Nine months ended September 2007
Net sales	$325

Loss from discontinued operations	(314)
Gain on sale of discontinued operations	230
Income tax benefit	3

Loss from discontinued operations, net of taxes	$(81)

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

	North America	Europe	Rest-of-world	Unallocated	Total
Three months ended September 30, 2008
Net sales to external customers	$11,899	$11,726	$7,686	$—	$31,311
Restructuring charge	—	232	—	—	232
Operating income (loss)	(2,240)	2,968	1,145	(2,005)	(132)
Income (loss) from continuing operations	(2,421)	2,777	2,290	(2,005)	641
Three months ended September 30, 2007
Net sales to external customers	$12,578	$10,769	$6,674	$—	$30,021
Operating income (loss)	(538)	2,364	717	(2,108)	435
Income (loss) from continuing operations	(201)	2,329	705	(2,108)	725
Nine months ended September 30, 2008
Net sales to external customers	$36,131	$38,557	$22,910	$—	$97,598
Restructuring charge	678	883	—	—	1,561
Operating income (loss)	(6,165)	8,632	2,976	(6,387)	(944)
Income (loss) from continuing operations	(6,081)	8,036	3,919	(6,387)	(513)
Nine months ended September 30, 2007
Net sales to external customers	$35,314	$33,896	$17,944	$—	$87,154
Operating income (loss)	(1,858)	8,094	1,313	(6,572)	977
Income (loss) from continuing operations	(1,056)	7,392	1,287	(6,572)	1,051
As of September 30, 2008
Identifiable segment assets	$59,446	$38,315	$18,405	$—	$116,166
Goodwill and indefinite-lived intangible assets	16,360	22,157	8,609	—	47,126
Long-lived assets	27,821	23,360	11,851	—	63,032
As of December 31, 2007
Identifiable segment assets	$60,151	$45,295	$18,255	$—	$123,701
Goodwill and indefinite-lived intangible assets	11,186	24,763	9,188	—	45,137
Long-lived assets	21,036	27,276	12,792	—	61,104

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

Our restructuring activities in 2008 have been centered mostly in Europe with the goal of streamlining processes, eliminating non-performing business units, and focusing on profitable opportunities. On September 1, 2008, we sold one European operation and closed a second European operation. As of September 30, 2008, there are no material balances related to these operations remaining in the Condensed Consolidated Balance Sheet. These operations have been classified as discontinued operations in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007, and in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008. In February 2007, we sold our Auditory Testing Equipment division to a group of private investors, which is classified as a discontinued operation in the accompanying condensed consolidated financial statements.

Market

The hearing aid market is large at both the wholesale level (over $2 billion) and the retail level (over $6 billion). It is estimated less than 24% (up from approximately 20% five years ago) of those who could benefit from a hearing aid actually own one. There are many factors that cause this low market penetration rate, such as the high cost of hearing aids, the stigma associated with wearing hearing aids, the discomfort of wearing hearing aids and the difficulty in adjusting to amplification. We believe that these negative factors will decrease in importance in the future because we expect the stigma aspect to decrease as improvements in technology make the devices smaller, less conspicuous and more comfortable and as hearing loss becomes more prevalent in society. Therefore, in the future, we expect that more people who could benefit from hearing aids will buy them, and we believe that the growth rate of the hearing impaired population could be significant, particularly as the developed world’s population ages.

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

•

Our operations and performance depend on general economic conditions. The global economy recently experienced, and could continue to experience, an economic downturn due to the crisis in credit markets, slower economic activity, concerns about inflation, increased energy costs, decreased consumer confidence, and other adverse business conditions. Such fluctuations in the global economy could cause, among others, deterioration and continued decline in consumer spending and increase in the cost of labor and materials. As a result, our operating results could be significantly harmed.

•

The available wholesale market continues to shrink as our competitors implement vertical integration strategies and buying groups limit the number of manufacturers with whom they do business. Thus, we plan to develop and acquire additional distribution capacities.

Product Developments

The current global economic situation makes it more important than ever to provide our customers with pricing flexibility in selling to the hearing impaired consumer. In third quarter 2008, Sonic Innovations launched four new products specifically designed to provide additional price options for our customers. Velocity 24, our new premium product, combines a superior set of algorithms to provide the consumer with hands-free operation in a variety of listening environments. Our new advanced-level product, Velocity 12, offers many sophisticated features, such as automatic and adaptive directionality, data logging, and auto telephone. With Velocity 6, we have added a highly competitive mid-level product line. Velocity 4, our newest entry-level offering, makes Sonic Innovations’ patented and proven noise reduction available at a price-point that is particularly attractive to cost-sensitive consumers. All Velocity products are available in a full line of custom models and feature a robust standard BTE that can accommodate a severe hearing loss. Velocity 24, Velocity 12, and Velocity 6 also offer a miniBTE model that provides both open-fit and standard fittings, a powerful fitting range and extendable functionality such as Bluetooth and direct audio import support.

The ion family of products – ion 400, ion 200, and ion – continues to be an important part of Sonic Innovations’ strategy to provide outstanding products in every market segment. Ion 400, launched March 2008, offers premium features in the smallest open-fit product available on the market. The market for open-fit products has grown rapidly. The market is using open-fit products primarily to target the first-time hearing aid wearer, who currently represents 40% of the purchasers of hearing aids in the United States. The popularity of open fittings can be seen in the Hearing Industries Association (“HIA”) data. The Behind-the-ear (“BTE”) category, which open-fit products fall within, have seen continued growth in 2008, representing 55% of the units sold in the United States, up from 51% in 2007 and 44% in 2006.

With the release of the Velocity product series, Sonic Innovations now has 11 active product families – Velocity 24, Velocity 12, Velocity 6, Velocity 4, ion 400, ion 200, ion, Balance, Applause, Natura Pro, and Natura 2SE.

We have a number of additional products scheduled for launch in 2009 which will improve our competitiveness as these fill the few remaining gaps in our product line.

Distribution Developments

We are competing in an industry that includes six much larger competitors who have significantly more resources and have established relationships and reputations. Their product offerings are broad, their infrastructure and marketing and distribution capabilities are well established, and they continue to vertically integrate. This makes it difficult for us to compete in the traditional distribution fashion. For this reason, we are interested in both new and existing distribution methods. We believe we are making progress with this strategy. In certain cases, we sell direct to the consumer utilizing the ear-nose-throat doctor to perform the hearing aid fitting, while in other cases, we sell direct to the consumer through various retail stores. We believe a combination of wholesale and direct-to-consumer distribution will continue to be critical for us in certain geographies. Accordingly, we are pursuing a vertical integration strategy focusing on opening new stores or acquiring existing retail hearing aid practices. We are also using customer advances in situations where customers are seeking to grow their businesses.

In parts of the world where we do not have direct operations, we sell principally to distributors with payment terms ranging from 30-120 days. Certain distributors are offered volume discounts which are earned upon meeting unit volume targets. Distributor agreements do not convey price protection or price concessions rights.

Overhead and Expense Reduction Initiative (Restructuring Charge)

During April 2008, we announced an initiative to reduce expenses and focus management and resources on those markets that provide the greatest opportunity for increased profitability. We have four European operations that represent the bulk of this restructuring initiative. Two operations have transferred profitable activities in July 2008 to other existing locations. Another operation was closed. Finally, one operation was sold effective September 1, 2008. The overhead and expense reduction initiative was substantially completed in the third quarter 2008. The total cost of this plan will be approximately $2,500 in non-cash and $2,400 in cash restructuring charges all to be recorded in 2008. We expect that this overhead and expense reduction initiative will result in lower sales, but higher profitability for those operations. The expected charges in the fourth quarter for the announced restructuring will be an additional $200. In addition, we continue to react to the worsening world economic situation and as a result are continuing to adjust our expense base and expect an additional $500 in restructuring charges in the fourth quarter 2008, for a total of approximately $700.

Financial Results

Our operating loss of $132 for the three months ended September 30, 2008, compared with an operating income of $435 in the three months ended September 30, 2007 was impacted mainly by two items:

1.	The restructuring charge of $232.

2.	A softening in North American wholesale sales primarily resulting from the downturn in the economy.

Our sales and financial results are expected to improve because of the following:

•	We hired a President and Chief Operating Officer in August 2008, who will focus on our North American wholesale operation.

•

Focusing on improving the results of retail audiology practices we acquired in 2006, 2007 and 2008. We have assigned our Australian marketing department to oversee our United States marketing efforts, and also have replaced personnel.

•

Increased spending as a result of opening new stores and sales and marketing initiatives, particularly in our larger markets outside the United States where we are vertically integrated, which is driving sales increases.

•

Implemented cost savings initiatives in manufacturing including lowering purchased component costs, lower personnel costs, outsourcing to lower cost geographies, and improving manufacturing efficiencies.

•	Lowered return and repair rates by improving the quality of our products.

•

Launched new products, specifically Velocity and ion related products which will appeal to more consumers in that they are featured and priced competitively. We believe these products will assist our North American wholesale operation in the fourth quarter 2008 and beyond.

•	An overhead and expense reduction initiative, primarily in Europe.

Notwithstanding the aforementioned actions and expectations, we cannot predict the extent to which the current economic conditions may deteriorate and thus offset, in whole or in part, our expectations above. During the remainder of 2008, we expect to continue to focus on reducing costs, strengthening cash flow, expanding distribution channels, enhancing customer service, improving product quality, launching new products, and improving operational efficiency.

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations information for the periods indicated expressed as a percentage of net sales.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	35.7	37.1	36.5	37.2

Gross profit	64.3	62.9	63.5	62.8
Selling, general and administrative expense	57.6	54.5	56.4	54.2
Research and development expense	6.4	7.0	6.5	7.5
Restructuring charge	0.7	—	1.6	—

Operating income (loss)	(0.4)	1.4	(1.0)	1.1
Other income (loss), net	(0.4)	1.3	0.1	0.8

Income (loss) from continuing operations before income taxes	(0.8)	2.7	(0.9)	1.9
Provision (benefit) for income taxes	(2.8)	0.3	(0.4)	0.7

Income (loss) from continuing operations	2.0	2.4	(0.5)	1.2
Loss from discontinued operations, net of income taxes	(1.1)	(0.8)	(3.8)	(0.5)

Net income (loss)	0.9%	1.6%	(4.3%)	0.7%

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of the related sale. Net sales by reportable operating segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
Hearing aids:
North America	$11,899	$12,578	(5.4%)	$36,131	$35,314	2.3%
Europe	11,726	10,769	8.9%	38,557	33,896	13.8%
Rest-of-world	7,686	6,674	15.2%	22,910	17,944	27.7%

Total	$31,311	$30,021	4.3%	$97,598	$87,154	12.0%

Discontinued operations	$276	$757	(63.5%)	$1,265	$3,387	(62.7%)

The following table reflects the significant components of net sales growth for the three months ended September 30, 2007 compared to the three months ended September 30, 2008.

	North America		Europe		Rest-of-world		Total
	$	%	$	%	$	%	$	%
Net sales for the three months ended September 30, 2007	$12,578		$10,769		$6,674		$30,021
Organic growth (reduction)	(2,645)	(21.0%)	(41)	(0.4%)	621	9.3%	(2,065)	(6.9%)
Acquisitions	1,958	15.6%	—	0.0%	—	0.0%	1,958	6.5%
Foreign currency	8	0.0%	998	9.3%	391	5.9%	1,397	4.7%

Net sales for the three months ended September 30, 2008	$11,899	(5.4%)	$11,726	8.9%	$7,686	15.2%	$31,311	4.3%

The following table reflects the significant components of net sales growth for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2008.

	North America		Europe		Rest-of-world		Total
	$	%	$	%	$	%	$	%
Net sales for the nine months ended September 30, 2007	$35,314		$33,896		$17,944		$87,154
Organic growth (reduction)	(6,251)	(17.7%)	455	1.3%	2,959	16.5%	(2,837)	(3.3%)
Acquisitions	6,709	19.0%	—	0.0%	—	0.0%	6,709	7.7%
Foreign currency	359	1.0%	4,206	12.5%	2,007	11.2%	6,572	7.6%

Net sales for the nine months ended September 30, 2008	$36,131	2.3%	$38,557	13.8%	$22,910	27.7%	$97,598	12.0%

Net sales in the three months ended September 30, 2008 of $31,311 were up $1,290, or 4.3% from three months ended September 30, 2007 net sales of $30,021. Net sales in the nine months ended September 30, 2008 of $97,598 were up $10,444, or 12.0% from the nine months ended September 30, 2007 net sales of $87,154. The increase in sales in the third quarter and for the nine months ended September 30, 2008 is due to acquisitions and the weakening of the U.S. dollar against foreign currencies during those periods. Organic changes in Europe were significantly impacted by locations which are subject to the restructuring initiative. Excluding these locations, organic growth in our European segment was 4.9% and 9.6% for the three and nine months ended September 30, 2008, respectively. We have a number of initiatives to improve the organic growth, particularly in North America. We launched a family of Velocity products late in the third quarter 2008 in the North American market that significantly strengthen our product offerings, particularly at the low and mid-priced segments.

North American hearing aid sales of $11,899 in the three months ended September 30, 2008 decreased by $679, or 5.4%, from last year’s three months ended September 30, 2007 sales level of $12,578. North American hearing aid sales of $36,131 in the nine months ended September 30, 2008 were up $817, or 2.3%, from last year’s nine months ended September 30, 2007 sales level of $35,314. The North American market was positively impacted by our vertical integration strategy as we acquired retail audiology practices. We have slowed the pace of acquisitions for two reasons, first is that most retail practices have lower profitability in the past six to nine months due to the current economic environment, and since our acquisition price is based on profits, our prices are lower, which generally is not agreeable to the owner. The second reason for the slower acquisition pace is to conserve our capital base given the current economic environment. Offsetting the sales growth due to completed acquisitions, the U.S. economic downturn caused a delay in purchases by the hearing impaired. During the third quarter, a buying group representing 11.5% of North American sales added a third manufacturing partner, which may reduce the Company’s sales volumes. We are taking steps to improve profitability in North America by launching new products, reducing costs, and have recently hired a President and Chief Operating Officer, who will focus on our North American wholesale operation.

European hearing aid sales of $11,726 in the three months ended September 30, 2008 were up $957, or 8.9%, from the three months ended September 30, 2007 sales of $10,769. European hearing aid sales of $38,557 in the nine months ended September 30, 2008 were up $4,661, or 13.8%, from the nine months ended September 30, 2007 sales of $33,896. As previously stated, the restructured operations had an impact on net sales. For the three and nine months ended September 30, 2008, sales at the restructured operations locations decreased 5.3% and 8.3%, respectively, and increased at our continuing operations by 4.9% and 9.6%, respectively. The restructuring was substantially completed during the third quarter 2008. Local currency sales in the fourth quarter 2008 are expected to be higher because September and October 2008 orders in our largest European retail operation were higher than our September and October 2007 orders, and September and October orders are recorded as sales in the fourth quarter. However the strengthening of the U.S. dollar will have a negative impact on reported sales.

Rest-of-world hearing aid sales of $7,686 in the three months ended September 30, 2008 were up $1,012, or 15.2%, from the three months ended September 30, 2007 sales of $6,674. Rest-of-world hearing aid sales of $22,910 in the nine months ended September 30, 2008 were up $4,966, or 27.7%, from nine months ended September 30, 2007 sales of $17,944 primarily as a result of opening new stores and favorable foreign currency fluctuations.

We generally have a 60-day return policy for wholesale hearing aid sales and 30-days for our retail sales. Provisions for sales returns for continuing operations were $2,217, or 6.6% of gross hearing aid sales, and $3,795, or 11.2% of gross hearing aid sales, in the three months ended September 30, 2008 and 2007, respectively, and $8,113, or 7.7% of gross hearing aid sales, and $10,211, or 10.5% of gross hearing aid sales, in the nine months ended September 30, 2008 and 2007, respectively. The decrease is a result of lower gross sales in North America wholesale, the mix of wholesale and retail sales, improvements in existing products, additional training of our customer base, and, generally, the return rate for a product improves the longer a product is in the market. We believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations. Retail sales are recognized upon customer acceptance, and therefore, sales returns for retail are considerably lower than in the balance of our business.

Gross Profit. Cost of sales primarily consists of manufacturing costs, royalty expenses, quality costs and costs associated with product remakes and repairs (warranty). Gross profit and gross margin by reportable operating segment were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2008		2007		2008		2007
Hearing aids:
North America	$7,085	59.5%	$7,826	62.2%	$22,155	61.3%	$22,006	62.3%
Europe	7,385	63.0%	6,441	59.8%	23,163	60.1%	20,146	59.4%
Rest-of-world	5,648	73.5%	4,616	69.2%	16,699	72.9%	12,612	70.3%

Total	$20,118	64.3%	$18,883	62.9%	$62,017	63.5%	$54,764	62.8%

Discontinued operations	$195		$422		$778		$1,932

Gross margin increased from 62.9% in the three months ended September 30, 2007 to 64.3% in the three months ended September 30, 2008 and from 62.8% in the nine months ended September 30, 2007 to 63.5% in the nine months ended September 30, 2008 as a result of a stronger mix of retail sales to wholesale sales (retail provides a higher margin than wholesale), lower manufacturing costs, lower returns and repairs, and the impact of foreign currency. These were partially offset by lower average selling prices in wholesale. We expect gross margin in the fourth quarter to be negatively impacted by the strengthening of the U.S. dollar.

North America’s gross margin decreased from 62.2% in the three months ended September 30, 2007 to 59.5% in the three months ended September 30, 2008 and decreased from 62.3% in the nine months ended September 30, 2007 to 61.3% in the nine months ended September 30, 2008 primarily as a result of lower selling prices in North America wholesale as a result of the economic environment partially offset by a mix of retail sales.

Europe’s gross margin increased to 63.0% in the three months ended September 30, 2008 from 59.8% in the three months ended September 30, 2007. Europe’s gross margin increased from 59.4% in the nine months ended September 30, 2007 to 60.1% in the nine months ended September 30, 2008. These increases are due to a higher mix of retail sales and overall lower wholesales sales. The restructured operations that are continuing are wholesale operations (high volume business with low gross margins). In addition, the weakening of the Euro will have an impact on reported sales, gross margin and operating expenses. The net result will be lower profitability because we source most of our cost of sales in U.S. dollars.

Rest-of-world gross margin increased from 69.2% in the three months ended September 30, 2007 to 73.5% in the three months ended September 30, 2008. Rest-of-world gross margin increased from 70.3% in the nine months ended September 30, 2007 to 72.9% in the nine months ended September 30, 2008 as a result of higher retail sales as a percentage of net sales which increased the gross margin. Favorable foreign currency fluctuations also helped gross margin. Gross margin in the fourth quarter is expected to be lower because we will be selling equipment to fulfill a recently awarded government contract for which we are a distributor. Sales related to the contract are at a lower gross margin than our existing business. In addition, the weakening of the Australian dollar will have an impact on reported sales, gross margin and operating expenses. The net result will be lower profitability because we source most of our cost of sales in U.S. dollars.

Provisions for warranty decreased from $942 in the three months ended September 30, 2007 to $759 in the three months ended September 30, 2008 and decreased from $2,884 in the nine months ended September 30, 2007 to $2,855 in the nine months ended September 30, 2008 primarily due to a decrease in volume, a decline in the rate at which the Company’s products need repair in the warranty period, shortening of warranty periods, and product mix shift towards standard products which generally carry a lower warranty cost than custom devices.

Selling, General and Administrative Expense. Selling, general and administrative expense primarily consists of wages and benefits for sales and marketing personnel, sales commissions, promotions and advertising, marketing support, distribution and administrative, stock compensation, and depreciation and amortization expenses.

Selling, general and administrative expense in dollars and as a percent of sales by reportable operating segment was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2008		2007		2008		2007
Hearing aids:
North America	$9,325	78.4%	$8,364	66.5%	$27,642	76.5%	$23,864	67.6%
Europe	4,185	35.7%	4,077	37.9%	13,648	35.4%	12,052	35.6%
Rest-of-world	4,503	58.6%	3,899	58.4%	13,723	59.9%	11,299	63.0%

Total	$18,013	57.5%	$16,340	54.4%	$55,013	56.4%	$47,215	54.2%

Discontinued operations	$397		$672		$1,930		$2,239

The following table reflects the components of the growth in selling, general and administrative expense for the three months ended September 30, 2007 compared to the three months ended September 30, 2008.

	North America		Europe		Rest-of-world		Total
	$	%	$	%	$	%	$	%
Operating expenses for the three months ended September 30, 2007	$8,364		$4,077		$3,899		$16,340
Organic growth (reduction)	(601)	(7.2%)	(279)	(6.8%)	267	6.8%	(613)	(3.8%)
Acquisitions	1,558	18.6%	—	0.0%	—	0.0%	1,558	9.5%
Foreign currency	4	0.1%	387	9.4%	337	8.7%	728	4.5%

Operating expenses for the three months ended September 30, 2008	$9,325	11.5%	$4,185	2.6%	$4,503	15.5%	$18,013	10.2%

The following table reflects the components of the growth in selling, general and administrative expense for the nine months ended September 30, 2007 compared to nine months ended September 30, 2008.

	North America		Europe		Rest-of-world		Total
	$	%	$	%	$	%	$	%
Operating expenses for the nine months ended September 30, 2007	$23,864		$12,052		$11,299		$47,215
Organic growth (reduction)	(1,701)	(7.1%)	11	0.1%	1,026	9.1%	(664)	(1.4%)
Acquisitions	5,317	22.3%	—	0.0%	—	0.0%	5,317	11.3%
Foreign currency	162	0.6%	1,585	13.1%	1,398	12.4%	3,145	6.6%

Operating expenses for the nine months ended September 30, 2008	$27,642	15.8%	$13,648	13.2%	$13,723	21.5%	$55,013	16.5%

Selling, general and administrative expense in the three months ended September 30, 2008 of $18,013 increased by $1,673, or 10.2%, from last year’s three months ended September 30, 2007 level of $16,340. Selling, general and administrative expense in the nine months ended September 30, 2008 of $55,013 increased by $7,798, or 16.5%, from last year’s nine months ended September 30, 2007 level of $47,215. Selling, general and administrative expenses increased due to the impact of translation of foreign currencies into the U.S. dollar and expansion of our vertical integration strategy. We continue to reduce our costs as a company and the benefit of the restructuring efforts to date will begin to be reflected in the fourth quarter 2008.

North American selling, general and administrative expense in the three and nine months ended September 30, 2008 increased from the same periods last year as a result of newly acquired operations, offset by a reduction in marketing costs and previously acquired retail locations. We had a launch event for Velocity last year that cost approximately $1,300 in the second quarter 2007. We launched five new products this year, but the costs to do so were significantly lower compared to last year. European selling, general and administrative expenses increased in the three and nine months ended September 30, 2008 compared with the same periods in the prior year due to a reduction in costs in those operations we are restructuring, offset by increased targeted marketing and selling programs and the translation of foreign currency into U.S. dollars. Rest-of-world selling, general and administrative expense increased in the three and nine months ended September 30, 2008 from the three and nine months ended September 30, 2007 resulting from opening eight new stores in 2007 and having the full year impact in 2008 and the translation of foreign currency into U.S. dollars. Selling, general and administrative expense from discontinued operations (our Auditory Testing Equipment and two European divisions) was $397 and $672 for the three months ended September 30, 2008 and 2007, respectively, and $1,930 and $2,239 for the nine months ended September 30, 2008 and 2007, respectively. The restructuring charge relating to the European discontinued operations was $140 and $2,576 for the three and nine months ended September 30, 2008, respectively. The Company had a favorable lease reserve adjustment of $44 relating to the Auditory Testing Equipment division during the second quarter 2007 as a result of a lease termination.

Research and Development. Research and development expense primarily consists of wages and benefits for research and development, engineering, regulatory and clinical personnel and also includes consulting, intellectual property, clinical studies and engineering support costs. Research and development expense of $2,005, or 6.4% of net sales, in the three months ended September 30, 2008 decreased $103, or 4.9%, over the prior period research and development expense of $2,108, or 7.0% of net sales, in the three months ended September 30, 2007. Research and development expense of $6,387, or 6.5% of net sales, in the nine months ended September 30, 2008 decreased $185, or 2.8%, over the prior period research and development expense of $6,572, or 7.5% of net sales, in the nine months ended September 30, 2007. We expect research and development expense to be in the $2,000 to $2,200 range for the fourth quarter 2008.

Other Income (Loss). Other income (loss) primarily consisted of foreign currency gains and losses, interest income and interest expense. Other income (loss) was $(137) and $110 in the three and nine months ended September 30, 2008, respectively, compared to other income of $385 and $715 in the three and nine months ended September 30, 2007, respectively. The key difference in the third quarter is due to a foreign currency loss on the revaluation of our intercompany balances. In previous quarters it was a gain.

Provision (Benefit) for Income Taxes. Provision is made for taxes on pre-tax income. In some jurisdictions net operating loss carry-forwards reduce or offset tax provisions. We had an income tax benefit for the three and nine months ended September 30, 2008 of ($910) and ($321) respectively, from continuing operations compared to an income tax provision of $95 and $641 in the three and nine months ended September 30, 2007 respectively, from continuing operations. The income tax benefit was principally the result of the release of the valuation allowance in Australia totaling $1,305, which was recognized during the third quarter 2008. Income taxes in 2008 and 2007 result from pre-tax profits in a foreign geography, alternative minimum tax in the U.S., amortization of goodwill, and state taxes. Income taxes on profits in the U.S. and a number of our foreign subsidiaries are currently negated by our net operating loss carry-forwards, which total $41,984.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities from continuing operations was $5,577 for the nine months ended September 30, 2008. Negative cash flow that resulted from net loss of $4,237 was positively affected by certain non-cash expenses including depreciation and amortization of $3,758, restructuring charge of $263, stock-based compensation of $1,379, the amortization of discount on long-term debt of $260, and loss on disposal of long-lived assets of $132, partially offset by a the reversal of a deferred tax asset valuation allowance of $1,305 and foreign currency gains of $49. Positive cash flows from changes in assets and liabilities from a decrease in accounts receivable of $1,554 which resulted from improved management of receivables during the nine months of September 30, 2008; a decrease in inventory of $2,158, which was primarily the result of inventory management improvements; an increase in accrued restructuring of $660; and a decrease in other assets of $63. Partially offsetting the positive cash flows is a decrease in accounts payable, accrued liabilities and deferred revenue of $2,378; withholding taxes remitted on share-based awards of $220; and an increase in prepaid expenses and other of $185.

Net cash used in operating activities from discontinued operations was $1,156 for the nine months ended September 30, 2008.

Net cash provided by operating activities from continuing operations was $1,026 for the nine months ended September 30, 2007. Positive cash flow resulted from net income of $618, non-cash expenses including depreciation and amortization of $3,316, stock-based compensation of $1,033, and the amortization of discount on long-term debt of $166, partially offset by foreign currency gains of $350. These positive cash flow items were offset by an increase in accounts receivable of $1,818, which was the result of increased sales in the first nine months of 2007; an increase in inventory of $1,201, which was primarily the result of an inventory build for safety stock and new product launches; withholding taxes remitted on share-based awards of $399; a decrease in accounts payable, accrued liabilities and deferred revenue of $583; and an increase in other assets of $54, partially offset by a decrease in prepaid expenses and other of $217.

Net cash used in operating activities from discontinued operations was $110 for the nine months ended September 30, 2007.

Net cash used in investing activities from continuing operations of $7,846 for the nine months ended September 30, 2008 resulted from payments related to an acquisition of a business and intangible assets for $4,716, the purchase of property and equipment of $2,244, and net customer advances of $886.

Net cash provided by discontinued operations in investing activities was $717 for the nine months ended September 30, 2008, primarily representing proceeds from the sale of a European operation.

Net cash used in investing activities from continuing operations of $1,385 for the nine months ended September 30, 2007 resulted from payments related to an acquisition of businesses and intangible assets of $5,307, the purchase of property and equipment of $2,233, and net customer advances of $834, partially offset by proceeds from marketable securities of $6,989.

Net cash provided by discontinued operations in investing activities (primarily proceeds from the January 20, 2007 sale of Tympany) was $1,067 for the nine months ended September 30, 2007.

Net cash provided by financing activities from continuing operations of $962 for the nine months ended September 30, 2008 resulted from net proceeds from a decrease in restricted cash and cash equivalents of $5,169 and proceeds from the exercise of stock options of $8, partially offset by principal loan payments of $4,215.

Net cash provided by financing activities from continuing operations of $3,082 for the nine months ended September 30, 2007 resulted from stock option exercises of $3,729, net proceeds from a decrease in restricted cash and cash equivalents of $809, and principal loan payments of $1,456.

Our cash and cash equivalents, including restricted amounts, totaled $13,595 as of September 30, 2008. We may make (i) settlement payments regarding our disputes with various parties as described in legal proceedings and (ii) acquisitions of complementary businesses. We believe that our cash and cash equivalents balance, along with cash flows from operations, will be adequate to meet our operating, working capital and investment requirements for the next year.

Additionally, we have a $6,000 available revolving credit facility. While recent turmoil in the global financial markets has limited access to capital for many companies, we are not aware of any issues currently impacting our lender’s ability to honor their commitment to lend under the revolving credit facility. It is unclear the extent to which the credit crisis will persist and what overall impact it may have on the Company.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of business since December 31, 2007.

In April 2007, we entered into a Loan and Security Agreement with Silicon Valley Bank, providing for a revolving credit facility, under which borrowings of up to $6,000 are available wherein the Company intends to use amounts available under the credit facility for acquisitions, working capital and general corporate purposes. The credit facility is secured by substantially all tangible U.S. assets. The credit facility was amended in May 2008 to extend the term for one year to April 12, 2010, modify the adjusted quick ratio to take into consideration the amendment of the German bank loan, and consent to a guaranty by us of the loan from a German bank. Availability of borrowings is subject to a borrowing base of eligible accounts receivable and inventory. Borrowings under the credit facility are subject to interest at the domestic prime rate or at a Euro dollar-based rate (“LIBOR”) plus 2.75% if the adjusted quick ratio is greater than or equal to 0.75 to 1.0 or the domestic prime rate plus 0.25% or the LIBOR rate plus 3.0% if the adjusted quick ratio is less than 0.75 to 1.0. There is an annual fee of 0.375% on the average unused portion of the credit facility. There were no outstanding borrowings on the credit facility as of September 30, 2008 and December 31, 2007.

We obtained a loan from a German bank in 2003 to fund the acquisition of its German business. On June 13, 2008, Sonic Innovations GmbH, a German-subsidiary of Sonic Innovations, Inc., entered into a Second Amendment to the long-term loan with a German bank. The Second Amendment released the requirement of a stand-by letter of credit which was supported by restricted cash of approximately U.S. $5,200 at a U.S. bank. The restricted cash was released during the second quarter of 2008. Additionally, the Second Amendment states that all current loan utilization will bear interest at a rate of the EURIBOR rate plus 4.0%. As of September 30, 2008, the balance of the loan was €2,500 ($3,611). The loan payments are €250 ($361 as of September 30, 2008) per quarter. The effective interest rates on this loan for the nine months ended September 30, 2008 and 2007 were 8.19% and 5.70%, respectively.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities“ (SFAS No.161), which is effective for fiscal years beginning after November 15, 2008. SFAS No.161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No.133) and requires enhanced disclosures about a company’s derivative and hedging activities. As this standard impacts disclosures only, the adoption of this standard will not have material impact on our financial statements.

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

In September 2008, the FASB issued FSP No. FAS 133-1 and FASB Interpretation (“FIN”) No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FAS No. 133 and FIN No. 45; and Clarification of the Effective Date of FAS No. 161.” This FSP becomes effective for us during the fourth quarter of 2008. We do not expect that the adoption of this statement will have a material effect on our financial statements.

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

Derivative Instruments and Hedging Activities. We may employ derivative financial instruments to manage risks, including the short term impact of foreign currency fluctuations on certain intercompany balances, or variable interest rate exposures. We do not enter into these contracts for trading or speculation purposes. Gains and losses on the contracts are included in the results of operations and offset foreign exchange gains or losses recognized on the revaluation of certain intercompany balances, or interest expense due to movement in variable interest rates, as applicable. Our foreign exchange forward contracts generally mature in three months or less from the contract date; there were no contracts outstanding as of September 30, 2008 or December 31, 2007.

In the second quarter 2008 we entered into an interest rate swap agreement. The contract effectively fixes the interest rate of the long term debt associated with the German acquisition at 9.59%.

Foreign Currency Risk. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S., and from intercompany account balances between our U.S. parent and our non-U.S. subsidiaries. In the three months ended September 30, 2008, approximately 62.8% of our net sales and 44.7% of our operating expenses were denominated in currencies other than the U.S. dollar. In the nine months ended September 30, 2008, approximately 63.4% of our net sales and 46.4% of our operating expenses were denominated in currencies other than the U.S. dollar.

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

For the nine months ended September 30, 2008 and 2007, average currency exchange rates to convert one U.S. dollar into each local currency for which we had sales greater than 10% of consolidated net sales were as follows:

	2008	2007
Euro	0.66	0.74
Australian dollar	1.10	1.22

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In February 2006, the former owners of Sanomed, which the Company acquired in 2003, filed a lawsuit in German civil court claiming that certain deductions made by the Company against certain accounts receivable amounts and other payments remitted to the former owners were improper. The former owners seek damages in the amount of approximately €1,700 ($2,500), plus interest. The Company filed its statement of defense in April 2006 and oral arguments were held in August 2006 with the court asking the parties to attempt to settle the matter. Settlement discussions failed and the parties agreed to proceed to a court hearing. In addition, as part of the Sanomed purchase agreement the former owners were entitled to contingent consideration based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to contingent consideration irrespective of the achievement of the revenue milestones. Two of the former owners filed suit against the Company claiming that they are entitled to their full remaining contingent consideration of approximately €1,600 ($2,400), plus interest. In 2007, the Company resolved the dispute with one of the former owners. The remaining former owner’s contingent consideration claim against the Company for approximately €1,100 ($1,700) plus interest was dismissed in July 2008, with the German court rendering its decision in favor of the Company. The former owner has appealed that decision. The Company strongly denies the allegations contained in the Sanomed lawsuits and intends to defend itself vigorously; however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect on the Company.

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

ITEM 6.	EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit #	Description

10.1	Appointment of Certain Officers (filed on our Form 8-K on August 12, 2008 and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC INNOVATIONS, INC.

Date: November 7, 2008	By:	/s/ SAMUEL L. WESTOVER
Samuel L. Westover
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MICHAEL M. HALLORAN
Michael M. Halloran
Vice President and Chief Financial Officer
(Principal Financial Officer)