Form 10-K
period 2008-12-31
SONIC INNOVATIONS INC
filed 2009-03-16
CIK 1105982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $90 million. For purposes of this calculation, all executive officers and directors of the registrant and all beneficial owners of ten percent or more of the registrant’s common stock were considered affiliates.

As of March 2, 2009, the registrant had outstanding 27,606,045 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified as those that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and the following risk factors discussed more fully in Item 1A hereof: (i) deterioration of economic conditions; (ii) our continued losses; (iii) aggressive competitive factors; (iv) fluctuations in our financial results; (v) our common stock could be subject to delisting; (vi) negative impact of our recent acquisition activities; (vii) ineffective internal financial control systems; (viii) dependence on significant customers; (ix) dependence on critical suppliers and contractors; (x) uncertainty and impact of product returns; (xi) inability to introduce new and innovative products; (xii) undiscovered product errors or defects; (xiii) potential infringement on the intellectual property rights of others; (xiv) uncertainty of intellectual property protection; (xv) dependence on international operations; (xvi) potential product liability; (xvii) failure to comply with FDA regulations; (xviii) our stock price could suffer due to sales of stock by our directors and officers; and (xix) our charter documents and shareholder agreements may prevent certain acquisitions.

Because of the foregoing and potentially other unidentified factors, the actual results or outcomes could differ materially from those expressed or implied in any forward-looking statements, undue reliance should not be placed on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of future events or developments.

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

Our Company

Sonic Innovations, Inc. is a hearing aid company focused on the therapeutic aspects of hearing care. We design, develop, manufacture and market high-performance digital hearing aids intended to provide the highest levels of satisfaction for hearing impaired consumers. We have developed patented Digital Signal Processing (“DSP”) technologies based on what we believe is an advanced understanding of human hearing. In countries where we have direct (owned) operations, we sell our products to hearing care professionals or directly to hearing impaired consumers. In other parts of the world, where we do not have direct operations, we sell primarily to distributors.

We have been acquisitive after raising capital in an Initial Public Offering in 2000 and a Private Investment in a Public Entity (“PIPE”) in 2006. Product evolution continues, but the differentiation between product offerings by hearing aid companies has narrowed, and thus distribution and access to distribution continues to grow in importance. Accordingly, we acquired a number of our then distributors between the years 2000 to 2003. Thereafter, we acquired an operation in Germany with a unique distribution model. Then, from 2006 to 2008, we acquired a number of retail practices. This was all to strengthen our distribution network.

        Our Velocity, ion, Balance, Innova, Applause, Natura Pro, Natura 2, Tribute, and Quartet hearing aid product lines, all of which incorporate our DSP technologies, can be purchased in the six common models for hearing aids (with the exception of the ion brand products which are available in BTE only): behind-the-ear (“BTE”); in-the-ear (“ITE”); half-shell (“HS”, which fills the entire bowl of the ear and is visible in the ear); in-the-canal (“ITC”); mini-canal (“MC”); and completely-in-the-canal (“CIC”). Velocity, our new premium product, was launched in July 2007, and we expanded the Velocity family of products in 2008. Velocity combines a sophisticated set of breakthrough algorithms to provide the hearing-impaired customer with outstanding hands-free operation in a variety of listening environments. Using environmental sound cues, Velocity is able to automatically adjust the hearing aid settings to best meet the challenges of a particular listening situation without requiring the wearer to press a button. ion, a form of BTE hearing aid, was launched in March 2006 as an “open ear” device, a rapidly growing market segment. Open-ear devices reduce the occlusion effect (the “plugged up” sensation that hearing aid wearers may encounter).

Our business is managed based on geographic regions. As such, we have three reportable operating segments: North America, which includes owned operations in the U.S. and Canada; Europe, which includes owned operations in Germany and Austria; and Rest-of-World, which includes an owned operation in Australia. Distributor sales are classified into one of the three reportable operating segments based on where the distributor has its place of business. Financial information for each segment is included in Note 16 to our consolidated financial statements.

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

In addition, the BTE style hearing aids have seen continued growth in 2008, representing 55% of the units sold in the United States, up from 51% in 2007, 44% in 2006 and 33% in 2005. This growth is attributed to the popularity of open-ear BTE hearing aids, as well as the directional technology available in this style of product. BTE products are less expensive to produce than custom devices and products are standard (one size fits all). Open fit, which is a type of BTE, also includes a style of hearing aid called a receiver-in-canal (“RIC”), which appears to be growing in popularity. We anticipate launching our first RIC product in the second quarter of 2009.

For the past three years, we estimate the overall U.S. hearing aid market grew by mid-single digit percentage increases annually based on data provided by the Hearing Industry Association. However, the growth in 2008 and 2007 slowed in the United States because of the economic environment.

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

Obtaining Hearing Aids

An individual who seeks help for a hearing loss is generally motivated by a family member or may be referred by a physician to a hearing care professional—an audiologist or a hearing instrument specialist in the U.S. For well over a decade, the majority of hearing aids sold in the U.S. have been in-the-ear products, custom-made to each individual’s ear, particularly for users who have a mild to moderate hearing impairment. In Europe, standard products such as BTE have been the clear majority. The introduction of small, open-ear BTE products is having an affect on the mix worldwide. Most markets, including the U.S. market, are shifting towards increased usage of BTE products, with many fit as ‘open’ products.

BTE products, because of their nature, are inventoried at the hearing care professional’s location and generally do not require custom physical modification. Instead, these devices require software customization for each patient, even two patients with exactly the same hearing loss will likely wear different settings.

To fit a custom hearing aid or earmold, the hearing care professional first conducts a detailed measurement of hearing loss and performs a visual examination of the ear before taking an impression of the person’s ear canals with a liquid silicone material that hardens to the shape of the canal. This impression is sent either to the hearing aid manufacturer who then builds a hearing aid enclosed in a custom shell, or to an ear mold laboratory who builds an ear mold for a standard product, that matches the impression. This process usually requires about one week. There is considerable art and craftsmanship associated with creating custom hearing aids or ear molds that fit comfortably. A great deal of judgment is involved in shaping the final shell. If the aid does not fit the patient properly, the hearing care professional may make small modifications to the shell or send the hearing aid back to the manufacturer for a remake. It is not uncommon for a new hearing aid to require remaking, which often requires an additional week away from the patient.

Hearing Aids

Hearing aids are primarily fit to persons with bilateral sensorineural hearing loss, which results from damage to the hair cells in the inner ears (cochlea). This damage produces both frequency-specific hearing loss and frequency-specific loudness recruitment. The recruitment (sensitivity to loud sounds as hearing loss develops) problem associated with sensorineural loss is characterized by significant loss of sensitivity to low-intensity signals, mild loss of sensitivity to mid-intensity signals, and relatively normal sensitivity to high-intensity signals.

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

Around 1990, multiband wide-dynamic-range compression (“WDRC”) was introduced into analog hearing aids. This technology enabled the hearing aid to automatically adjust the output of individual frequency bands based on the input levels to those bands, allowing the hearing aid to apply more amplification to low-intensity sounds than to high-intensity sounds by frequency band. The result was a hearing aid that more closely modeled the operation of the healthy ear. Many hearing aid companies now utilize multiband WDRC circuits that improve satisfaction from previous levels.

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

Examples include:

•

Automatic and adaptive directional microphones that preferentially amplify sounds coming from the front, as opposed to sounds from the sides and behind the listener, thereby improving speech understanding in background noise.

•	Digital noise reduction algorithms that provide listening comfort in many noisy environments and in some situations can also improve speech understanding in background noise.

•	Automatic feedback suppression algorithms that minimize, and sometimes eliminate, the annoying acoustic squeal of a hearing aid in feedback.

Our Technology

Our hearing aid technology strategy is to combine a number of distinct technologies, supported by 42 patents and patent applications in process to date, to produce premium performing digital hearing aids. We seek to protect our intellectual property through patents, licenses, trade secrets and nondisclosure agreements. We hold 37 U.S. patents, which include exclusive licenses for hearing aid and hearing protection applications under two patents held by Brigham Young University (“BYU”). We have five U.S. patent applications pending. We seek foreign patent protection for our more significant patents in our more significant markets. At the core of our technology are commercial and proprietary DSP platforms containing patented algorithms that are based on what we believe is an advanced understanding of human hearing. These algorithms process the incoming sound and present it to the impaired cochlea in a way that helps restore natural loudness perception and preserves the cues necessary for speech understanding.

Our Products

We have packaged our proprietary technologies into a broad line of digital hearing aids that we believe offer superior sound quality, smaller size, enhanced personalization and increased reliability at competitive prices. All of our products incorporate our proprietary sound processing and are programmable to address the hearing loss of the individual user. We currently sell our hearing aid products both as completed hearing aids and as hearing aid kits, or faceplates, to others who then market finished hearing aids generally under our brand names.

In 2008, Sonic Innovations launched four new products specifically designed to provide competitive features and additional price options for our customers. Velocity 24, our new premium product, combines a superior set of algorithms to provide the consumer with hands-free operation in a variety of listening environments. Our new advanced-level product, Velocity 12, offers many sophisticated features, such as automatic and adaptive directionality, data logging, and auto telephone. With Velocity 6, we have added a highly competitive mid-level product line. Velocity 4, our newest entry-level offering, makes Sonic Innovations’ patented and proven noise reduction available at a price-point that is particularly attractive to cost-sensitive consumers. All Velocity products are available in a full line of custom models and feature a robust standard BTE that can accommodate a severe hearing loss. Velocity 24, Velocity 12, and Velocity 6 also offer a miniBTE model that provides both open-fit and standard fittings, a powerful fitting range and extendable functionality such as Bluetooth and direct audio import support.

Also in 2008, we added a new product offering in the microBTE class, ion 400. This style of BTE is very small (about 20 mm long, 7 mm wide and 9 mm high) and is nearly invisible behind the ear. Our Velocity and ion products are among the smallest custom and behind-the-ear products available today. Because Sonic’s microBTEs are designed to be used with either a thin tube and open dome or a more conventional tubing and earmold configuration, they offer increased fitting flexibility. When paired with the thin tube and open dome, these products practically eliminate the dissatisfying affect of occlusion.

Our Balance, Applause, and Natura Pro product lines incorporate our third generation of DSP, a 16-channel, WDRC system that provides robust sound processing, exceptional noise reduction, and feedback cancellation. All of these products offer directional technology to help minimize the presence of background noise. Balance and Applause also offer DIRECTIONALfocus, an adaptive directional system unique to Sonic.

Our Natura 2 product line incorporates our second generation of DSP. These hearing aids provide advanced sound processing through our patented digital signal processing, speech weighted expansion, proprietary noise reduction technology, and fixed directionality.

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

• Automatic Noise Reduction

Our automatic noise reduction system actively seeks out steady-state background noise and adds the ability to adapt the amount of noise reduction based on the input level of the noise. Many competitive noise reduction algorithms only allow for a fixed configuration that may or may not have optional levels for varying degrees of noise. This leaves hearing aid users challenged to locate the correct setting when their listening environment suddenly changes. In contrast, automatic noise reduction removes the guesswork for the hearing aid user by automatically adjusting the amount of noise reduction applied based on the level of the noise detected. No switches or adjustments are required.

• Automatic Directionality

Automatic directionality uses changes in the listener’s environment to seamlessly transition the directional response. In quiet, the directional response is “relaxed” to allow sounds from all directions to enter the hearing aid. In noisy situations, automatic directionality determines the location of the primary noise source and adapts the directional response to best reduce the sound coming from that direction.

• Adaptive Directionality

DIRECTIONALfocus is an adaptive directional technology that offers a unique directional approach through a focused, adaptive gain manipulation based on the direction of sound. Sounds in front of the listener are considered to be desirable; sounds originating from the sides and back of the listener are considered to be background noise and are therefore attenuated. The DIRECTIONALfocus system varies the amount of attenuation based on the location of the sound, with more attenuation applied as the sound moves out of focus.

• Feedback Management

Phase cancellation is the latest feedback management technology and is designed to remove feedback before it becomes audible. The Velocity, Balance, and ion product families offer both static phase-cancellation, as well as adaptive phase-cancellation, which eliminates transient feedback associated with changes in the feedback path. The result is squeal-free operation for the hearing aid user without having to sacrifice gain or amplification. Also available is an automatic gain adjuster which searches for feedback in each of the hearing aid’s channels and adjusts the gain automatically and appropriately so that feedback is removed. In addition, our feedback management technology can be engaged by the hearing aid user via the push button on the hearing aid, allowing the user to “train” the feedback canceller should feedback occur.

• EXPRESSfit

In order to ensure that our advanced digital hearing aids are properly programmed to the individual needs of the hearing aid wearer, we have developed a proprietary programming system, EXPRESSfit, which runs on standard personal computers and enables our hearing aids to be easily configured by the hearing care professional to the unique needs of each wearer.

Improving Speech Understanding in Noise

The primary enhancement sought by hearing aid wearers is improved speech understanding in noise. Our products have been clinically proven to enhance speech understanding in the presence of noise, offering hearing aid wearers a solution to the problem that challenges them the most. Clinically proven outcomes demonstrate that our Velocity, ion, Balance, Applause and Natura 2 products improve speech understanding in noise where speech and noise originate from the same source in front of the user, which is one of the most adverse conditions faced by the hearing aid wearer. We are able to defeat this frustration through our superior noise reduction algorithm and our automatic and adaptive directional microphone system, as well as our feedback management.

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

We assemble our custom products according to specifications received from hearing care professionals. We produce custom hearing aids from an impression of the wearer’s ear canal and programming requirements of the hearing aid which we receive from the hearing care professional, from which we produce a custom hearing aid. Our BTE products are assembled using a standard plastic housing and are not custom-molded for a wearer’s ear because they are placed on the back of the ear. We use our Eagan, Minnesota facility for limited manufacturing of new BTE products. Once ready for full production, they are outsourced to a contract manufacturer.

The Company’s three proprietary DSP chips are each manufactured by separate suppliers. The Company’s relationship with these suppliers is critical to its business because proprietary DSP chips are integral to its products and only a small number of suppliers would be able or willing to produce the Company’s chips in the relatively small quantities and with the exacting specifications that the Company requires. Additionally, the receivers and microphones used in all the Company’s products are available from only two suppliers. Therefore, should these manufacturers be unable to provide such components, the Company’s ability to produce its products would be materially impaired. We also rely on a limited number of contractors for certain development projects and assembly operations and are, therefore, subject to their performance, over which we have little control.

Product Returns, Remakes and Repairs

The hearing aid industry experiences high levels of product returns, remakes and repairs due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations. Our actual sales returns were $11.1 million in 2008, $15.0 million in 2007, and $13.6 million in 2006. The decrease in the sales returns in 2008 was driven by a higher mix of retail sales, as retail return rates are lower than wholesale return rates. Our actual warranty (remake and repair) costs were $5.0 million in 2008, $5.6 million in 2007, and $4.1 million in 2006. Lower processed warranty costs in 2008 were driven primarily by lower unit volumes and improved product quality.

Restructuring

During 2008 we restructured and eliminated certain operations in Europe with the goal of streamlining processes, eliminating non-performing business units, and focusing on profitable opportunities. As a result, we outsourced one European division’s sales and administration functions, closed another European office, discontinued an unprofitable domiciliary European business, and sold retail stores in one European country that did not fit into our long-term strategy. Ultimately the surviving portion of these operations will have lower sales but will be more focused and profitable going forward.

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

In the U.S., we sell directly to the hearing impaired consumer through a chain of clinics and to the hearing care professional. There are more than 12,000 hearing care professionals in the U.S., of which over 8,000 sell hearing aids. Our direct sales force targets select hearing care professionals who are capable of and interested in dispensing advanced digital hearing aids. In addition to our direct sales force, we have direct trainers. We also make limited use of contract trainers, who both influence and train hearing care professionals in order to differentiate our products and to ensure proficiency with our hearing aid programming and fitting system. We also advertise our products to hearing care professionals through major launch events, local training programs, promotional materials, trade publications and conventions. Our sales force is responsible for implementing loyalty and cooperative advertising programs with specific customers to generate demand for our products.

In Canada, Austria and the Netherlands, we sell to hearing aid retailers. In Australia, we principally sell directly to the hearing impaired consumer through retail clinics and on a wholesale basis to other hearing aid retailers to a limited extent. In Germany, we principally sell directly to the hearing impaired consumer and pay the ear-nose-throat (“ENT”) doctor to perform the hearing aid fitting on the consumer. Elsewhere in the world, we principally sell through established distributors, who in turn sell to hearing care professionals. We closed our England operation and sold our Switzerland operation in the third quarter 2008 as part of our restructuring.

To further our marketing efforts, we use advertising, public relations and market research agencies. These agencies work in tandem with our internal marketing team to communicate the advantages of our brands to our customers.

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

Our customers are not generally contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time. We may be unable to retain our current customers, and we may be unable to recruit replacement or additional customers. We are selling hearing aids to a number of retail chains that have a large number of owned or franchised locations and buying groups that have a large number of locations under contract. We are subject to the risk of losing these customers, incurring significant reductions in sales to these customers, reducing prices in response to demands from these customers or incurring substantial marketing expenses in order to maintain their business. In addition, we are subject to the risk of being unable to collect receivable balances from these customers. The Australian Government’s Office of Hearing Services, a division of the Department of Health and Aging, accounted for approximately 12% of 2008, 2007 and 2006 total net sales. No other customer accounted for 10% or more of consolidated net sales.

Our net sales from continuing operations in 2008 of $124.9 million by operating segment were as follows: North America—$45.4 million; Europe—$51.1 million; and Rest-of-World—$28.4 million.

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

Research and development expense was $8.3 million in 2008, $8.5 million in 2007 and $7.8 million in 2006. Research and development expense for our Auditory Testing equipment division (“Tympany” or the “Auditory Testing equipment division”), a discontinued operation, was $0.1 million in 2007 and $1.0 million in 2006.

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

The digital segment of the hearing aid industry is characterized by increasing competition and new product introductions. The proliferation of digital hearing aids has lead to intense marketing campaigns as each company tries to differentiate its products and services from the others. We compete on the basis of sound quality, features, patient benefit, cosmetics, quality, ease of the fitting and programming system, marketing and sales support, customer service, and education and training. We believe we can currently compete effectively on each of these factors, but if we fail to compete effectively, our net sales and operating results could suffer.

Patents, Licenses and Trade Secrets

We currently hold 37 U.S. patents which include exclusive licenses for hearing aid and hearing protection applications under two patents held by BYU. We also have five U.S. patent applications pending. Our Auditory Testing equipment division, which was sold on February 20, 2007, had four patents and nine patents pending, all of which transferred to the new owners.

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

In addition to the above, we have the following licensing arrangements:

•	A fully paid-up license agreement with a Danish partnership that owns approximately 200 patents considered essential for the sale of programmable hearing aids.

•	A license agreement that provides us with an exclusive worldwide right to utilize patents involving directional signal processing.

•	A license agreement that provides us with the thin-tube technology for our open-fit products.

•	A license agreement covering aspects of our programming system.

•	A license agreement covering aspects of hydrophobic coating technology.

•	A license agreement to allow for a delay in the activation of the hearing aid after it is powered on.

During the fourth quarter of 2008, we entered into an agreement with Bose Corporation to sell a digital signal processing patent while retaining the rights to utilize such technology in our branded products and services.

Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and licensing arrangements to establish and protect our proprietary technology. If we fail to successfully enforce our intellectual property rights, our competitive position will suffer. We also rely on trade-secret information, technical know-how and innovation to expand our proprietary position. We maintain a policy of requiring our employees and consultants to execute non-disclosure and assignment of inventions agreements upon commencement of their employment or engagement.

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

Government Regulation

Our products are subject to regulation in the U.S. by the Food and Drug Administration (“FDA”), which may hamper the timing of our product introductions or subject us to costly penalties in the event we fail to comply. Generally, medical devices must receive pre-market clearance from the FDA through a 510(k) submission, a Pre Market Approval (“PMA”), or be an exempt product. Our hearing aid products are exempt from the 510(k) and PMA requirements. We must comply with facility registration and product listing requirements of the FDA and adhere to its Quality System Regulations (“QSR”). If we or any third-party contract manufacturers of our products do not conform to the QSR, we will be required to find alternative manufacturers that do conform, which could be a long and costly process. Noncompliance with applicable FDA requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production or criminal prosecution.

Sales of our products outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approvals required by other countries may negatively affect our ability to sell products in those countries. In order to market our products in the member countries of the European Economic Area (“EEA”), we are required to obtain the CE Mark certification, which we have accomplished for our hearing aid products by meeting the requirements of the Medical Device Directive 93/42/EEC and ISO 13485. Any failure to maintain our ISO 13485 certification or CE Mark for our hearing aid products could significantly reduce our net sales and operating results.

We must also maintain compliance with federal, state and foreign laws regarding sales incentives, techniques, referrals and other programs.

Employees

As of December 31, 2008, we had 637 employees: 378 employees in North America; 97 employees in Europe; and 162 employees in Rest-of-World. The majority of employees outside the U.S. are in operations, sales and marketing. None of our employees is represented by a labor union. We have never experienced any work stoppages and we consider relations with our employees to be good.

Executive Officers of the Registrant

The following table sets forth our officers and their ages as of December 31, 2008:

Name	Age	Position
Samuel L. Westover	53	Chairman and Chief Executive Officer
Paul R. Wennerholm	42	President and Chief Operations Officer
Jerry L. DaBell	62	Vice President Research and Development
Dale Fayerweather	47	Vice President Information Systems and Technology
Michael M. Halloran	48	Vice President and Chief Financial Officer
Scott O. Lindeman	44	Vice President and Corporate Controller
Christie R. Mitchell	49	Vice President Worldwide Manufacturing Operations
Michael Nilsson	46	Vice President Auditory Research
Brent H. Shimada	48	Vice President Administration and General Counsel
David R. Whittle	59	Vice President Worldwide Quality

Samuel L. Westover joined Sonic Innovations, Inc. as President and Chief Executive Officer in October 2005 and was appointed Chairman and CEO in May 2008. He has been a director since January 2002 and served as Chairman of the Audit Committee and a member of the Compensation and Governance and Nominating Committees until his appointment as President and CEO. From 2002 to 2004, Mr. Westover was President and CEO of CIGNA Dental and President of CIGNA HealthCare’s Small Business Segment. Mr. Westover was also CEO of two public companies and was the founding Chief Financial Officer of Wellpoint. In connection with the Salt Lake City 2002 Winter Olympics, Mr. Westover was Special Assistant to the Governor of Utah, and established an independent economic development task force. He also received a gubernatorial appointment to serve as Chairman of the Public Education Job Enhancement Committee, providing scholarships and financial assistance to facilitate advanced education of high school teachers in math and sciences. Mr. Westover received the Los Angeles, California Entrepreneur of the Year award in 2000 from Ernst & Young, CNN, NASDAQ and USA Today. In March 2008, he was named CEO of the Year in Utah Business Magazine. He is a director on the board of Galorath, a private company. Mr. Westover earned a bachelor’s degree in accounting from Brigham Young University.

Paul R. Wennerholm joined Sonic Innovations, Inc. as President and Chief Operations Officer in August 2008. Prior to joining Sonic Innovations, he spent 14 years with Patterson Companies, Inc., a $3 plus billion dental and rehabilitative health supply company with operations around the world. During his years with Patterson, Mr. Wennerholm earned the distinction of becoming the youngest-ever executive/division manager in the company’s 130-year history. At Patterson, he held a variety of positions of increasing responsibility beginning as a technology specialist and sales and marketing executive (from 1994 to 1996) followed by promotions to equipment manager (from 1996 to 1999), division manager in Salt Lake City (from 1999 to 2004) and most recently led one of Patterson’s most successful divisions in New England (from 2004 to 2008). From 1992 to 1994, he was the Western regional sales manager for PPI Group, a $3.8 million provider of software for medical and dental practices nationwide. Mr. Wennerholm received a B.A. degree in political science with minors in economics and Spanish from Brigham Young University in 1992.

Jerry L. DaBell joined Sonic Innovations, Inc. in July 2000 as Vice President of Business Development and became Vice President of Research and Development in July 2005. He was Senior Vice President of Business Development of IMP, Inc., a semiconductor manufacturer, where he was employed from 1988 to 2000. He earned a bachelor’s degree and a master’s degree in electrical engineering from Brigham Young University.

Dale Fayerweather joined Sonic Innovations, Inc. in February 2008 as Vice President of Information Systems and Technology. From 1996 to 2007, Mr. Fayerweather was Sr. Director of IT Solutions Development at Nu Skin Enterprises, a leading direct-selling company that distributes premium quality personal care and dietary supplement products. From 1985 to 1996, he was an Advanced Technology Specialist for 3M, a diversified manufacturing and technology company. Mr. Fayerweather earned a Bachelor’s Degree in Mathematics from Winona State University in Minnesota.

Michael M. Halloran joined Sonic Innovations, Inc. in April 1999 as Corporate Controller, was promoted to Vice President in December 2002 and subsequently to Chief Financial Officer in July 2006. Mr. Halloran began his career at Ernst & Young, where he worked from 1985 to 1994 rising to Senior Audit Manager. From 1994 to 1999, he held various senior positions at C.R. Bard a large medical device company, based in New Jersey. Mr. Halloran has earned a Certified Public Accountant licensure and a bachelor’s degree in Business Administration, with a concentration in Accounting, from State University of New York at Oswego.

Scott O. Lindeman joined Sonic Innovations, Inc. in September 2006 as Vice President and Corporate Controller. Mr. Lindeman was previously with SIRVA, Inc., a global relocation services provider, where he served as a Director of Accounting from 2002 to 2006. From 1999 to 2002, Mr. Lindeman worked for Global Crossing LTD, as Director of U.S. Accounting Operations. He was previously employed by KPMG LLP for nine years. He earned his MBA from the University of Rochester, a bachelor’s degree in accounting from Brigham Young University, and has earned a Certified Public Accountant licensure.

Christie R. Mitchell joined Sonic Innovations, Inc. in 2000 as Materials Manager and became Director of Material Logistics in 2003 and Vice President of Worldwide Manufacturing Operations in December 2005. From 1981 to 2000, she held various positions in the procurement and materials management organization of the Baker Hughes Company, a provider of oil and gas drilling products.

Michael Nilsson joined Sonic Innovations, Inc. in May of 1998 as a Researcher and became Director of the Center for Amplification and Hearing Research in January 2006, and then Vice President, Auditory Research in July 2008. He was a Researcher at the Hearing Aid Research lab at the House Ear Institute, Los Angeles, where he was employed from 1990 to 1998. He earned a bachelor’s degree, master’s degree, and Ph.D. in Cognitive Science from the University of California.

Brent H. Shimada joined Sonic Innovations, Inc. in October 2004 as Vice President of Human Resources and Administration and was promoted to Vice President of Administration and General Counsel in October 2005. From May 1999 to October 2004, he was Human Resources Director for American Express’ Global Travelers Cheque Operations Group. Mr. Shimada served as Senior Corporate Counsel of American Stores Company a grocery and drug retail conglomerate from 1996 to 1999. He was Legal Counsel for Alliant Techsystems, Inc. (formerly Hercules Incorporated), a government contractor, from 1985 to 1996. Mr. Shimada earned a bachelor’s degree in finance, an MBA and a Juris Doctor degree from the University of Utah.

David R. Whittle joined Sonic Innovations, Inc. in October 2007 as Vice President of Worldwide Quality. Prior to joining Sonic, he was Vice President, General Manager of DEI Systems, Inc., a fiberglass, odor control manufacturing company, supplying products and systems to Water/Wastewater Municipal and Industrial markets. From 2002 to 2005, he was Plant Manager at Bosch Packaging. From 1982 to 2000, he held numerous senior management positions including Director of Worldwide Quality, and Director of Operations for Baker Hughes Company, a provider of oil and gas drilling products. Mr. Whittle earned a bachelor’s degree in Manufacturing Engineering from Weber State University and is an ASQC Certified Quality Auditor.

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

ITEM 1-A.	RISK FACTORS

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

Deterioration of economic conditions could harm our business.

Current uncertainty in global economic conditions poses a risk to our business as consumers may defer discretionary purchases, such as our products, in response to tighter credit and negative financial news, which could negatively affect demand for and sales of our products. Weak economic conditions in our target markets, or a reduction in health care spending even if economic conditions improve, would likely adversely impact our business, operating results, and financial condition in a number of ways, including longer sales cycles, lower prices for our products, and reduced sales.

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

Our financial results have fluctuated significantly in the past and may fluctuate significantly in the future. These fluctuations could cause our stock price to vary considerably. Factors that may cause fluctuations in our operating results include the following: general economic conditions; hearing aid market conditions; the competitive performance of our products; delays or problems completing or introducing new products; expenses associated with increasing our sales, marketing or distribution capabilities; difficulties in integrating and managing acquired operations that could result in poor performance, additional expenses or write-downs of acquired intangible assets; changes in government healthcare systems, changes in reimbursement methodologies and reductions in reimbursement levels for hearing aids or diagnostic hearing testing; competitive pressures resulting in lower selling prices or significant promotional costs; difficulties in relationships with our customers, particularly large buying groups; demand for and market acceptance of our products, particularly new products where eventual market acceptance may not follow early indications; reductions in orders from larger customers or buying groups; high levels of returns, remakes and repairs; changes in our product or customer mix; changes in or additional regulatory requirements; difficulties in managing international operations; foreign currency fluctuations; the effect of past and future acquisitions; the effect of international conflicts and threats; inability to forecast revenue accurately; nonpayment of receivables; the announcement or introduction of new products or services by our competitors; manufacturing problems; component availability and pricing; unanticipated adverse decisions related to legal proceedings, claims and litigation; and other business factors beyond our control.

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

Recently our common stock traded at prices below $1.00. If this continues in the future, our common stock could be subject to delisting by the NASDAQ Global Market.

At various times during the fourth quarter of 2008, our common stock traded below the $1.00 minimum bid price requirement set forth in NASDAQ Marketplace Rule 4450. Because of the volatility in the financial markets, NASDAQ temporarily suspended the continued listing requirements related to bid price and market value during the period of October 16, 2008 to April 19, 2009. If our common stock price remains below $1.00 per share after the temporary suspension expires, and the suspension is not extended, or if we fail to maintain other NASDAQ listing criteria, our common stock could be delisted from the NASDAQ Global Market.

If we were to be delisted from the NASDAQ Global Market and move to an alternative market, which may be less efficient and less broad-based, we may have difficulty accessing capital markets for additional funding, and our shareholders may experience reduced liquidity. Accordingly, the value of our common stock could decrease. There is no guarantee that an active trading market for our common stock will be maintained on the NASDAQ Global Market. If trading in our common stock is not active, you may not be able to sell your shares of our common stock quickly, at the market price, or at all. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest, and fewer business development opportunities.

We have made a number of acquisitions and could make additional acquisitions, which could be difficult to integrate, disrupt our existing business, dilute the equity of our shareholders and harm our operating results.

We may not be able to meet performance expectations for, or successfully integrate, businesses we have acquired or may acquire on a timely basis or at all. For example, as part of our business strategy, we may continue to make acquisitions that complement or expand our existing business and distribution capabilities. Acquisitions involve risks, including the inability to successfully integrate acquired businesses or to realize anticipated synergies, economies of scale or other expected value; difficulties in managing and coordinating operations at new locations; the loss or termination of key employees of acquired businesses; the loss of key customers of acquired businesses; diversion of management’s attention from other business concerns; risks of entering businesses and markets in which we have no direct or limited prior experience and risk of upsetting current customers through acquisitions. Acquisitions may result in the utilization of cash, dilutive issuances of equity securities and the incurrence of debt, any of which would weaken our financial position. In addition, acquisitions may result in the creation of certain definite-lived intangible assets that increase amortization expense, goodwill and other indefinite-lived intangible assets that subsequently may result in large write-downs should these assets become impaired and contingent consideration or other payments that may need to be expensed rather than recorded as additional goodwill.

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

We anticipate that our operating results in any given period will depend in part upon revenues from a number of larger customers, including buying groups. Our customers and buying groups are not contractually obligated to purchase any fixed quantities of products, and they may stop placing orders with us at any time. We may be unable to retain our current customers, and we may be unable to recruit replacement or additional customers or buying groups. We are selling hearing aids to a number of retail chains that have a large number of owned or franchised locations and buying groups that have a large number of locations under contract. We are subject to the risk of losing large customers and buying groups, incurring significant reductions in sales to these customers and buying groups, reducing prices in response to demands from these customers and buying groups or incurring substantial marketing expenses in order to maintain their business. As an example, during late 2008, a buying group in our North American wholesale division added two other manufacturers to its line-up of products offered to its members. This buying group was 11.8% of North American sales in 2008 and carried a gross margin of approximately 30%.

In addition, we are subject to the risk of being unable to collect receivable balances from these customers.

We rely on several suppliers and contractors, and our business will be seriously harmed if these suppliers and contractors are not able to meet our requirements.

Certain critical components used in our products are currently available only from a single or limited number of suppliers. For example, each of our three proprietary digital signal processing chips is manufactured by a single separate supplier. These suppliers may not be willing or able to satisfy our requirements. We also rely on a limited number of contractors for certain hearing aid component assemblies and advanced integrated circuitry development and are therefore subject to their performance, over which we have little control. We may lose the services of these key suppliers or contractors. Finding a substitute part, process, supplier or contractor may be expensive and time-consuming, or may prove impossible in the near-term.

We have high levels of product returns, remakes and repairs, and our net sales and operating results will be lower if these levels increase.

We generally offer a 60 day return policy for wholesale and 30 days for retail hearing aid sales, and various warranties on our hearing aids. In general, the hearing aid industry has high levels of returns, remakes and repairs, and we believe our level of returns, remakes and repairs is comparable to that of the industry. We may not be able to attain lower levels of returns, remakes and repairs and, in fact, these levels may increase, which could reduce our net sales and operating results.

If we fail to develop new and innovative products, our competitive position will suffer, and if our new products are not well accepted, our net sales and operating results will suffer.

In order to be successful, we must develop new products and be a leader in the commercialization of new technology innovations in the hearing aid market. Technological innovation is expensive and unpredictable and among other things, requires hiring (i) expert personnel who are difficult to find and attract, or (ii) external contractors to perform complex tasks. Without the timely introduction of new products, our existing products are likely to become technologically obsolete over time, which would harm our business. We may not have the technical capabilities or expertise necessary to develop further technologically innovative products. In addition, any enhancements to, or new generations of, our products, even if successfully developed, may not generate significant revenues. Moreover, if we are unable to continue to introduce new products on a periodic basis, the overall average selling price of our products may decline, negatively impacting our gross margin and operating results. Our products may be rendered obsolete by changing consumer preferences or the introduction of products embodying new technologies or features by us or our competitors. Obsolescence of our products, a “breakthrough” new method of addressing hearing loss or the introduction of technologically superior products by new or existing competitors could cause us a rapid loss of sales or market share, which would have a significant adverse effect on our net sales, operating results and stock price.

Because of the complexity of our products, there may be undiscovered errors or defects that could harm our business or reputation.

Our products are complex and may contain undetected defects, errors or failures. Our customers may discover defects and errors after products have been introduced and sold. The occurrence of any defects, errors or failures could result in the loss of or delay in market acceptance of our products, or increased product returns and warranty expenses, any of which could harm our reputation and business and adversely affect our net sales and operating results.

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

We may be unsuccessful in defending or pursuing these lawsuits or claims. Regardless of the outcome, litigation can be very costly and can divert management’s attention. An adverse determination may subject us to significant liabilities or require us to seek licenses to other parties’ intellectual property rights. We may also be restricted or prevented from manufacturing, marketing or selling a new product that we develop or that is successfully being sold in the marketplace. Further, we may not be able to obtain any necessary licenses on acceptable terms, if at all.

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

We pursue a policy of having our employees, consultants and advisors execute proprietary information and assignment of invention agreements when they begin working for us. However, these agreements may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure.

We are dependent on international operations, which expose us to a variety of risks that could result in lower sales and operating results.

International sales account for a material portion of our net sales. Our reliance on international operations exposes us to related risks and uncertainties, which, if realized, could cause our sales and operating results to decrease. There is significant government or public hearing aid reimbursement in a number of countries outside the U.S., which if reduced or eliminated would likely have a negative effect on our sales. For example, reimbursement levels are trending downward in Germany, which will negatively affect our sales in that country in 2009. Other changes in the healthcare systems of countries outside the U.S., such as instituting co-payments or co-insurance or changes to reimbursement methodologies would likely have negative effects on our sales. In order to market our products in the EU, we are required to have the EEA’s CE mark certification. Any failure to maintain our CE mark certification would significantly reduce our net sales and operating results. We work under different legal, regulatory and governmental regimes in various countries, which could delay our ability to sell products or cause us additional expense in determining how to comply, and taking any actions necessary to comply, with local legal, regulatory and governmental requirements. In addition, we may need to adapt local practices to satisfy requirements applicable in the U.S. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S. and intercompany account balances between our U.S. parent company and our non-U.S. subsidiary companies. Fluctuations in the exchange rates between the U.S. dollar and other currencies could negatively affect the sales price of our products in international markets or lead to currency exchange losses. In general, our net sales and operating results benefit from a weakening U.S. dollar. If the U.S. dollar were to strengthen from current levels, our net sales and operating results would suffer.

In November 2008, the Federal Council of Germany passed new legislation requiring the hearing aid fitting fee which our German operation pays to the ENT doctor be paid by the insurance company rather than by our German operation. This new requirement may impose an administrative burden on the insurance companies and, as a result, they may refuse to pay the ENT doctors which would eliminate the incentive for the ENT to sell hearing aids to their patients, which would adversely impact the business model in Germany and result in a significant decline in the revenue and profits realized from these operations. Although the company is confident it will reach an agreement with all or a majority of the relevant insurance companies, some or all insurance companies may refuse to enter into such agreements and, in such event, the company may be required to file lawsuits to force the insurance companies to accept the terms of the agreement. The time required to litigate the lawsuit and the risk of an adverse outcome may adversely impact the revenue and profit realized from these operations.

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

ITEM 1-B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease manufacturing and office space in support of our business. Total leased space as of December 31, 2008 was 199,404 square feet as follows:

Location	Square Footage	Lease Expiration
Salt Lake City, Utah	39,815	August 2009
Eagan, Minnesota	22,748	September 2011
North America retail locations	53,974	Various through July 2018
Adelaide, Australia	10,596	December 2012
Australia retail locations	42,412	Various through October 2015
Leibnitz, Austria	1,636	June 2009
Montreal, Canada	7,475	September 2009
Hamburg, Germany	12,035	Various through December 2010
Germany retail locations	8,713	Various through September 2011

Total	199,404

We believe we have sufficient manufacturing capacity to satisfy current and forecasted demand for at least the next 12 months.

ITEM 3.	LEGAL PROCEEDINGS

In June 2005, Energy Transportation Group, Inc. (“ETG”) filed a patent infringement lawsuit in the United States District Court for the District of Delaware against fourteen defendants, including us. ETG claimed the defendants infringed upon two of its patents. ETG sought damages resulting from defendants’ unauthorized manufacture, use, sale, offer to sell and/or importation into the U.S. products, methods, processes, services and/or systems that infringe the patents. On October 17, 2007, we and ETG agreed to settle this matter and we subsequently paid the agreed settlement in 2007.

In February 2006, the former owners of Sanomed, which we acquired in 2003, filed a lawsuit in German civil court claiming that certain deductions made by us against certain accounts receivable amounts and other payments remitted to the former owners were improper. The former owners seek damages in the amount of approximately €2.6 million ($3.6 million). We filed our statement of defense in April 2006 and oral arguments were held in August 2006 with the court asking the parties to attempt to settle the matter. Settlement discussions failed and the parties agreed to proceed to a court hearing. In addition, as part of the Sanomed purchase agreement the former owners were entitled to contingent consideration based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to contingent consideration irrespective of the achievement of the revenue milestones. Two of the former owners filed suit against us claiming that they are entitled to their full remaining contingent consideration of approximately €1.6 million ($2.3 million). In 2006, we recorded a judgment relating to one of the former owners of approximately $0.6 million plus court fees. In 2007, we appealed this judgment and subsequently settled for approximately half the previous judgment. The remaining former owner’s contingent consideration claim against us for approximately €1.1 million ($1.6 million) plus interest was dismissed in July 2008, with the German court rendering its decision in favor of us. The former owner has appealed that decision. We strongly deny the allegations contained in the Sanomed lawsuits and intend to defend our position vigorously; however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect on us. We establish liabilities when a particular contingency is probable and estimable. For certain contingencies noted above, we have accrued amounts considered probable and estimable.

From time to time, we are subject to legal proceedings, claims and litigation arising in the ordinary course of its business. Most of these legal actions are brought against us by others and, when we feel it is necessary, we may bring legal actions. Actions can stem from disputes regarding the ownership of intellectual property, customer claims regarding the function or performance of our products, government regulation or employment issues, among other sources. Litigation is inherently uncertain, and therefore, we cannot predict the eventual outcome of any such lawsuits. However, we do not expect that the ultimate resolution of any known legal action, other than as identified above, will have a material adverse effect on our results of operations and financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2008.

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

	Price Range
2008	High	Low
First quarter	$7.53	$3.59
Second quarter	4.66	2.84
Third quarter	3.21	2.24
Fourth quarter	2.35	0.94

	Price Range
2007	High	Low
First quarter	$8.45	$5.19
Second quarter	10.21	8.58
Third quarter	9.78	7.31
Fourth quarter	10.28	7.05

The closing price of our common stock as reported by the NASDAQ Global Market on March 2, 2009 was $0.85 per share. As of March 2, 2009, there were approximately 3,926 holders of record of our common stock.

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

The following table compares total shareholder returns for the Company over the last five years to the Standard and Poor’s 500 Stock Index and the Standard and Poor’s Health Care index assuming a $100 investment made on December 31, 2003. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Sonic Innovations, Inc., The S&P 500 Index

And The S&P Health Care Index

*	$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.

Fiscal year ending December 31.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Dividends

We have never declared or paid cash dividends on our stock, and our board of directors has no present intention to declare or pay cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information concerning our equity compensation plans as of December 31, 2008:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,212	$5.02	3,382
Equity compensation plans not approved by security holders	—	—	—

Total	4,212	$5.02	3,382

ITEM 6.	SELECTED FINANCIAL DATA

The following tables indicate the trends in certain components of our consolidated statements of operations, balance sheets and other information for each of the last five years. On September 1, 2008, we sold one European operation and closed a second European operation. As of December 31, 2008, there are no material balances related to these operations remaining in the Consolidated Balance Sheet. On February 20, 2007, Tympany was sold to a group of private investors. These operations have been classified as discontinued operations in the Consolidated Statements of Operations for the five years ended December 31, 2008, as applicable.

Selected Five Year Data:

(in thousands, except per share and other data)

	2008	2007	2006	2005	2004
Statements of Operations:
Net sales	$124,878	$119,062	$101,119	$93,730	$93,134
Gross profit	78,874	75,386	58,523	52,801	51,031
Percent of net sales	63.2%	63.3%	57.9%	56.3%	54.8%
Selling, general and administrative expense	70,515	64,932	50,473	46,934	40,490
Percent of net sales	56.5%	54.5%	49.9%	50.1%	43.5%
Research and development expense	8,266	8,547	7,759	7,785	9,665
Restructuring and impairment charges	4,163	—	—	4,084	—
Income (loss) from continuing operations	(3,720)	1,810	704	(4,558)	880
Loss from discontinued operations, net of income taxes	(3,904)	(1,093)	(2,284)	(15,050)	(469)
Net income (loss)	(7,624)	717	(1,580)	(19,608)	411
Basic earnings (loss) per common share:
Continuing operations	$(0.14)	$0.07	$0.03	$(0.21)	$0.04
Discontinued operations	(0.14)	(0.04)	(0.10)	(0.71)	(0.02)

Net income (loss)	$(0.28)	$0.03	$(0.07)	$(0.92)	$0.02

Diluted earnings (loss) per common share:
Continuing operations	$(0.14)	$0.07	$0.03	$(0.21)	$0.04
Discontinued operations	(0.14)	(0.04)	(0.10)	(0.71)	(0.02)

Net income (loss)	$(0.28)	$0.03	$(0.07)	$(0.92)	$0.02

Weighted average number of common shares outstanding:
Basic	27,305	26,518	23,408	21,382	20,733
Diluted	27,305	27,570	23,932	21,382	22,152
Balance Sheets:
Cash, cash equivalents and marketable securities - unrestricted	$13,129	$15,214	$19,679	$7,342	$20,980
Cash, cash equivalents and marketable securities - restricted	284	5,470	6,773	8,384	11,325
Total assets	106,946	123,701	108,321	86,764	111,116
Long-term obligations	2,182	5,593	4,682	5,033	7,161
Total liabilities	39,035	47,468	42,417	36,993	39,971
Shareholders’ equity	67,911	76,233	65,904	49,771	71,145
Other:
Countries with direct operations	5	9	9	9	9
Number of employees	637	664	639	634	637

During the second, third, and fourth quarters of 2008, we implemented restructuring actions, primarily in Europe, by consolidating operations, reducing headcount, closing facilities, selling off assets and impairing certain intangible assets, including goodwill and a trade name, which resulted in a goodwill write-off of $2,264 and trade name write-off of $352, all of which related to discontinued operations. During the fourth quarter 2008, we recorded a goodwill impairment of $2,111 related to a reporting unit, largely based on declining sales and lower expected future profitability; as well as $2,052 in restructuring related charges. In 2008, we determined that it was more likely than not that it would be able to realize the future tax benefits of the deferred income tax assets of our Australian subsidiary and, accordingly, we reversed our valuation allowance of $1,305, which was recorded as a benefit to income taxes. For a further discussion see Notes 5, 6, 9 and 13.

Unaudited Quarterly Results of Operations:

	First	Second	Third	Fourth
2008
Net sales	$31,450	$34,837	$31,311	$27,280
Cost of sales	11,368	13,020	11,193	10,423

Gross profit	20,082	21,817	20,118	16,857
Selling, general and administrative expense	17,493	19,507	18,013	15,502
Research and development expense	2,225	2,157	2,005	1,879
Goodwill impairment charge	—	—	—	2,111
Restructuring charges	501	828	232	491

Operating income (loss)	(137)	(675)	(132)	(3,126)
Other income (loss), net	331	(84)	(137)	302

Income (loss) before income taxes	194	(759)	(269)	(2,824)
Provision (benefit) for income taxes	294	295	(910)	383

Income (loss) from continuing operations	(100)	(1,054)	641	(3,207)
Loss from discontinued operations, net of income taxes	(432)	(2,948)	(344)	(180)

Net income (loss)	$(532)	$(4,002)	$297	$(3,387)

Basic earnings (loss) per common share:
Continuing operations	$—	$(0.04)	$0.02	$(0.12)
Discontinued operations	(0.02)	(0.11)	(0.01)	—

Net income (loss)	$(0.02)	$(0.15)	$0.01	$(0.12)

Diluted earnings (loss) per common share:
Continuing operations	$—	$(0.04)	$0.02	$(0.12)
Discontinued operations	(0.02)	(0.11)	(0.01)	—

Net income (loss)	$(0.02)	$(0.15)	$0.01	$(0.12)

Weighted average number of common shares outstanding :
Basic	26,849	27,336	27,489	27,540
Diluted	26,849	27,336	27,541	27,540
2007
Net sales	$27,841	$29,292	$30,021	$31,908
Cost of sales	10,687	10,565	11,138	11,286

Gross profit	17,154	18,727	18,883	20,622
Selling, general and administrative expense	14,065	16,810	16,340	17,717
Research and development expense	2,293	2,171	2,108	1,975

Operating income (loss)	796	(254)	435	930
Other income, net	240	90	385	165

Income (loss) before income taxes	1,036	(164)	820	1,095
Provision for income taxes	272	274	95	336

Income (loss) from continuing operations	764	(438)	725	759
Gain (loss) from discontinued operations, net of income taxes	(193)	4	(244)	(660)

Net income (loss)	$571	$(434)	$481	$99

Basic earnings (loss) per common share:
Continuing operations	$0.03	$(0.02)	$0.03	$0.03
Discontinued operations	(0.01)	—	(0.01)	(0.03)

Net income (loss)	$0.02	$(0.02)	$0.02	$—

Diluted earnings (loss) per common share:
Continuing operations	$0.03	$(0.02)	$0.03	$0.03
Discontinued operations	(0.01)	—	(0.01)	(0.03)

Net income (loss)	$0.02	$(0.02)	$0.02	$—

Weighted average number of common shares outstanding :
Basic	26,113	26,468	26,721	26,762
Diluted	27,028	26,468	27,726	27,801

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except share data)

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified as those that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and the following risk factors discussed more fully in Item 1A hereof: (i) deterioration of economic conditions; (ii) our continued losses; (iii) aggressive competitive factors; (iv) fluctuations in our financial results; (v) our common stock could be subject to delisting; (vi) negative impact of our recent acquisition activities; (vii) ineffective internal financial control systems; (viii) dependence on significant customers; (ix) dependence on critical suppliers and contractors; (x) uncertainty and impact of product returns; (xi) inability to introduce new and innovative products; (xii) undiscovered product errors or defects; (xiii) potential infringement on the intellectual property rights of others; (xiv) uncertainty of intellectual property protection; (xv) dependence on international operations; (xvi) potential product liability; (xvii) failure to comply with FDA regulations; (xviii) our stock price could suffer due to sales of stock by our directors and officers; and (xix) our charter documents and shareholder agreements may prevent certain acquisitions.

Because of the foregoing and potentially other unidentified factors, the actual results or outcomes could differ materially from those expressed or implied in any forward-looking statements, undue reliance should not be placed on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of future events or developments.

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

We have been acquisitive after raising capital in an Initial Public Offering in 2000 and a PIPE in 2006. Product evolution continues, but the differentiation between product offerings by hearing aid companies has narrowed, and thus distribution and access to distribution continues to grow in importance. Accordingly, we acquired a number of our then distributors between 2000 to 2003. Thereafter, we acquired an operation in Germany with a unique distribution model. Then, from 2006 to 2008, we acquired a number of retail practices. This was all to strengthen our distribution network.

Market

The hearing aid market is large at both the wholesale level (over $2 billion) and the retail level (over $6 billion). It is estimated less than 24% of those who could benefit from a hearing aid actually own one. There are many factors that cause this low market penetration rate, such as the high cost of hearing aids, the stigma associated with wearing hearing aids, the discomfort of wearing hearing aids and the difficulty in adjusting to amplification. We believe that these negative factors will decrease in importance in the future because we expect the stigma aspect to decrease as improvements in technology make the devices smaller, less conspicuous and more comfortable and as hearing loss becomes more prevalent in society. In addition, demographic trends and modern lifestyle choices will accelerate hearing aid adoption rates. We expect that more people who could benefit from hearing aids will buy them, and we believe that the growth rate of the hearing impaired population could be significant, particularly as the developed world’s population ages.

Offsetting this trend are the following market conditions affecting us in a negative way:

•	Competition is intense and new product offerings by our competitors are coming to market more quickly than in the past.

•	The performance, features and quality of lower-priced products continue to improve.

•	Many consumers feel that hearing aids are simply too expensive and they cannot justify the purchase on a cost-benefit basis.

•	Governments who reimburse for hearing aids are reducing the amount per device or are increasing the technology requirements for the same level of reimbursement.

•

Our operations and performance depend on general economic conditions. The global economy is experiencing an economic downturn due to the crisis in credit markets, slower economic activity, concerns about inflation, increased energy costs, decreased consumer confidence, and other adverse business conditions. Such fluctuations in the global economy could cause, among others, deterioration and continued decline in consumer spending and increase in the cost of labor and materials.

•

The available wholesale market continues to shrink as our competitors implement forward integration strategies and buying groups limit the number of manufacturers with whom they do business. Therefore, we plan to continue to develop and potentially acquire additional distribution capacities.

Product Developments

The current global economic situation makes it more important than ever to provide our customers with pricing flexibility in selling to the hearing impaired consumer. In the last half of 2008, we launched four new products specifically designed to provide competitive features and additional price options for our customers. Velocity 24, our new premium product, combines a superior set of algorithms to provide the consumer with hands-free operation in a variety of listening environments. Our new advanced-level product, Velocity 12, offers many sophisticated features, such as automatic and adaptive directionality, data logging, and auto telephone. With Velocity 6, we have added a highly competitive mid-level product line. Velocity 4, our newest entry-level offering, makes Sonic Innovations’ patented and proven noise reduction available at a price-point that is particularly attractive to cost-sensitive consumers. All Velocity products are available in a full line of custom models and feature a robust standard BTE that can accommodate a severe hearing loss. Velocity 24, Velocity 12, and Velocity 6 also offer a miniBTE model that provides both open-fit and standard fittings, a powerful fitting range and extendable functionality such as Bluetooth and direct audio import support.

The ion family of products – ion 400, ion 200, and ion – continue to be an important part of our strategy to provide outstanding products in every market segment. ion 400, launched March 2008, offers premium features in the smallest open-fit product available on the market. The market is using open-fit products primarily to target the first-time hearing aid wearer, who currently represents 35% of the purchasers of hearing aids in the United States. The market for open-fit products has grown rapidly, as illustrated by the Hearing Industries Association (“HIA”) data. The BTE category, into which open-fit products fall, have seen continued growth in 2008, representing 55% of the units sold in the United States, up from 51% in 2007 and 44% in 2006. Open fit also includes a style of hearing aid called a RIC, which appears to be growing in popularity. We anticipate launching our first RIC product in the second quarter of 2009. It will have three price points, similar to ion and will be competitively featured.

With the release of the Velocity product series, we now have 12 active product families – Velocity 24, Velocity 12, Velocity 6, Velocity 4, ion 400, ion 200, ion, Balance, Applause, Natura Pro, Natura 2SE and Quartet. With the launch of our RIC product in the second quarter of 2009 we will significantly strengthen our product line.

Distribution Developments

Hearing aids are generally sold through the following distribution channels:

•	Independent retailers,

•	Purchasing groups,

•	Retail chains,

•	Governments,

•	Internet, and

•	Manufacturer owned retail.

        The growth today is in retail chains, governments, internet (small but growing) and manufacturer owned retail. Independent retailers are shrinking for a number of reasons, but foremost due to consolidation through acquisition by large retailers and manufacturers. We are competing in an industry that includes six much larger competitors who have significantly more resources and have established relationships and reputations. Our competitors continue to forward integrate by buying independents and offering financial arrangements through loans and other lock-up agreements. Therefore, the market available for us in the wholesale business is shrinking, making it difficult for us to compete in the traditional distribution fashion. For this reason, we are interested in both new and existing distribution methods. We are making progress with our strategy. In certain cases, we sell direct to the consumer utilizing the ear-nose-throat doctor to perform the hearing aid fitting, while in other cases, we sell direct to the consumer through various retail stores. We believe a combination of wholesale and direct-to-consumer distribution will continue to be critical for us in certain geographies. We also offer customer advances to secure distribution in situations where customers are seeking to grow their businesses.

In parts of the world where we do not have direct operations, we sell principally to distributors with payment terms ranging from 30 to 120 days. Certain distributors are offered volume discounts which are earned upon meeting unit volume targets. Distributor agreements do not convey price protection or price concession rights.

In 2008, we had a number of entities in Europe which lacked sufficient market share to effectively compete in today’s environment. Therefore, we restructured and eliminated certain operations in 2008 centered mostly in Europe with the goal of streamlining processes, eliminating non-performing business units and focusing on profitable opportunities. On September 1, 2008, we sold one European operation and closed a second European operation. These are classified as discontinued operations in our Consolidated Statements of Operations.

Financial Results

Our operating loss of $4,070 for the year ended December 31, 2008, compared with operating income of $1,907 for the year ended December 31, 2007, was impacted mainly by two items:

1.	Restructuring charges of $2,052 and a non-cash goodwill impairment charge of $2,111.

2.	A softening in North American wholesale sales primarily resulting from the downturn in the economy and a market movement toward RIC products which we will launch in the second quarter of 2009.

Our sales and financial results for 2009 are expected to improve because of the following:

•	Launching a RIC product family in the second quarter of 2009 to address the growing demand for this product in the marketplace.

•	We hired a President and Chief Operating Officer in August 2008 who is currently focusing on our North American wholesale operation, improving sales execution and positioning in the marketplace.

•	Focusing on improving the results of retail audiology practices we acquired in 2006, 2007 and 2008.

•

Continued investments in opening new stores and sales and marketing initiatives in our two largest international markets that were successful in increasing sales and profit in 2008. We anticipate the same performance in local currency in 2009, although the U.S. dollar exchange rate may have an adverse bearing on profitability.

•

Implementation of cost savings initiatives in manufacturing, including lowering purchased component costs, lower personnel costs, outsourcing to lower cost geographies, and improving manufacturing efficiencies.

•

Launch of new products in late 2008, specifically Velocity 24, 12, 6 and 4 and ion related products which will appeal to more consumers because of their competitive features and price points. We believe these products will assist our North American wholesale operation.

•	We will realize a full year impact as a result of our 2008 overhead and expense reduction initiative, primarily in Europe.

However, offsetting these improvements could be the foreign exchange rate impact of the U.S. dollar versus the Euro and Australian dollar, which have a significant impact on our profitability. Based upon 2008 results, every one-one hundredth of a change in the foreign currency rate of the Euro and Australian dollar to the U.S. dollar, equated to approximately $112 and $35 in pre-tax profitability, respectively. As a result, the weaker U.S. dollar in 2008 benefited the company, while any strengthening of the U.S. dollar in 2009 will adversely impact profitability.

Notwithstanding the aforementioned actions and expectations, we cannot predict the extent to which the current economic conditions may deteriorate and offset, in whole or in part, our expectations above. During 2009, we will continue to focus on reducing costs, strengthening cash flow, expanding distribution channels, enhancing customer service, improving product quality, launching new products, and improving operational efficiency.

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations information for the periods indicated expressed as a percentage of net sales.

	For the years ended December 31,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	36.8	36.7	42.1

Gross profit	63.2	63.3	57.9
Selling, general and administrative expense	56.5	54.5	49.9
Research and development expense	6.6	7.2	7.7
Goodwill impairment charge	1.7	—	—
Restructuring charges	1.6	—	—

Operating income (loss)	(3.2)	1.6	0.3
Other income, net	0.3	0.7	1.0

Income (loss) before income taxes	(2.9)	2.3	1.3
Provision for income taxes	0.1	0.8	0.6

Income (loss) from continuing operations	(3.0)	1.5	0.7
Loss from discontinued operations, net of income taxes	(3.1)	(0.9)	(2.3)

Net income (loss)	(6.1%)	0.6%	(1.6%)

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of sale. Net sales by reportable operating segment by year were as follows:

	2008	2007	Change	2006	Change
Continuing operations
North America	$45,392	$46,731	(2.9%)	$41,761	11.9%
Europe	51,077	47,092	8.5%	37,345	26.1%
Rest-of-World	28,409	25,239	12.6%	22,013	14.7%

Total net sales	$124,878	$119,062	4.9%	$101,119	17.7%

2008 Compared with 2007

The following chart reflects the significant components of sales activity in 2008 and 2007.

	North America		Europe		Rest-of-World		Total
	$	%	$	%	$	%	$	%
Sales for the year ended December 31, 2007	$46,731		$47,092		$25,239		$119,062
Organic growth (reduction)	(9,844)	(21.1%)	897	1.9%	2,975	11.8%	(5,972)	(5.0%)
Acquisitions	8,320	17.8%	—	0.0%	—	0.0%	8,320	7.0%
Foreign currency	185	0.4%	3,088	6.6%	195	0.8%	3,468	2.9%

Sales for the year ended December 31, 2008	$45,392	(2.9%)	$51,077	8.5%	$28,409	12.6%	$124,878	4.9%

Net sales from continuing operations of $124,878 in 2008 increased 4.9% from net sales of $119,062 in 2007. The increase in sales was primarily due to acquisitions and the weakening of the U.S. dollar for most of 2008. Organic changes in Europe were significantly impacted by locations which were subject to the restructuring initiative. Excluding these locations, organic growth in our European segment was 10.3% for the year ended December 31, 2008.

North American net sales of $45,392 in 2008 decreased 2.9% from 2007 net sales of $46,731. North American sales were positively impacted by our forward integration strategy as we acquired and opened retail audiology practices. However, offsetting this was the reduction in same-store-sales caused by the economy and integration issues. We have slowed the pace of acquisitions for three reasons. First, most retail practices have lower profitability due to the current economic environment, and since our acquisition price is based on profits and cash flow, our offering prices are lower, which generally is not agreeable to the owner. Second, to give us time to assimilate previous acquisitions, drive efficiencies and improve profitability. The third reason for the slower acquisition pace is to conserve capital. The organic reduction was also caused by lower sales in our North American wholesale division which was impacted by the shift in the hearing aid market to a RIC type product and lower average selling prices. The RIC product is very similar to our ion, but the receiver is placed in the tube going to the ear instead of in the body of the device. There is no industry data to support the size of the RIC market, but we estimate it was 25% or more of all products sold to independents in 2008. During late 2008, a buying group in our North American wholesale division added two other manufacturers to its line-up of products offered to its members. This buying group was 11.8% of North American sales in 2008 and carried a gross margin of approximately 30%. While this will have an impact on sales and gross profit in 2009, we believe the big catalyst to increasing sales and gross margin in 2009 will be the launch of our RIC product, expected in the second quarter 2009.

European sales of $51,077 in 2008 increased 8.5% from 2007 sales of $47,092. European sales were impacted by the restructuring announced in the second quarter 2008 in which we restructured and eliminated certain operations in Europe with the goal of streamlining processes, eliminating non-performing business units, and focusing on profitable opportunities. As a result, we outsourced one European division’s sales and administration functions, closed another European office, discontinued an unprofitable domiciliary European business, and sold retail stores in one European country that did not fit into our long-term strategy. These businesses had been losing approximately $1,000 per quarter when we announced this initiative, and as of the fourth quarter 2008, after substantial completion of this initiative, we were operating at a modest profit. Ultimately the surviving portion of these operations will have lower sales but will be more focused and profitable going forward. Excluding restructured operations in 2008, European sales would have increased 10.3%. Pricing in most major geographies in Europe was essentially flat year-over-year. In 2009, we expect a reduction in average selling prices in our German operation due to legislative changes. This reduction should be less than 5% of selling prices and will be fully implemented in the second quarter of 2009.

Rest-of-World sales of $28,409 in 2008 increased 12.6% from 2007 sales of $25,239, as a result of opening new retail stores coupled with a slight increase in average selling prices and a significant increase in volume in the equipment division, partially offset by lower prices in equipment to secure the business. Same store sales growth was 5%, which was higher than the market growth. We opened eight stores in 2007, two stores in 2008, and plan to open approximately five stores in 2009.

We generally have a 60 day return policy for wholesale hearing aid sales and 30 days for retail sales. Provisions for sales returns for continuing operations were $10,677, or 7.9% of gross hearing aid sales, and $13,525, or 10.2% of gross hearing aid sales, in 2008 and 2007, respectively. The decrease was driven by a higher mix of retail sales. Retail sales are recognized after fitting and “acceptance,” which results in lower return rates, whereas in wholesale, revenue is recognized on shipment and a reserve is established for expected returns. We continue to increase retail sales as a percentage of our total sales resulting in a lower return rate for the company. The return rates for retail and wholesale were essentially flat between 2008 and 2007. We believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations.

2007 Compared with 2006

The following chart reflects the significant components of sales growth in 2007 and 2006.

	North America		Europe		Rest-of-World		Total
	$	%	$	%	$	%	$	%
Sales for the year ended December 31, 2006	$41,761		$37,345		$22,013		$101,119
Organic growth (reduction)	(1,895)	(4.5%)	6,416	17.2%	239	1.1%	4,760	4.7%
Acquisitions	6,564	15.7%	—	0.0%	545	2.5%	7,109	7.0%
Foreign currency	301	0.7%	3,331	8.9%	2,442	11.1%	6,074	6.0%

Sales for the year ended December 31, 2007	$46,731	11.9%	$47,092	26.1%	$25,239	14.7%	$119,062	17.7%

Net sales from continuing operations of $119,062 in 2007 increased 17.7% from net sales of $101,119 in 2006.

North American net sales of $46,731 in 2007 increased 11.9% from 2006 net sales of $41,761. The key driver was the acquisition of retail clinics which is part of our long-term strategy to increase distribution of our products. Retail sales have higher average selling prices than wholesale sales. In addition, we launched new products in 2007 and 2006, specifically Velocity and ion 200 in 2007 and Balance, ion and Natura Pro in 2006. The North American market was particularly challenging for us in the fourth quarter of 2007. Organic growth through the third quarter of 2007 was essentially flat; however, we ended the year down 4.5%.

European sales of $47,092 in 2007 increased 26.1% from 2006 sales of $37,345. The key organic growth drivers were an increase in the number of net units sold to hearing impaired patients in locations where we have direct operations, particularly retail operations, increased purchases by large customers, and the continued success of sales and marketing initiatives.

Rest-of-World sales of $25,239 in 2007 increased 14.7% from 2006 sales of $22,013, primarily due to the impact of the weakening of the U.S. dollar. The organic growth was disappointing given we opened eight new stores in 2007 and increased marketing to attract new customers. However, these initiatives were offset by a reduction in the number of government vouchers issued to hearing impaired citizens to purchase a hearing aid and an increase in the technology requirements for the basic hearing aid provided under the program. In the fourth quarter of 2007, we saw improvement in the organic growth rate.

Provisions for sales returns for continuing operations were $13,525, or 10.2% of gross hearing aid sales, and $13,532, or 11.8% of gross hearing aid sales, in 2007 and 2006, respectively. The decrease is a result of new products that, to date, have had decreased return rates, improvements in existing products, training of our customer base and relatively lower sales volume in the fourth quarter in the U.S.

Gross Profit. Cost of sales primarily consists of manufacturing costs, royalty expenses, quality costs, costs associated with product remakes and repairs (warranty) and amortization and depreciation expense. Gross profit and gross margin by reportable operating segment were as follows:

	2008		2007		2006
Continuing operations
North America	$27,105	59.7%	$28,968	62.0%	$22,248	53.3%
Europe	31,058	60.8	28,473	60.5	20,639	55.3
Rest-of-World	20,711	72.9	17,945	71.1	15,636	71.0

Total gross profit	$78,874	63.2%	$75,386	63.3%	$58,523	57.9%

2008 Compared With 2007

Gross profit from continuing operations of $78,874 in 2008 was up 4.6% from last year’s level of $75,386 mainly as a result of increased net sales. Gross margin slightly decreased from 63.3% in 2007 to 63.2% in 2008. The gross margin decreased due to lower average selling prices in North America wholesale partially offset by a higher mix of retail sales and a weaker U.S. dollar and lower warranty costs.

North American gross margin decreased from 62.0% in 2007 to 59.7% in 2008 primarily as a result of lower selling prices in North America wholesale as a result of the economic environment, launching competitively-featured, low-priced products, and not having a RIC product which weakened our over-all product line, partially offset by a higher mix of retail sales. Retail sales carry a higher gross margin than our wholesale sales.

European gross margin increased from 60.5% in 2007 to 60.8% in 2008 due to a higher mix of retail sales and lower wholesale sales. The restructured operations that are continuing are wholesale operations with high volumes and low gross margins. The weaker U.S. dollar had a positive impact on reported sales and improving our gross margin in 2008.

Rest-of-World gross margin increased from 71.1% in 2007 to 72.9% in 2008 as a result of slightly higher average selling prices in retail. Gross margin was negatively impacted by lower gross margins in equipment sales as a result of a recently awarded government contract for the sale of equipment for which we are a distributor. Sales related to the contract are at a lower gross margin than our existing business. In 2009, the recent weakening of the Australian dollar will have an impact on 2009 reported sales, gross margin and operating expenses. The net result will most likely be lower profitability because we source most of our cost of sales in U.S. dollars.

Provisions for warranty for continuing operations decreased from $4,736 in 2007 to $3,548 in 2008 primarily due to a decrease in North American sales volume, a decline in the rate at which our products need repair in the warranty period, shortening of warranty periods, a stronger U.S. dollar, and product mix shift towards standard products which generally carry a lower warranty cost than custom devices.

Gross margin is expected to be lower in 2009 because of the effect of the strengthening U.S. dollar that occurred in the latter part of 2008. Also, we expect an increase in competitive pricing and the desire of consumers to spend less, thereby trading down in technology and cost for what they typically would have purchased. Offsetting this will be the increase in retail sales as a percentage of net sales, which carries a higher gross margin than our wholesale business and cost savings in manufacturing. If we are able to continue to introduce new high margin products such as our RIC product in the second quarter of 2009, we would expect to increase our overall average selling price.

2007 Compared With 2006

Gross profit from continuing operations of $75,386 in 2007 was up 28.8% from $58,523 in 2006 mainly as a result of increased net sales, which were up 17.7% year-over-year, and gross margin increased to 63.3% in 2007 from 57.9% in 2006 as a result of more retail sales as a percent of total sales (retail sales carry a higher gross margin than wholesale sales) increased average selling prices, higher worldwide units which reduces the overhead cost per unit, lower return rates and warranty rates for some of our products, cost reduction activities in manufacturing, the shift from custom to BTE products, and the weakening of the U.S. dollar. The weakening of the U.S. dollar resulted in a 2.0% gross margin impact in 2007.

North American gross margin increased from 53.3% in 2006 to 62.0% in 2007 due to retail acquisitions (net impact is an improvement on the North American margin of 4.0% for 2007), slightly higher average wholesale selling prices, cost reduction activities, and incidence rate at which our products are repaired and remade (the shift to more BTE product sales and less custom devices drives a portion of this change). In 2007, the impact of the reduction in repair and remake as a percentage of sales in North America improved the gross margin by approximately 3.1%.

European gross margin increased from 55.3% in 2006 to 60.5% in 2007 as a result of cost reduction activities, foreign currency translation and a change in the sales mix toward a higher proportion of retail sales, which carries a higher gross margin than the wholesale component of the business. The majority of our products are manufactured or purchased in U.S. dollar denominated pricing, therefore the weakening of the U.S. dollar increases sales while costs of sales remain essentially unchanged.

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

Provisions for warranty for continuing operations decreased from $5,244 in 2006 to $4,736 in 2007, principally as a result of decreased unit sales in North America, the change in product mix from custom products to standard products, and the improved rates of incidence.

Selling, General and Administrative. Selling, general and administrative expense primarily consists of wages and benefits for sales and marketing personnel, sales commissions, promotions and advertising, marketing support, distribution and administrative, stock compensation, and depreciation and amortization expenses.

Selling, general and administrative expense in dollars and as a percent of sales by reportable operating segment by year was as follows:

	2008		2007		2006
Continuing operations
North America	$35,832	78.9%	$32,439	69.4%	$23,457	56.2%
Europe	17,560	34.4	17,088	36.3	13,954	37.4
Rest-of-World	17,123	60.3	15,405	61.0	13,062	59.3

Total selling, general and administrative	$70,515	56.5%	$64,932	54.5%	$50,473	49.9%

The following chart reflects the components of the growth in selling, general and administrative expense for the years ended December 31, 2008 and 2007.

	North America		Europe		Rest-of-World		Total
	$	%	$	%	$	%	$	%
Selling, general and adminstrative expense for year ended December 31, 2007	$32,439		$17,088		$15,405		$64,932
Organic growth (reduction)	(2,967)	(9.1%)	(764)	(4.5%)	1,438	9.3%	(2,293)	(3.5%)
Acquisitions	6,289	19.4%	—	0.0%	—	0.0%	6,289	9.7%
Foreign currency	71	0.2%	1,236	7.3%	280	1.9%	1,587	2.4%

Selling, general and adminstrative expense for the year ended December 31, 2008	$35,832	10.5%	$17,560	2.8%	$17,123	11.2%	$70,515	8.6%

2008 Compared with 2007

Selling, general and administrative expense from continuing operations was $70,515, in 2008, an increase of $5,583, or 8.6%, from selling, general and administrative expense of $64,932 in 2007. Selling, general and administrative expense increased due to the expansion of our vertical integration strategy and the impact of translation of foreign currencies into the U.S. dollar. Partially offsetting this was the expense reduction initiative begun in early 2008.

Selling, general and administrative expense increased in North American in 2008 as a result of newly acquired retail operations. We did partially offset these increased costs with a reduction in marketing costs and headcount in our wholesale operation. We launched Velocity in 2007 at a major sales event for approximately 400 customers in Cancun, Mexico at a cost of approximately $1,300. In 2008, we launched eight new products, but the costs to do so were significantly lower compared to 2007 as a result of not having an event. We are launching our RIC product in the second quarter of 2009 at a cost in excess of $500.

European selling, general and administrative expense increased in the year ended December 31, 2008 compared with the same period in the prior year due to foreign currency movements partially offset by a reduction in costs in those operations we restructured.

Rest-of-World selling, general and administrative expense increased in the year ended December 31, 2008 from the year ended December 31, 2007 resulting from the full year 2008 impact of opening eight new stores in 2007, the opening of two new stores in 2008, and the translation of foreign currency into U.S. dollars.

2007 Compared with 2006

The following chart reflects the components of the growth in selling, general and administrative expense for the years ended December 31, 2007 and 2006.

	North America		Europe		Rest-of-World		Total
	$	%	$	%	$	%	$	%
Selling, general and adminstrative expense for the year ended December 31, 2006	$23,457		$13,954		$13,062		$50,473
Organic growth (reduction)	2,298	9.8%	1,949	14.0%	657	5.0%	4,904	9.7%
Acquisitions	6,560	28.0%	—	0.0%	238	1.8%	6,798	13.5%
Foreign currency	124	0.5%	1,185	8.5%	1,448	11.1%	2,757	5.4%

Selling, general and adminstrative expense for the year ended December 31, 2007	$32,439	38.3%	$17,088	22.5%	$15,405	17.9%	$64,932	28.6%

Selling, general and administrative expense from continuing operations was $64,932, in 2007, an increase of $14,459, or 28.6%, from selling, general and administrative expense of $50,473 in 2006. In 2007, selling, general and administrative expense increased in North America because of legal costs and a settlement of a patent infringement lawsuit totaling approximately $1,500 and an increase in marketing and selling costs for the launch of the Velocity product line.

European selling, general and administrative expense increased for the year ended December 31, 2007 from 2006 principally as a result of severance and related costs of approximately $504, targeted marketing and selling programs, the translation of foreign currency into U.S. dollars and additional headcount to support the increase in sales and customer service. These were partially offset by a reduction of a liability recorded in 2006 for a judgment on a lawsuit. In 2006, we recorded €465 (approximately $624) for a legal judgment against the company. However, this judgment was appealed and, during 2007, this amount was reduced by approximately $336 as a result of a settlement.

Rest-of-World selling, general and administrative expense increased for the year ended December 31, 2007 from year ended December 31, 2006 resulting from increased retail related expenses pertaining to targeted marketing programs, an acquisition, expenses related to opening new stores, and the translation of foreign currency into U.S. dollars.

Research and Development. Research and development expense primarily consists of wages and benefits for our North America based research and development, engineering, regulatory and clinical personnel and also includes consulting, intellectual property, clinical studies and engineering support costs.

2008 Compared with 2007

Research and development expense of $8,266, or 6.6% of net sales from continuing operations in 2008 decreased 3.3% when compared to the research and development expense of $8,547, or 7.2% of net sales from continuing operations in 2007. The decrease is a result of timing and stage of development of new products. In 2007, we launched a number of products with new BTE case designs, which are costly to develop. In 2008, the number of new products developed and launched was higher, but the costs to do so was lower as a result of fewer developed BTE cases.

2007 Compared with 2006

Research and development expense of $8,547, or 7.2% of net sales from continuing operations, in 2007 increased 10.2% when compared to the research and development expense of $7,759, or 7.7% of net sales from continuing operations, in 2006. The increase is a result of accelerated development efforts, including expanded outsourcing efforts to get new products to market with more features. This decrease as a percentage of sales is due to the incremental sales growth. Research and development expense of $121 from our Auditory Testing equipment division was reclassified to discontinued operations.

Asset Impairment and Restructuring Charges. During 2008, we restructured certain divisions in Europe by consolidating operations, reducing headcount, and closing facilities. In addition, we eliminated a number of positions in our North American and Rest-of-World operations. In the fourth quarter of 2008, we performed our annual impairment testing for all our past acquisitions, which resulted in the impairment of goodwill at one foreign location.

The following is a breakdown of the continuing operations restructuring charge and goodwill impairment for the year ended December 31, 2008:

Personnel	$1,409
Facilities	271
Impairment & Other	372

Restructuring charge	2,052
Goodwill impairment	2,111

Total	$4,163

With the exception of $1,790, the remaining charges above were non-cash charges.

Other Income and Interest Expense. Other income primarily consists of foreign currency gains and losses and interest income and expense and other non-operating gains and losses. Details by year are as follows:

	2008	2007	2006
Interest income	$606	$1,026	$885
Foreign currency exchange gain (loss)	(111)	378	412
Other	672	24	37

Total Other Income	1,167	1,428	1,334
Interest expense	(755)	(548)	(344)

Total Other Income and Interest Expense	$412	$880	$990

2008 Compared with 2007

Other income was $412 in 2008 compared to $880 in 2007. The key differences in the year ended December 31, 2008 from December 31, 2007 are a reduction in interest income caused by both a lower investment balance and a lower interest rate, higher interest expense as a result of additional seller financing notes for the retail practices we purchased, a gain on revaluation of intercompany balances in 2007 whereas, in 2008, we had a small loss due to the strengthening of the U.S. dollar, and a sale of a patent to the Bose Corporation in 2008 included above in Other.

2007 Compared with 2006

Other income was $880 in 2007 compared to $990 in 2006. The decrease was principally a result of an increase in interest expense for loans payable related to our 2007 and 2006 retail acquisitions, a decrease in the gain on foreign currency, partially offset by an increase in interest income because of higher average investment balances and higher average interest rates earned on cash balances and loans to certain customers.

Provision (Benefit) for Income Taxes. Provision (benefit) is made for taxes on pre-tax income (loss). In some jurisdictions net operating loss carry-forwards reduce or offset tax provisions.

2008 Compared with 2007

        Tax expense from continuing operations of $62 in 2008 is primarily a result of taxable income generated in foreign locations, amortization of goodwill for tax purposes, and state taxes in the U.S., offset by the reversal of our valuation allowance on certain deferred tax assets in Australia of $1,305 in the third quarter of 2008. The foreign location improved operations over the past three years, and it became apparent that this location would continue to generate operating profits. The 2008 tax expense from continuing operations was $62 compared to a tax expense of $977 in 2007. In 2007, we reduced our net deferred tax liabilities and recorded an income tax benefit of $64 as a result of changes in German income tax rates which are effective for periods beginning January 1, 2008. The effective income tax rate from continuing operations in 2008 was (1.7%), a decrease of 36.7% from an effective tax rate from continuing operations in 2007 of 35.0%, due mainly to the reversal of the valuation allowance in a foreign location, the mix of profitability by country, and having valuation allowances recorded against our deferred tax assets in certain jurisdictions. Income taxes in the U.S. and various foreign locations have been largely negated by our net operating loss carryforwards. Net operating loss carryforwards available to offset future taxable income as of December 31, 2008 were $28,360 in the U.S. and $17,322 outside the U.S. We continue to maintain a full valuation allowance on our U.S. and all of our non-U.S. deferred income tax assets with the exception of Australia and Germany, and we periodically assess the realization of these deferred income tax assets in these countries. Income tax expense in each of our major geographies is based on transfer pricing studies. The pricing is based on sales, and an acceptable profit margin, therefore our income tax expense should be fairly consistent in each year.

2007 Compared with 2006

Tax expense from continuing operations of $977 in 2007 is primarily a result of taxable income generated in foreign locations, amortization of goodwill for tax purposes, and state taxes in the U.S. This compared to a tax expense of $577 in 2006 as a result of income generated in a foreign location and state taxes. In 2007, we reduced our net deferred tax liabilities and recorded an income tax benefit of $64 as a result of changes in German income tax rates which are effective for periods beginning January 1, 2008. The effective income tax rate from continuing operations in 2007 was 35.0%, a decrease of 10.0%, from the effective income tax rate from continuing operations of 45.0% in 2006 due to the change in the effective tax rate from 2006 to 2007, changes in the German tax rate, and changes in the valuation allowance. Income taxes in the U.S. and various foreign locations have been largely negated by our net operating loss carry forwards.

Discontinued operations. In 2008, we had a number of entities in Europe which lacked sufficient marketshare to effectively compete in today’s environment. Therefore, we restructured and eliminated certain operations in Europe with the goal of streamlining processes, eliminating non-performing business units, and focusing on profitable opportunities. On September 1, 2008, we sold one European operation and closed a second European operation. These are classified as discontinued operations in the Statement of Operations.

In December 2004, we purchased Tympany, a company that developed a machine to automate the four primary hearing tests. We expected sales synergies to develop as a result of this acquisition by integrating diagnostic and therapeutic segments of the hearing care market. This integration never materialized, so we made the decision, in the fourth quarter of 2006, to divest Tympany and put our focus solely on hearing aids. On February 20, 2007, we sold Tympany to a group of private investors. Therefore, our Auditory Testing equipment division has been classified as a discontinued operation.

The following amounts related to discontinued operations (the Company’s two European divisions and Tympany) have been segregated from continuing operations:

	Years ended December 31,
	2008	2007	2006
Net sales	$1,266	$3,743	$7,856

Loss from discontinued operations, net of zero taxes	$(1,141)	$(1,208)	$(2,284)
Restructuring charge, net of zero taxes	(2,678)	—	—
Gain (loss) on sale of discontinued operations, net of zero taxes	(85)	115	—

Loss from discontinued operations, net of zero taxes	$(3,904)	$(1,093)	$(2,284)

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the years ended December 31, 2008, 2007 and 2006 are summarized as follows:

	For the years ended December 31,
	2008	2007	2006
Net cash provided by operating activities	$6,681	$1,379	$3,820
Net cash used in investing activities	(8,173)	(2,551)	(13,042)
Net cash provided by (used in) financing activities	(189)	3,210	13,832
Effect of exchange rate changes on cash and cash equivalents	(404)	486	226

Net increase (decrease) in cash and cash equivalents	(2,085)	2,524	4,836
Cash and cash equivalents, beginning of the year	15,214	12,690	7,865
Cash (reclassified to) assets held for sale	—	—	(11)

Cash and cash equivalents, end of the year	$13,129	$15,214	$12,690

Net cash provided by operating activities from continuing operations was $7,908 in 2008. Loss from continuing operations of $3,720 was positively affected by certain non-cash expenses including depreciation and amortization of $4,823; stock-based compensation of $1,867; non-cash goodwill impairment charge of $2,111; non-cash restructuring charge of $262; amortization of imputed interest on long-term debt of $322; non-cash loss on disposal of assets of $132 related to restructuring; and deferred income taxes of $37; partially offset by the reversal of a deferred tax valuation allowance of $1,305 and foreign currency gains of $10. Positive cash flows resulted from changes in assets and liabilities, including a decrease in accounts receivable of $3,294 which resulted from improved management of receivables during the year ended December 31, 2008; a decrease in inventory of $2,379, which was primarily the result of inventory management improvements; and an increase in accrued restructuring of $757. Partially offsetting the positive cash flows is a decrease in accounts payable, accrued liabilities and deferred revenue of $2,799 as a result of our 2008 restructuring, which lowered spending; withholding taxes remitted on share-based awards of $218, and an increase in other assets of $24.

Net cash used in operating activities of discontinued operations was $1,227 in 2008.

Net cash provided by operating activities from continuing operations was $1,953 in 2007. Positive cash flow resulted from income from continuing operations of $1,810 and was positively affected by certain non-cash expenses including depreciation and amortization of $4,256, stock-based compensation of $1,436, and amortization of imputed interest of $266, partially offset by foreign currency gains of $281 and deferred income taxes of $22. Positive cash flow also resulted from a decrease in other assets of $294. Partially offsetting these positive cash flow items was a decrease in accounts payable, accrued expenses and deferred revenue of $1,513; an increase in inventory of $2,050 which was primarily the result of an inventory build for safety stock and new product launches; an increase in accounts receivable of $1,829 which was the result of increased sales in 2007 over 2006 and slower payments in Europe in 2007; and withholding taxes remitted on share-based awards of $414.

Net cash used in operating activities of discontinued operations was $574 in 2007.

Net cash provided by operating activities from continuing operations was $5,672 in 2006. Positive cash flow resulted from income from continuing operations of $704 and was positively affected by certain non-cash expenses including depreciation and amortization of $3,776, stock-based compensation of $894, deferred income taxes of $24, interest on notes payable of $13, partially offset by foreign currency gains of $189. Positive cash flow also resulted from increases in accounts payable, accrued expenses and deferred revenue of $4,635 which was primarily the result of focusing on improving working capital in 2006. These positive cash flow items were partially offset by an increase in accounts receivable of $3,555 which was the result of increased sales in the fourth quarter of 2006 over the prior year and to slower payments in Europe in 2006, an increase in inventory of $392 which was primarily the result of an inventory build for new product launches and the need to keep more finished goods as a result of the shift in sales to standard products from custom, withholding taxes remitted on share-based awards of $182, and an increase in other assets of $56.

Net cash used in operating activities of discontinued operations was $1,852 in 2006.

Net cash used in investing activities of $8,173 in 2008 resulted from payment relating to acquisitions of businesses of $4,779, the purchase of property and equipment of $3,057, net customer advances of $804, and the purchase of a technology license of $250, partially offset by proceeds from the sale of assets from a European division of $717.

Net cash used in investing activities of $2,551 in 2007 resulted from the purchase of property and equipment of $2,505, net customer advances of $741, and payments relating to acquisitions of businesses and contingent consideration of $7,342, partially offset by proceeds from the sale of marketable securities of $6,989 and proceeds from the sale of assets related to discontinued operations and cash provided by discontinued operations (Tympany and European division) of $1,048.

Net cash used in investing activities of $13,042 in 2006 resulted from the purchase of marketable securities of $9,838, the net purchase of property and equipment of $3,000, net customer advances of $1,854, payments relating to acquisitions of businesses and contingent consideration of $932, partially offset by proceeds from the sale of marketable securities of $2,849. Net cash used in investing activities from discontinued operations was $267 in 2006.

Net cash used in financing activities of $189 in 2008 resulted from a decrease in restricted cash, cash equivalents and marketable securities of $5,124 in connection with a loan for a European division, and option exercises of $6. These positive cash flow items were offset by principal loan payments of $5,319.

Net cash provided by financing activities from continuing operations of $3,210 in 2007 resulted from stock option exercises of $3,710, and net proceeds from a decrease in restricted cash, cash equivalents and marketable securities of $1,318. These positive cash flow items were partially offset by principal loan payments of $1,818.

        Net cash provided by financing activities from continuing operations of $13,832 in 2006 resulted from the net proceeds related to the placement of 3,200 shares with private investors of $11,082, stock option exercises of $2,392, and net proceeds from a decrease in restricted cash, cash equivalents and marketable securities of $1,611. These positive cash flow items were partially offset by principal loan payments of $1,253.

Our cash and cash equivalents, including restricted amounts, totaled $13,413 as of December 31, 2008. We may make settlement payments regarding our disputes with various parties as described in legal proceedings and acquisitions of complementary businesses. Additionally, we have a $6,000 available revolving credit facility. We expect heavy cash flow usage in the first and second quarters of 2009 as a result of scheduled debt payments, our RIC product launch and an annual hearing industry convention. We would then expect our cash flows to be stronger in the third and fourth quarters of 2009. While recent turmoil in the global financial markets has limited access to capital for many companies, we are not aware of any issues currently impacting our lender’s ability to honor their commitment to lend under the revolving credit facility. It is unclear the extent to which the credit crisis will persist and what overall impact it may have on the Company. We believe that our cash and cash equivalents balance, along with cash flows from operations, and our available revolving credit facility will be adequate to meet our operating, working capital and investment requirements for the next year.

Commitments. Our contractual obligations as of December 31, 2008 were as follows:

	For the years ending December 31,
	Total	2009	2010-2011	2012-2013	After 2013
Long-term debt including interest	$7,157	$4,983	$2,174	$—	$—
Operating leases	7,238	3,085	2,992	893	268
Payable to former owners of Tympany	417	417	—	—	—
Purchase commitments	4,100	4,100	—	—	—
Minimum royalty payments	360	60	120	120	60

Total	$19,272	$12,645	$5,286	$1,013	$328

As of December 31, 2008, we had unrecognized tax benefits of $208 of which $165 is recorded as a liability and which could result in cash outlays in the event of unfavorable taxing authority rulings.

In connection with our retail acquisitions, we generally issue non-interest bearing promissory notes that provide for additional payments on the first and second anniversary dates following the closing date. In 2008, we issued $1,135 in non-interest bearing promissory notes relating to retail acquisitions with $816 due in 2009 and $319 due in 2010.

Recent Accounting Pronouncements. In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 141(R), “Business Combinations,” effective for fiscal years beginning after December 15, 2008. This standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. We are in the process of determining the impact, if any, that the adoption of SFAS 141(R) will have on our financial statements.

Also in December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” effective for fiscal years beginning after December 15, 2008. This standard requires all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. The adoption of SFAS 160 effective January 1, 2009 is not expected to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” which is effective for fiscal years beginning after November 15, 2008. SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and requires enhanced disclosures about a company’s derivative and hedging activities. The adoption of this standard is not expected to have material impact on our financial statements.

In April 2008, the FASB issued FASB Staff Position, (“FSP”), FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP FAS 142-3. FSP FAS 142-3 removes the requirement of SFAS 142, “Goodwill and Other Intangible Assets” for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP FAS 142-3 effective January 1, 2009 is not expected to have a material impact on our consolidated financial statements.

        In September 2008, the FASB issued FSP FAS 133-1 and FASB Interpretation (“FIN”) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FAS 133 and FIN 45; and Clarification of the Effective Date of FAS161.” This FSP became effective for us during the fourth quarter. We held forward contract hedges on €4,300 ($6,061) and Australian $1,700 ($1,173) at December 31, 2008. We recognized an unrealized gain of $75 at year end. The unrecognized gain is recorded in other income, net in the Consolidated Statements of Operations, and in prepaid expenses and other in the Consolidated Balance Sheets. The contracts will expire in the first quarter of 2009. Effective in the second quarter 2008, we entered into an interest rate swap agreement. The contract effectively fixes the interest rate of the long term debt associated with the German acquisition at 9.59%.

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

Revenue Recognition

Sales of hearing aids are recognized when (i) products are shipped, except for retail hearing aid sales, which are recognized upon acceptance by the consumer, (ii) persuasive evidence of an arrangement exists, (iii) title and risk of loss has transferred, (iv) the price is fixed and determinable, (v) contractual obligations have been satisfied, and (vi) collectibility is reasonably assured. Revenues related to sales of separately priced extended service contracts are deferred and recognized on a straight-line basis over the contractual periods. Deferred revenue also includes cash received prior to all revenue recognition criteria being met (for example, customer acceptance). We generally have a 60 day return policy for wholesale and 30 days for retail hearing aid sales, and allowances for sales returns and rebates are reflected as a reduction of sales and accounts receivable at the time of sale. We analyze the rate of historical returns by geography, by product family and by model, as appropriate, when evaluating the adequacy of the provision for sales returns. If actual sales returns for any particular product or in any particular geography differ from our estimates, revisions to the sales returns and allowance reserve will be required.

The aforementioned revenue recognition discussion also applies to distributor sales. Distributor sales generally contain payment terms ranging from 30 to 90 days, provide a six month warranty, and assess a restocking fee of 25 percent of purchase price for returned units. We do not grant price protection or concession rights to distributors.

Warranty Accruals

Our products are sold with warranties that require us to remedy deficiencies in quality or performance over specified periods of time, typically one to three years depending upon product and geography. We analyze the amount of historical warranty by geography, by product family, by model, and by warranty period, as appropriate, when evaluating the adequacy of the accrual. Warranty costs are mainly affected by product failure rates, the cost of material and labor necessary to service the product and the cost of shipping the product to and from our customers. If actual product failure rates or repair and remake costs differ from our estimates, revisions to the warranty accrual will be required.

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

The assessment of goodwill impairment was conducted by determining and comparing the fair value of the reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date, which is the first of two steps. The fair value was determined primarily using an income approach. Under the income approach, the fair value of the asset is based on the value of the estimated cash flows that the asset can be expected to generate in the future. These estimated cash flows were discounted at a rate of 14.5 percent to arrive at the fair values. During the course of testing, we noted one reporting unit with a fair value that was $2,600 or 13 percent in excess of the carrying amount. Deterioration in estimated future cash flows in this reporting unit could result in a goodwill impairment. The goodwill carrying value at December 31, 2008 of this reporting unit was $13,922.

Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. In 2008, we recorded an impairment of $2,111 from continuing operations based on tests performed, which represented a full impairment of a particular reporting unit’s goodwill. The impairment resulted from declining sales and lower expected future profitability. In addition, we also expensed $690 of goodwill based on a decision to cease operations in one country and expensed $1,574 of goodwill in connection with the sale of another European entity, both of which relate to discontinued operations. There was no impairment of goodwill or indefinite-lived intangible assets from continuing operations in 2007 and 2006. In 2006, we recognized $635 of an additional impairment pertaining to earn-outs for Tympany, a discontinued operation (see Note 5).

Income Taxes

The relative proportions of our domestic and foreign income directly affect our effective income tax rate. We are also subject to changing tax laws in the multiple jurisdictions in which we operate. As of December 31, 2008, we had a valuation allowance of $20,528 recorded against certain deferred income tax assets of $21,123, a deferred income tax liability of $410, for a net deferred tax asset of $185. We currently do not believe it is more likely than not that our results of future operations will generate sufficient taxable income to utilize our deferred income tax assets in certain tax jurisdictions. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, and if we determine we would be able to realize all or part of our net deferred income tax assets in the future, we would adjust the valuation allowance in the period we make that determination. We do not provide for U.S. income taxes on the earnings of our foreign subsidiaries because they are considered permanently invested outside of the U.S.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (in thousands)

Interest Rate Risk. We generally invest our cash in money market funds and corporate debt securities. These are subject to minimal credit and market risk considering that they are short-term (expected maturities of 18 months or less from date of purchase) and provided that we hold them to maturity, which is our intention. As of December 31, 2008, we had $8,001 held in commercial money market instruments that carry an effective fixed interest rate of 1.95%. The interest rates on our customer advances approximate the market rates for comparable instruments and are fixed.

As of December 31, 2008 we had $3,171 in long-term bank debt that bears interest at a rate of the EURIBOR rate plus four percent (the effective rate was 8.54%). The debt was amended on June 13, 2008 to release the requirement of a stand-by letter of credit which was supported by restricted cash of U.S. dollar $5,194 and to incorporate an interest rate swap agreement to fix the rate at 9.59%.

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

Our foreign exchange forward contracts generally mature in three months or less from the contract date. We held forward contract hedges on €4,300 ($6,061) and Australian $1,700 ($1,173) at December 31, 2008. We recognized an unrealized gain of $75 at year end. The unrecognized gain is recorded in other income, net in the Consolidated Statements of Operations, and in prepaid expenses and other in the Consolidated Balance Sheets. The contracts will expire in the first quarter of 2009. There were no contracts outstanding as of December 31, 2007.

Effective in the second quarter 2008, we entered into an interest rate swap agreement. The contract effectively fixes the interest rate of the long term debt associated with the German acquisition at 9.59%.

Foreign Currency Risk. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S., and from intercompany account balances between our U.S. parent and our non-U.S. subsidiaries. In 2008, approximately 65.2% of our net sales and 43.1% of our operating expenses were denominated in currencies other than the U.S. dollar. Inventory purchases were transacted in U.S. dollars. The local currency of each foreign subsidiary is considered the functional currency, and revenue and expenses are translated at average exchange rates for the reported periods. Therefore, our foreign sales and expenses will be higher in a period in which there is a weakening of the U.S. dollar and will be lower in a period in which there is a strengthening of the U.S. dollar. The Australian dollar, Euro, and Canadian dollar are our most significant foreign currencies. Given the uncertainty of exchange rate fluctuations and the varying performance of our foreign subsidiaries, we cannot estimate the affect of these fluctuations on our future business, results of operations and financial condition. Fluctuations in the exchange rates between the U.S. dollar and other currencies could effectively increase or decrease the selling prices of our products in international markets where the prices of our products are denominated in U.S. dollars. We regularly monitor our foreign currency risks and may take measures to reduce the impact of foreign exchange fluctuations on our operating results. To date, we have not used derivative financial instruments for hedging, trading or speculating on foreign currency exchange, except to hedge intercompany balances in 2008.

Average currency exchange rates to convert one U.S. dollar into each local currency for which we had sales of over $5,000 by year were as follows:

	2008	2007	2006
Australian dollar	1.20	1.20	1.33
Euro	0.68	0.73	0.80
Canadian dollar	1.07	1.07	1.13

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statement information is set forth in Item 15 of this Form 10-K. Supplementary data is set forth in Item 6 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Evaluation of Disclosure Controls and Procedures. As of December 31, 2008, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Exhibits 31.1 and 31.2 of this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is made known to management, including our Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our published financial statements in accordance with U.S. generally accepted accounting principles.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the Company’s Internal Control over Financial Reporting which is included in this annual report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding Section 16(a) compliance, the Audit Committee, the Company’s Code of Ethics for Principal Executive and Senior Financial Officers and background of the directors is set forth under the captions “Share Ownership by Certain Beneficial Owners and Management,” “Governance of the Company,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the May 7, 2009 Annual Meeting of Stockholders to be filed within 120 days after our fiscal year end of December 31, 2008 (“Proxy Statement”) and is incorporated herein by reference. Information concerning our executive officers is set forth in Item 1 hereof.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Executive Compensation and Other Information” and “Director Compensation” in our Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the caption “Share Ownership by Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the caption “Certain Relationships and Related Transactions and Director Independence” in our Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Ratification of Appointment of the Independent Auditors” in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

1.	FINANCIAL STATEMENTS

The following consolidated financial statements and reports of the independent registered public accounting firm are included herein as a separate section beginning on page F-1 of this report:

2.	FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule is filed as part of this Form 10-K:

SCHEDULE NUMBER	DESCRIPTION	PAGE NUMBER
II	Valuation and Qualifying Accounts	40

The reports of independent registered public accounting firms with respect to the Company’s financial statement schedule is on pages 41 and F-1. All other financial statement schedules not listed have been omitted because the required information is included in the consolidated financial statements or notes thereto, or is not applicable.

3. EXHIBITS

Exhibit Number	Exhibit Description

2.1(7)	Sale and Purchase Agreement Between the Selling Shareholders of Sanomed Handelsgesellschaft mbH and PALME Verwaltungsgesellschaft mbH and the registrant.

2.2(8)	Agreement and Plan of Reorganization By and Among the registrant, Saxophone Merger Sub, Inc., Saxophone Acquisition Corporation, Tympany, Inc., the Shareholders of Tympany, Inc. and the Shareholder Representative.

3.2(1)	Amended and Restated Bylaws and Articles of Incorporation of the registrant.

10.1(1)	Form of indemnification agreement entered into by the registrant with its directors and executive officers.

10.2(5)	2000 Stock Plan and form of agreements thereunder.

10.3(4)	2000 Employee Stock Purchase Plan.

10.4(3)	Preferred Stock Rights Agreement dated as of March 27, 2001 between the registrant and American Stock Transfer & Trust Company.

10.5(1)	Amended and Restated License Agreement dated March 21, 2000 between the registrant and Brigham Young University.

10.6(1)	Amended and Restated Exclusive License Agreement dated March 21, 2000 between the registrant and Brigham Young University.

10.7(2)	Subscription Agreement between K/S HIMPP and the registrant dated September 13, 2000.

10.8(2)	Patent License Agreement between K/S HIMPP and the registrant dated September 13, 2000.

10.9(1)	Lease Agreement dated April 28, 1999 between the registrant and 2795 E. Cottonwood Parkway, L.C.

10.10(6)	Amendment to Lease Agreement dated April 28, 1999 between the registrant and 2795 E. Cottonwood Parkway, L.C.

10.11(11)	Employment Agreement dated as of November 1, 2005 between the registrant and Andrew G. Raguskus.

10.12(11)	Employment Agreement dated as of October 27, 2005 between the registrant and Samuel L. Westover

10.13(12)	Letter Agreement dated July 6, 2000 between the registrant and Jerry L. DaBell

10.14 #	Management Bonus Program for 2008.

10.15 (13)	Management Continuity Agreement (Amended May 12, 2006).

10.16 (14)	Settlement Agreement and Release, signed July 25, 2006, between the Company and Stephen L. Wilson.

10.17 (14)	Form of Securities Purchase Agreement (incorporated by reference to the current report on Form 8-K, filed on August 17, 2006).

10.18 (14)	Form of Registration Rights Agreement (incorporated by reference to the current report on Form 8-K, filed on August 17, 2006).

10.19 (14)	Sales Plan Termination and Lock-Up signed September 9, 2006 (incorporated by reference to the current report on Form 8-K, filed September 13, 2006).

10.20 (15)	Sale and Purchase Agreement between the Registrant and Tympany Holding, LLC, dated February 20, 2007.

10.21(16)	Loan and Security Agreement with Silicon Valley Bank (filed on our Form 8-K on April 18, 2007 and incorporated by reference herein).

10.22(17)	Asset Purchase Agreement with American Hearing, LLC and Digi-Tech, LLC (filed on our Form 8-K on June 7, 2007 and incorporated by reference herein).

10.23(18)	Completion of Acquisition with American Hearing, LLC and Digi-Tech, LLC (filed on our Form 8-K on August 10, 2007 and incorporated by reference herein).

10.24(19)	Asset Purchase Agreement with Hearing Associates of Pensacola, P.A. (filed on our Form 8-K on October 11, 2007 and incorporated by reference herein).

10.25(20)	Completion of Acquisition with Hearing Associates of Pensacola, P.A. (filed on our Form 8-K/A on December 19, 2007 and incorporated by reference herein).

Exhibit Number	Exhibit Description

10.26(21)	Settlement with Energy Transportation Group, Inc. (filed on our Form 8-K on October 17, 2007 and incorporated by reference herein).

10.27(9)	Sonic Innovations, Inc. issued a statement to clarify confusion raised by a number of press releases related to an award for a patent infringement action with Energy Transportation Group, Inc. v. Sonic Innovations, Inc. (filed on our Form 8-K on February 13, 2008 and incorporated by reference herein).

10.28(10)	Sonic Innovations, Inc. issued a press release announcing its financial results for the first quarter 2008 and also announced that it has begun to consolidate several of its European operations (filed on our Form 8-K on May 1, 2008 and incorporated by reference herein).

10.29(22)	Chairman of the Board steps down (filed on our Form 8-K on May 13, 2008 and incorporated by reference herein).

10.30(23)	Changes in Registrant’s Certifying Accountant (filed on our Form 8-K on June 3, 2008 and incorporated by reference herein).

10.31(24)	Second amendment to long-term loan with German bank (filed on our Form 8-K on June 17, 2008 and incorporated by reference herein).

10.32(25)	Departure of Directors or Certain Officers (filed on our Form 8-K on June 30, 2008 and incorporated by reference herein).

10.33(26)	Appointment of Certain Officers (filed on our Form 8-K on August 12, 2008 and incorporated by reference herein).

10.34(27)	Patent purchase agreement with Bose Corporation (filed on our Form 8-K on January 29, 2009 and incorporated by reference herein).

21.1	Subsidiaries of the registrant.

23.1	Consent of independent registered public accounting firm PricewaterhouseCoopers.

23.2	Consent of independent registered public accounting firm KPMG.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 (file no. 333-30566), as amended.

(2)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(3)	Incorporated by reference from the registrant’s Registration Statement on Form 8-A filed on April 16, 2001.

(4)	Incorporated by reference from the registrant’s Registration Statement on Form S-8 filed on August 16, 2002.

(5)	Incorporated by reference from the registrant’s Registration Statement on Form S-8 filed on August 30, 2002.

(6)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(7)	Incorporated by reference from the registrant’s Form 8-K Current Report filed on May 29, 2003.

(8)	Incorporated by reference from the registrant’s Form 8-K Current Report filed on December 10, 2004.

(9)	Incorporated by reference from the registrant’s Form 8-K Current Report filed on February 13, 2008.

(10)	Incorporated by reference from the registrant’s Form 8-K Current Report filed on May 1, 2008.

(11)	Incorporated by reference from the registrant’s Form 8-K Current Report filed on November 2, 2005.

(12)	Incorporated by reference from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(13)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(14)	Incorporated by reference from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(15)	Incorporated by reference from the registrant’s Form 8-K Current Report filed February 20, 2007.

(16)	Incorporated by reference from the registrant’s Form 8-K Current Report filed April 18, 2007.

(17)	Incorporated by reference from the registrant’s Form 8-K Current Report filed June 7, 2007.

(18)	Incorporated by reference from the registrant’s Form 8-K Current Report filed August 10, 2007.

(19)	Incorporated by reference from the registrant’s Form 8-K Current Report filed October 11, 2007.

(20)	Incorporated by reference from the registrant’s Form 8-K/A Current Report filed December 19, 2007.

(21)	Incorporated by reference from the registrant’s Form 8-K Current Report filed October 17, 2007.

(22)	Incorporated by reference from the registrant’s Form 8-K Current Report filed May 13, 2008.

(23)	Incorporated by reference from the registrant’s Form 8-K Current Report filed June 3, 2008.

(24)	Incorporated by reference from the registrant’s Form 8-K Current Report filed June 17, 2008.

(25)	Incorporated by reference from the registrant’s Form 8-K Current Report filed June 30, 2008.

(26)	Incorporated by reference from the registrant’s Form 8-K Current Report filed August 12, 2008.

(27)	Incorporated by reference from the registrant’s Form 8-K Current Report filed January 29, 2008.

#	Designates a management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b)	EXHIBITS

See Item 15(a) 3.

(c)	FINANCIAL STATEMENT SCHEDULE

See Item 15(a) 2.

Sonic Innovations, Inc.

Schedule II—Valuation and Qualifying Accounts

The following schedule depicts all valuation and qualifying accounts:

	Year	Beginning balance	Additions	Deductions	Ending balance
Allowance for sales returns	2008	$2,389	$10,723	$11,118	$1,994
	2007	3,463	13,884	14,958	2,389
	2006	3,393	13,712	13,642	3,463
Allowance for doubtful accounts	2008	1,740	690	933	1,497
	2007	1,211	989	460	1,740
	2006	1,561	407	757	1,211
Accrued restructuring	2008	—	4,730	3,882	848
	2007	184	—	184	—
	2006	1,744	—	1,560	184
Accrued warranty	2008	5,249	3,506	5,028	3,727
	2007	6,063	4,786	5,600	5,249
	2006	4,871	5,289	4,097	6,063
Inventory reserves (1)	2008	1,201	1,655	1,513	1,343
	2007	1,201	1,198	1,198	1,201
	2006	1,222	908	929	1,201
Deferred income tax asset valuation allowance	2008	17,045	5,394	1,911	20,528
	2007	16,639	977	571	17,045
	2006	15,259	1,917	537	16,639

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Sonic Innovations, Inc.:

Under date of March 17, 2008 except as to Note 2 – subsection “reclassifications”, and Note 5 which are dated March 16, 2009, we reported on the consolidated balance sheet of Sonic Innovations, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2007, which are included in the Sonic Innovations, Inc. Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Salt Lake City, Utah

March 17, 2008, except as to Note 2 - subsection “Reclassifications” and Note 5 which are dated March 16, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2009	SONIC INNOVATIONS, INC.

	By:	/s/ SAMUEL L. WESTOVER
Samuel L. Westover
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MICHAEL M. HALLORAN
Michael M. Halloran
Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ SCOTT O. LINDEMAN
Scott O. Lindeman
Vice President and Corporate Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers on behalf of the registrant on March 13, 2009.

By:	/s/ SAMUEL L. WESTOVER
Samuel L. Westover
Chairman and Chief Executive Officer and Director

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
Lawrence C. Ward, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Sonic Innovations, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Sonic Innovations, Inc. and its subsidiaries at December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the 2008 information in the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, the 2008 information in the financial statement schedule, and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, the 2008 information in the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, UT

March 9, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sonic Innovations, Inc.:

We have audited the accompanying consolidated balance sheet of Sonic Innovations, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Innovations, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 13 to the consolidated financial statements, effective January 1, 2007, Sonic Innovations, Inc. adopted Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes.

KPMG LLP

Salt Lake City, Utah

March 17, 2008, except as to Note 2 - subsection “Reclassifications” and Note 5 which are dated March 16, 2009.

SONIC INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$13,129	$15,214
Restricted cash and cash equivalents	284	5,470
Accounts receivable, net	17,524	21,996
Inventories	10,129	13,451
Prepaid expenses and other	4,114	3,336

Total current assets	45,180	59,467
Property and equipment, net	6,869	8,267
Definite-lived intangible assets, net	8,504	7,700
Indefinite-lived intangible assets	7,242	9,188
Goodwill	35,564	35,949
Other assets	3,587	3,130

Total assets	$106,946	$123,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term loans	$4,673	$5,227
Payable for earn-out on acquisitions	417	417
Accounts payable	7,562	10,384
Accrued payroll and related expenses	4,488	4,428
Accrued restructuring	848	—
Accrued warranty	3,727	5,249
Deferred revenue	4,158	4,956
Other accrued liabilities	4,411	5,420

Total current liabilities	30,284	36,081
Long-term loans, net of current portion	2,182	5,593
Deferred revenue, net of current portion	5,460	5,146
Other liabilities	1,109	648

Total liabilities	39,035	47,468

Commitments and contingencies (Notes 2 and 12)
Shareholders’ equity:
Preferred stock, 5,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.001 par value; 70,000 shares authorized; 28,518 and 27,767 shares issued and outstanding, respectively	29	28
Additional paid-in capital	143,965	139,853
Accumulated deficit	(78,892)	(71,268)
Accumulated other comprehensive income	6,582	11,393
Treasury stock; 974 shares at cost	(3,773)	(3,773)

Total shareholders’ equity	67,911	76,233

Total liabilities and shareholders’ equity	$106,946	$123,701

See accompanying notes to consolidated financial statements.

SONIC INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2008	2007	2006
Net sales	$124,878	$119,062	$101,119
Cost of sales	46,004	43,676	42,596

Gross profit	78,874	75,386	58,523
Selling, general and administrative expense	70,515	64,932	50,473
Research and development expense	8,266	8,547	7,759
Goodwill impairment charge	2,111	—	—
Restructuring charges	2,052	—	—

Operating income (loss)	(4,070)	1,907	291
Interest expense	(755)	(548)	(344)
Other income, net	1,167	1,428	1,334

Income (loss) before income taxes	(3,658)	2,787	1,281
Provision for income taxes	62	977	577

Income (loss) from continuing operations	(3,720)	1,810	704
Loss from discontinued operations, net of income taxes	(3,904)	(1,093)	(2,284)

Net income (loss)	$(7,624)	$717	$(1,580)

Basic earnings (loss) per common share:
Continuing operations	$(0.14)	$0.07	$0.03
Discontinued operations	(0.14)	(0.04)	(0.10)

Net income (loss)	$(0.28)	$0.03	$(0.07)

Diluted earnings (loss) per common share:
Continuing operations	$(0.14)	$0.07	$0.03
Discontinued operations	(0.14)	(0.04)	(0.10)

Net income (loss)	$(0.28)	$0.03	$(0.07)

Weighted average number of common shares outstanding:
Basic	27,305	26,518	23,408
Diluted	27,305	27,570	23,932

See accompanying notes to consolidated financial statements.

SONIC INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’

EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid-in	Deferred Stock-based	Accumulated	Accumulated Other Comprehensive	Treasury	Total Shareholders’
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Stock	Equity
Balance, December 31, 2005	22,464	$22	$120,578	$(1,270)	$(70,405)	$4,619	$(3,773)	$49,771
Comprehensive income:
Net loss	—	—	—	—	(1,580)	—	—	(1,580)
Foreign currency translation	—	—	—	—	—	2,552	—	2,552

Comprehensive income								972
Common stock private placement transaction, net of expenses of $918	3,200	3	11,079	—	—	—	—	11,082
Stock issuance for acquisition earn-out	224	1	974	—	—	—	—	975
Exercise of stock options and release of restricted stock awards, net of withholding taxes on share-based awards	797	1	2,209	—	—	—	—	2,210
Change in accounting – adoption of SFAS 123R	—	—	(1,270)	1,270	—	—	—	—
Stock-based compensation	—	—	894	—	—	—	—	894

Balance, December 31, 2006	26,685	27	134,464	—	(71,985)	7,171	(3,773)	65,904
Comprehensive income:
Net Income	—	—	—	—	717	—	—	717
Foreign currency translation	—	—	—	—	—	4,222	—	4,222

Comprehensive income	—	—	—	—	—	—	—	4,939
Stock issuance in connection with an acquisition	61	—	610	—	—	—	—	610
Stock issuance for acquisition earn-out	5	—	48	—	—	—	—	48
Exercise of stock options and release of restricted stock awards, net of withholding taxes on share-based awards	1,016	1	3,295	—	—	—	—	3,296
Stock-based compensation	—	—	1,436	—	—	—	—	1,436

Balance, December 31, 2007	27,767	28	139,853	—	(71,268)	11,393	(3,773)	76,233
Comprehensive loss:
Net loss	—	—	—	—	(7,624)	—	—	(7,624)
Foreign currency translation	—	—	—	—	—	(4,811)	—	(4,811)

Comprehensive loss	—	—	—	—	—	—	—	(12,435)
Stock issuances in connection with acquisitions	649	1	2,419	—	—	—	—	2,420
Exercise of stock options and release of restricted stock awards, net of withholding taxes on share-based awards	102	—	(212)	—	—	—	—	(212)
Stock-based compensation	—	—	1,905	—	—	—	—	1,905

Balance, December 31, 2008	28,518	$29	$143,965	$—	$(78,892)	$6,582	$(3,773)	$67,911

See accompanying notes to consolidated financial statements.

SONIC INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(7,624)	$717	$(1,580)
Loss from discontinued operations, net of tax	3,904	1,093	2,284
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,823	4,256	3,776
Stock-based compensation	1,867	1,436	894
Foreign currency gains, net	(10)	(281)	(189)
Deferred income taxes and reversal of deferred income tax valuation allowance	(1,268)	(22)	24
Amortization of interest on long-term debt	322	266	13
Non-cash restructuring charge	262	—	—
Goodwill impairment	2,111
Loss on disposal of long-lived assets	132	—	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	3,294	(1,829)	(3,555)
Inventories	2,379	(2,050)	(392)
Other assets	(24)	294	(56)
Withholding taxes remitted on share-based awards	(218)	(414)	(182)
Accrued restructuring	757	—	—
Accounts payable, accrued expenses and deferred revenue	(2,799)	(1,513)	4,635

Net cash provided by operating activities from continuing operations	7,908	1,953	5,672
Net cash used in discontinued operations	(1,227)	(574)	(1,852)

Net cash provided by operating activities	6,681	1,379	3,820
Cash flows from investing activities:
Acquisitions of businesses and contingent consideration, net of cash acquired	(4,779)	(7,342)	(932)
Purchase of property and equipment	(3,057)	(2,505)	(3,000)
Payment for technology license	(250)	—	—
Customer advances, net	(804)	(741)	(1,854)
Purchase of marketable securities	—	—	(9,838)
Proceeds from sale of marketable securities	—	6,989	2,849

Net cash used in investing activities from continuing operations	(8,890)	(3,599)	(12,775)
Net cash provided by (used in) discontinued operations in investing activities	717	1,048	(267)

Net cash used in investing activities	(8,173)	(2,551)	(13,042)
Cash flows from financing activities:
Proceeds from exercise of stock options	6	3,710	2,392
Proceeds from maturity of restricted cash, cash equivalents and marketable securities	5,124	1,318	1,611
Proceeds from the sale of common stock through a private placement, net of fees of $918	—	—	11,082
Principal payments on long-term loans	(5,319)	(1,818)	(1,253)

Net cash provided by (used in) financing activities	(189)	3,210	13,832
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(347)	478	76
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	(57)	8	150

Net increase (decrease) in cash and cash equivalents	(2,085)	2,524	4,836
Cash and cash equivalents, beginning of the year	15,214	12,690	7,865
Cash reclassified to assets held for sale	—	—	(11)

Cash and cash equivalents, end of the year	$13,129	$15,214	$12,690

Supplemental cash flow information:
Cash paid during the year for interest expense	$361	$291	$296
Cash paid (refunded) during the year for income taxes	2,061	(162)	40
Supplemental disclosure of acquisition related activity:
Fair value of assets acquired	$8,470	$14,109	$2,127
Liabilities assumed	(229)	(573)	(409)

Purchase consideration	8,241	13,536	1,718
Additional purchase consideration due to achievement of milestones	—	—	975
Common stock, notes payable and accrued consideration, net	(3,462)	(5,986)	(1,761)
Cash acquired in acquisitions	—	(208)	—

Acquisitions of businesses and contingent consideration, net of cash acquired	$4,779	$7,342	$932

See accompanying notes to consolidated financial statements.

SONIC INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

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

On September 1, 2008, the Company sold one European operation and closed a second European operation. As of December 31, 2008, there are no material balances related to these operations remaining in the Consolidated Balance Sheet. On February 20, 2007, Tympany, Inc. (“Tympany” or the “Auditory Testing equipment division”) was sold to a group of private investors. These three operations have been classified as discontinued operations in the Consolidated Statements of Operations and Cash Flows for the years ended December 31, 2008, 2007 and 2006, as applicable.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Sonic Innovations, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates affecting the financial statements are those related to allowance for doubtful accounts, sales returns, inventory obsolescence, goodwill, long-lived asset impairment, warranty accruals, legal contingency accruals and deferred income tax asset valuation allowances. Actual results could differ from those estimates.

Revenue Recognition. Sales of hearing aids are recognized when (i) products are shipped, except for retail hearing aid sales, which are recognized upon acceptance by the consumer, (ii) persuasive evidence of an arrangement exists, (iii) title and risk of loss has transferred, (iv) the price is fixed and determinable, (v) contractual obligations have been satisfied, and (vi) collectibility is reasonably assured. Revenues related to sales of separately priced extended service contracts are deferred and recognized on a straight-line basis over the contractual periods. Deferred revenue also includes cash received prior to revenue recognition criteria being met (for example, customer acceptance). Net sales consist of product sales less provisions for sales returns and rebates, which are made at the time of sale. The Company generally has a 60 day return policy for wholesale and 30 days for retail hearing aid sales, and allowances for sales returns are reflected as a reduction of sales and accounts receivable. If actual sales returns differ from the Company’s estimates, revisions to the allowance for sales returns will be required. Allowances for sales returns were as follows:

	2008	2007	2006
Balance, beginning of year	$2,389	$3,463	$3,393
Provisions	10,723	13,884	13,712
Returns processed	(11,118)	(14,958)	(13,642)

Balance, end of year	$1,994	$2,389	$3,463

The Company performs ongoing credit evaluations of its customers and provides for doubtful accounts. As of December 31, 2008 and 2007, allowances for doubtful accounts were $1,497 and $1,740, respectively. For 2008, 2007 and 2006 the Australian Government’s Office of Hearing Services, a division of the Department of Health and Aging, accounted for approximately 12% of the Company’s total net sales. No other customer accounted for 10% or more of consolidated sales. No single customer comprised more than 10% of accounts receivable as of December 31, 2008 and 2007.

Distributor Sales. The aforementioned revenue recognition discussion also applies to distributor sales. Distributor sales generally contain payment terms ranging from 30 to 90 days, provide a six month warranty, and assess a restocking fee of 25 percent of purchase price for returned units. The Company does not grant price protection or concession rights to distributors.

Taxes Collected from Customers and Remitted to Governmental Authorities. The Company recognizes taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on a net basis (excluded from net sales).

Warranty Costs. The Company provides for the cost of remaking and repairing products under warranty at the time of sale, typically for periods of six months to three years depending upon customer, product and geography. These costs are included in cost of sales. When evaluating the adequacy of the warranty reserve, the Company analyzes the amount of historical and expected warranty costs by geography, by product family, by model and by warranty period as appropriate. If actual product failure rates or repair and remake costs differ from the Company’s estimates, revisions to the warranty accrual will be required.

Accrued warranty costs were as follows:

	2008	2007	2006
Balance, beginning of year	$5,249	$6,063	$4,871
Provisions	3,506	4,786	5,289
Costs incurred	(5,028)	(5,600)	(4,097)

Balance, end of year	$3,727	$5,249	$6,063

Cash Equivalents. The Company considers all short-term investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2008 and 2007, cash equivalents consisted of money market funds totaling $8,001 and $11,357, respectively. The Company has pledged $284 in 2008 as a security deposit for banking arrangements and $5,470 in 2007 of cash and cash equivalents, primarily as security for a long-term loan (see Note 8).

Inventories. Inventories are stated at the lower of cost or market using the first-in, first-out method. The Company includes material, labor and manufacturing overhead in the cost of inventories. Provision is made (i) to reduce excess and obsolete inventories to their estimated net realizable values and (ii) for estimated product (inventory) returns in those countries that sell on a retail basis and recognize a sale only upon acceptance by the consumer. Once the value is adjusted, the original cost less the inventory write-down represents the new cost basis. Amounts are written off and the associated reserve is reversed when the related inventory has been scrapped or sold. The net realizable value of inventories as of December 31 consisted of the following:

	2008	2007
Raw materials and components	$4,445	$5,456
Work in progress	218	129
Finished goods	5,466	7,866

Total	$10,129	$13,451

As of December 31, 2008 and 2007, inventory reserves were $1,343 and $1,201, respectively.

Purchase Commitments and Supplier Concentrations. The Company reviews its firm purchase commitments at each reporting date to determine if commitments are at prices in excess of net realizable value. To the extent such commitments exceed net realizable value, the Company’s policy is to recognize a loss in the period in which impairment in value becomes evident. There were no such losses recognized in 2008, 2007 and 2006.

A number of critical components used in the Company’s products are currently available from only a single or limited number of suppliers. As of December 31, 2008, the Company’s three proprietary DSP chips are each manufactured by a separate supplier. The Company’s relationship with these suppliers is critical to its business because proprietary DSP chips are integral to its products and only a small number of suppliers would be able or willing to produce the Company’s chips in the relatively small quantities and with the exacting specifications that the Company requires. Additionally, the receivers and microphones used in all the Company’s products are available from only two suppliers. Therefore, should these manufacturers be unable to provide such components, the Company’s ability to produce its products would be materially impaired. The Company also relies on a limited number of contractors for certain development projects and assembly operations.

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

Impairment of Long-lived Assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, long-lived assets such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset group. The Company recorded a $352 charge to write-off a trade name used in a European country based on a decision in 2008 to cease using the trade name.

Goodwill and Other Intangible Assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142, “Goodwill and Other Intangible Assets.” Definite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment at year end, or more frequently if impairment indicators are present. Such indicators of impairment include, but are not limited to, changes in business climate, and operating or cash flow losses related to such assets. The assessment of goodwill impairment was conducted by determining and comparing the fair value of the reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of that date, which is the first of two steps. The fair value was determined primarily using an income approach. Under the income approach, the fair value of the asset is based on the value of the estimated cash flows that the asset can be expected to generate in the future. These estimated cash flows were discounted at a rate of 14.5 percent to arrive at the fair values. During the course of testing, the Company noted one reporting unit with a fair value that was $2,600 or 13 percent in excess of the carrying amount. Deterioration in estimated future cash flows in this reporting unit could result in a goodwill impairment. The goodwill carrying value at December 31, 2008 of this reporting unit was $13,922.

If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. In 2008, the Company recorded an impairment of $2,111 from continuing operations based on tests performed, which represented a full impairment of a particular reporting unit’s goodwill. The impairment resulted from declining sales and lower expected future profitability. In addition, the Company also expensed $690 of goodwill based on a decision to cease operations in one country and expensed $1,574 of goodwill in connection with the sale of another European entity, both of which relate to discontinued operations. There was no impairment of goodwill or indefinite-lived intangible assets from continuing operations in 2007 and 2006. In 2006, the Company recognized $635 of an additional impairment pertaining to earn-outs for Tympany, a discontinued operation (see Note 5).

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

Patents. In 2008, 2007 and 2006, the Company expensed direct costs associated with obtaining and filing patents of $135, $98, and $113, respectively.

Advertising. Advertising costs are expensed as incurred and were $7,648, $7,431, and $5,116 in 2008, 2007 and 2006, respectively.

        Derivative Instruments. The Company may enter into readily marketable forward contracts with financial institutions to minimize the short-term impact of foreign currency fluctuations on certain intercompany balances. The Company does not enter into these contracts for trading or speculation purposes. Gains and losses on the contracts are included in the results of operations and offset foreign exchange gains or losses recognized on the revaluation of certain intercompany balances. The Company’s foreign exchange forward contracts generally mature in three months or less from the contract date. The Company held forward contract hedges on €4,300 ($6,061) and Australian $1,700 ($1,173) at December 31, 2008. The Company recognized an unrealized gain of $75 at December 31, 2008. The unrecognized gain is recorded in Other income, net in the Consolidated Statements of Operations, and in Prepaid expenses and other in the Consolidated Balance Sheets. The contracts will expire in the first quarter of 2009. Effective in the second quarter 2008, the Company entered into an interest rate swap agreement. The contract effectively fixes the interest rate of the long term debt associated with the German acquisition at 9.59%.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have an impact on the total liabilities or shareholders’ equity of the Company.

Earnings (Loss) Per Common Share. Basic income (loss) per common share is calculated based upon the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per common share is calculated based upon the weighted average number of shares of common stock outstanding, plus the dilutive effect of common stock equivalents calculated using the treasury stock method. Dilutive common stock equivalents for December 31, 2007 and 2006 consisted of 1,041 and 486 shares pertaining to stock options and restricted stock awards and 11 and 38 shares related to an accrued earn-out in connection with Tympany, respectively. In 2008, dilutive shares were considered antidilutive based on the Company’s loss from continuing operations and net loss. Antidilutive weighted common stock equivalents, consisting of stock options and restricted stock, of 4,529, 460 and 1,745 in 2008, 2007 and 2006, respectively, were excluded from diluted earnings per share calculations.

Fair Value Measurements. Effective January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements”. In February 2008, the FASB issued Staff Position SFAS 157-2, “Effective Date of FASB Statement 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The Company’s money market funds totaling $8,001 and hedging instruments on intercompany balances totaling $75 as of December 31, 2008 are recorded at fair value using Level 1 observable inputs.

SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” became effective January 1, 2008, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option as permitted under this Statement.

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

Employee Stock Option Plans. The Company has stock-based compensation plans for employees and directors, which are described more fully in Note 14. Effective January 1, 2006, the Company adopted the provisions of the SFAS 123R, “Share-Based Payment.”

Recent Accounting Pronouncements. In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” effective for fiscal years beginning after December 15, 2008. This standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The Company is in the process of determining the impact, if any, that the adoption of SFAS 141(R) will have on its financial statements.

Also in December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” effective for fiscal years beginning after December 15, 2008. This standard requires all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. The adoption of SFAS 160 effective January 1, 2009 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”, which is effective for fiscal years beginning after November 15, 2008. SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and requires enhanced disclosures about a company’s derivative and hedging activities. The adoption of this standard is not expected to have material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued Staff Position, or (“FSP”), FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP FAS 142-3. FSP FAS 142-3 removes the requirement of SFAS 142, “Goodwill and Other Intangible Assets” for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP FAS 142-3 effective January 1, 2009 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FASB Interpretation (“FIN”) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FAS 133 and FIN 45; and Clarification of the Effective Date of FAS 161.” This FSP became effective for the Company during the fourth quarter of 2008. The Company held forward contract hedges on €4,300 ($6,061) and Australian $1,700 ($1,173) at December 31, 2008. The Company recognized an unrealized gain of $75 at year end. The unrecognized gain is recorded in Other income, net in the Consolidated Statements of Operations, and in Prepaid expenses and other in the Consolidated Balance Sheets. The contracts will expire in the first quarter of 2009. Effective in the second quarter 2008, the Company entered into an interest rate swap agreement. The contract effectively fixes the interest rate of the long term debt associated with the German acquisition at 9.59%.

Reclassifications. It is the Company’s policy to reclassify prior year financial statement and footnote amounts to conform to current year presentation. In 2008, we discontinued operations that have been detailed in Note 5; in addition, Tympany has been classified as a discontinued operation in the consolidated statements of operations for the years ended December 31, 2007 and 2006. Tympany was sold on February 20, 2007.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment as of December 31 consisted of the following:

	Useful Lives	2008	2007
Machinery and equipment	3-10 years	$10,919	$13,227
Computer equipment and software	1-10 years	7,255	7,237
Furniture and fixtures	5-10 years	8,431	8,479
Leasehold improvements	2-5 years	905	1,273

		27,510	30,216
Less accumulated depreciation and amortization		(20,641)	(21,949)

Total		$6,869	$8,267

NOTE 4. ACQUISITIONS

The Company acquired nine retail audiology practices in 2008 and six practices in 2007. These acquisitions are an expansion of the Company’s distribution activities. The operations of these acquisitions are included in the Company’s consolidated results effective with their closing dates. Purchase consideration is summarized as follows:

	2008	2007
Cash	$4,741	$7,233
Notes payable, net of imputed interest of $93 and $497, respectively	1,042	5,376
Issued common stock at market value	2,420	610
Closing costs	38	317

Total costs	$8,241	$13,536

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

The following table sets forth the allocation of the aggregate purchase price of the acquired businesses:

	Year ended December 31,
	2008	2007
Current assets	$262	$573
Property and equipment and other assets	126	225
Customer databases	2,092	4,661
Non-compete agreements	559	988
Trademarks	25	65
Goodwill	5,406	7,597
Current liabilities	(89)	(312)
Deferred revenue	(140)	(247)
Other liabilities	—	(14)

Total	$8,241	$13,536

NOTE 5. DISCONTINUED OPERATIONS

In the second quarter of 2008, a decision was made to restructure and divest certain operations. During the second, third, and fourth quarters of 2008, the Company implemented these restructuring actions, primarily in Europe, by consolidating operations, reducing headcount, closing facilities, selling off assets and impairing certain intangible assets. On September 1, 2008, the Company sold one European operation unit for $706 in cash and closed a second operation. As of December 31, 2008, there are no balances related to these operations remaining in the Consolidated Balance Sheet. On February 20, 2007, Tympany was sold to a group of private investors. These three operations have been classified as discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006.

The following amounts related to discontinued operations (the Company’s two European divisions and Tympany) have been segregated from continuing operations:

	Years ended December 31,
	2008	2007	2006
Net sales	$1,266	$3,743	$7,856

Loss from discontinued operations, net of taxes	$(1,141)	$(1,208)	$(2,284)
Restructuring charge, net of taxes	(2,678)	—	—
Gain (loss) on sale of discontinued operations, net of taxes	(85)	115	—

Loss from discontinued operations, net of taxes	$(3,904)	$(1,093)	$(2,284)

In December 2004, the Company acquired 100% of the stock of Tympany. Contingent consideration in a combination of cash (60%) and the Company’s common stock (40%) was to be paid based on a percentage of net revenue from the date of acquisition through December 31, 2007. In 2006, the Company and the former owners of Tympany agreed to the amount of contingent consideration for the periods through June 2006 whereby the Company paid $1,461 and issued 224 shares of common stock with a value of $975. The contingent consideration payable for the six months ended December 31, 2006 and the six months ended December 31, 2007 is currently in dispute with the former owners of Tympany as a result of a claim filed against the former owners for sales taxes not paid or accrued during their ownership. As of December 31, 2008, the Company has $337 accrued related to the earn-out obligation for the six months ended December 31, 2006 pending the outcome of this dispute.

On February 20, 2007, the Company sold all issued and outstanding stock of Tympany to Tympany Holding, L.L.C for $2,000, consisting of $600 in cash and $1,400 in short-term, non-interest bearing notes receivable, of which $467 remains outstanding as of December 31, 2008. The Company recorded a gain of $115 as a result of the sale. As part of the sale agreement, the Company retained its obligations under the contingent consideration provisions; however, the agreement also included a provision that Tympany Holding, L.L.C. would reimburse the Company for contingent consideration payable to the former shareholders of Tympany for the period from the date of sale through December 31, 2007. The Company recorded contingent consideration payable of $65 for the period from January 1, 2007 through the sale date of February 20, 2007 and $134 for the period from the sale date through December 31, 2007. With respect to these amounts, $80 remains both a payable to the former shareholders and a receivable from Tympany Holding L.L.C. as of December 31, 2008. Therefore, as of December 31, 2008, the Company has $417 accrued pertaining to earn-out payments, $337 relating to the six months ended December 31, 2006 and $80 relating to six months ended December 31, 2007.

During the year ended December 31, 2006 and for the Company’s period of ownership in 2007, the Company recorded contingent consideration of $925 and $65, respectively. With the exception of the fourth quarter 2006 earn-out of $290 and the first quarter 2007 earn-out of $65, the Company has impaired and expensed the contingent consideration. The cash flows related to the February 20, 2007 sale of Tympany created a situation where the expected future Tympany cash flows were able to support additional valuation.

NOTE 6. INTANGIBLE ASSETS

Definite-lived intangible assets as of December 31 consisted of the following:

		2008		2007
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchased technology and licenses	3-13 years	$1,976	$1,214	$1,923	$1,293
Brand and trade names	1-10 years	1,948	1,368	3,136	1,815
Customer databases	2-10 years	7,445	1,527	5,564	817
Non-compete agreements	1-5 years	2,171	927	1,646	644
Distribution agreements	2-5 years	—	—	351	351
Software and other intangibles	1-5 years	—	—	264	264

Total		$13,540	$5,036	$12,884	$5,184

Amortization of definite-lived intangible assets is calculated using the straight-line method over the estimated useful lives of the assets and totaled $1,711, $1,164, and $595 in 2008, 2007, and 2006, respectively from continuing operations. Estimated annual amortization expense for the years 2009 through 2013 and thereafter is as follows: 2009–$1,813; 2010–$1,717; 2011–$1,460; 2012–$1,334; and 2013 and thereafter–$2,180.

Goodwill and indefinite-lived intangible assets (arrangement with the Australian government to supply hearing aids) in 2008 and 2007 were as follows:

	2008				2007
	North America	Europe	Rest-of-World	Total	North America	Europe	Rest-of-World	Total
Balance, beginning of year	$11,186	$24,763	$9,188	$45,137	$3,169	$22,295	$8,271	33,735
Goodwill related to acquisitions	5,406	—	—	5,406	7,597	—	—	7,597
Goodwill impairment	(2,111)	(1,809)	—	(3,920)	—	—	—	—
Goodwill included in loss on disposal	—	(455)	—	(455)	—	—	—	—
Effect of exchange rate changes	(559)	(857)	(1,946)	(3,362)	420	2,468	917	3,805

Balance, end of year	$13,922	$21,642	$7,242	$42,806	$11,186	$24,763	$9,188	$45,137

During the second, third, and fourth quarters of 2008, the Company implemented restructuring actions, primarily in Europe, by consolidating operations, reducing headcount, closing facilities, selling of assets and impairing certain intangible assets, including goodwill and a trade name which resulted in a goodwill write-off of $2,264 and trade name write-off of $352, all of which related to discontinued operations. During the fourth quarter 2008, the Company recorded a goodwill impairment of $2,111 related to a reporting unit, largely based on declining sales and lower expected future profitability. For a further discussion on these restructuring actions see Notes 5 and 9.

Impairment tests involved the use of both estimates of market value of the Company’s reporting units as well as discounted cash flow analysis based on market rates.

NOTE 7. OTHER ASSETS

Other assets as of December 31 consisted of the following:

	2008	2007
Customer advances – long term	$3,111	$2,767
Other	476	363

Total	$3,587	$3,130

Customer advances totaled $3,960 and $3,434, including short term balances of $849 and $667 as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the Company has recorded customer advances on non-accrual status totaling $154 and $402, respectively, due to the fact that payments were greater than 90 days past due. Additionally, the Company has recorded $22 and $69 as an allowance for loan losses as of December 31, 2008 and 2007.

NOTE 8. LONG-TERM DEBT

The Company obtained a loan from a German bank in 2003 to fund the acquisition of its German business. On June 13, 2008, Sonic Innovations GmbH, a German-subsidiary of Sonic Innovations, Inc., entered into a Second Amendment to the long-term loan with a German bank. The Second Amendment released the requirement of a stand-by letter of credit which was supported by restricted cash at a U.S. bank of $5,194 at December 31, 2007. The restricted cash was released during the second quarter of 2008. Additionally, the Second Amendment states that all current loan utilization will bear interest at a rate of the EURIBOR rate plus 4.0%. As of December 31, 2008, the balance of the loan was €2,250 ($3,171). The loan payments are €250 ($352 as of December 31, 2008) per quarter. The effective interest rate on this loan for the years ended December 31, 2008 and 2007 were 8.54% and 5.66%, respectively.

In June 2008, the Company entered into an interest rate swap agreement with an initial notional amount of €2,500 to be reduced €250 per quarter through January 2011. Under this agreement the Company receives a floating rate based on EURIBOR interest rate, and pays a fixed rate of 9.59% on the notional amount of €2,500 effectively fixing the interest rate on the Company’s German loan, which related liability is included as a component of Other accrued liabilities on the Consolidated Balance Sheets.

Acquisition loans relate to the purchase of retail audiology practices acquired under the Company’s retail expansion initiative. Generally, these notes are secured by the acquired assets, subordinated to the revolving credit facility, and are due in annual installments from the acquisition date. During the year ended December 31, 2008, the Company issued notes payable of $1,042, which is net of imputed interest of $93, relating to the acquisition of retail audiology practices.

As of December 31, 2008, the current portion of long-term debt was $4,673 and the long-term portion was $2,182. Future payments on long-term debt consisted of the following as of December 31, 2008:

			Future Payments
	Interest Rate	Total	2009	2010	2011	2012
Foreign loan	9.59%	$3,171	$1,408	$1,410	$353	$—
Acquisition loans & other	0.0-7.8%	3,808	3,365	367	48	28

Total		6,979	4,773	1,777	401	28
Less imputed interest		(124)	(100)	(16)	(4)	(4)

Total carrying amount		$6,855	$4,673	$1,761	$397	$24

In April 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, providing for a revolving credit facility, under which borrowings of up to $6,000 are available wherein the Company intends to use amounts available under the credit facility for acquisitions, working capital and general corporate purposes. The credit facility is secured by substantially all tangible U.S. assets. The credit facility was amended in May 2008 to extend the term for one year to April 12, 2010, modify the adjusted quick ratio, and consent to a guaranty by the Company of the loan from a German bank. Availability of borrowings is subject to a borrowing base of eligible accounts receivable and inventory. Borrowings under the credit facility are subject to interest at the domestic prime rate or at a Euro dollar-based rate (“LIBOR”) plus 2.75% if the adjusted quick ratio is greater than or equal to 0.75 or the domestic prime rate plus 0.25% or the LIBOR rate plus 3.0% if the adjusted quick ratio is less than 0.75. There is an annual fee of 0.375% on the average unused portion of the credit facility. There were no borrowings on the credit facility in 2008 and 2007. While recent turmoil in the global financial markets has limited access to capital for many companies, we are not aware of any issues currently impacting our lender’s ability to honor their commitment to lend under the revolving credit facility. It is unclear the extent to which the credit crisis will persist and what overall impact it may have on the Company.

NOTE 9. RESTRUCTURING CHARGES

During the year ended December 31, 2008, the Company took actions to improve the profitability of its operations, primarily in North America and Europe, by reducing the total number of employees, restructuring certain operations, eliminating excess facilities, and impairing certain intangible assets, including goodwill and a trade name. The goodwill impairments resulted from the decision to cease operations in one European country and write-off the associated goodwill of $690; and the decision to sell operations in another European country where the pending sales offer did not support the goodwill balance and the Company recorded an estimated impairment loss of $1,119. The sale agreement was finalized and the transaction closed during the third quarter 2008, resulting in a loss on sale of $85, which included a goodwill writeoff of $455. The Company also recorded a $352 charge to expense a trade name in one of the affected European countries based on a decision in the second quarter 2008 to cease using the trade name.

The operations subject to these intangible write-offs have been classified as discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006.

In 2005, the Company took actions to improve its profitability, including reducing layers of management, restructuring certain operations and eliminating excess facilities, and incurred charges of $2,828. During 2007, the Company completed its 2005 restructuring actions.

Restructuring activity for the three years ended December 31, 2008 consisted of the following:

	Employee Related	Excess Facilities	Impairment and Other	Total
Balance, December 31, 2005	$1,452	$292	$—	$1,744
Payments	(1,380)	(180)	—	(1,560)

Balance, December 31, 2006	72	112	—	184
Payments	(72)	(112)	—	(184)

Balance, December 31, 2007	—	—	—	—
Restructuring charges	1,593	371	2,766	4,730
Payments	(1,153)	(88)	(2,641)	(3,882)

Balance, December 31, 2008	$440	$283	$125	$848

Restructuring actions for the year ended December 31, 2008 consisted of the following:

	Personnel	Facilities	Impairment and other	Total	Cash	Non-cash	Total
Continuing operations	$1,409	$271	$372	$2,052	$1,790	$262	$2,052
Discontinued operations	184	100	2,394	2,678	464	2,214	2,678

Total	$1,593	$371	$2,766	$4,730	$2,254	$2,476	$4,730

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

Preferred Stock. The Company’s certificate of incorporation authorizes the issuance of 5,000 shares of preferred stock with terms and preferences designated therein. As of December 31, 2008 and 2007, no preferred shares were outstanding.

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

NOTE 11. OTHER INCOME

Other income as of December 31 consisted of the following:

	2008	2007	2006
Interest income	$606	$1,026	$885
Foreign currency exchange gain (loss)	(111)	378	412
Other	672	24	37

Total	$1,167	$1,428	$1,334

Other income (loss) from discontinued operations was $1, ($27) and $23, respectively. In 2008, other is comprised primarily of a gain on a patent sale to Bose Corporation.

NOTE 12. COMMITMENTS AND CONTINGENCIES

	For the years ending December 31,
	Total	2009	2010 – 2011	2012 – 2013	After 2013
Long-term debt including interest	$7,157	$4,983	$2,174	$—	$—
Operating leases	7,238	3,085	2,992	893	268
Payable to former owners of Tympany	417	417	—	—	—
Purchase commitments	4,100	4,100	—	—	—
Minimum royalty payments	360	60	120	120	60

Total	$19,272	$12,645	$5,286	$1,013	$328

In connection with the Company’s retail acquisitions, the Company generally issues non-interest bearing promissory notes that provide for additional payments on the first and second anniversary dates following the closing date. In 2008, the Company issued $1,135 in non-interest bearing promissory notes relating to retail acquisitions with $816 due in 2009 and $319 due in 2010.

Operating Leases. The Company leases various equipment and office space under noncancelable operating leases that expire at various dates through 2013. Rental expense from continuing operations was $4,968, $3,754, and $3,138 in 2008, 2007 and 2006, respectively. Rental expense from discontinued operations was $249, $298, and $326 in 2008, 2007 and 2006. Sublease revenue of $28, $26 and $3 in 2008, 2007 and 2006, respectively, was netted against rental expense.

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

The Company also has a license agreement with BYU to utilize certain noise-suppression technologies owned by BYU. The agreement remains in effect indefinitely, unless terminated by BYU in the event of circumstances outlined in the agreement. Under the terms of this agreement, the Company is required to make royalty payments to BYU in the amount of 0.5% of the adjusted gross sales of the licensed products sold or otherwise transferred to an end user for as long as the Company uses this technology. This agreement may be terminated without cancellation fees. Royalty expense from continuing operations pertaining to this license was $374, $337 and $291 in 2008, 2007 and 2006, respectively.

Additionally, the Company signed a license agreement in 2007 with BYU to utilize hydrophobic coating technology with terms similar to the noise suppression license. Under the terms of this agreement, the Company is required to make royalty payments to BYU in the amount of 0.25% of the adjusted gross sales of the licensed products that use this technology. Royalty expense from continuing operations for 2008 was $50 and zero for 2007.

K/S HIMPP License Agreement. The Company has a paid-up license agreement with K/S HIMPP, a Danish partnership, to use technology covered by approximately 200 patents owned by K/S HIMPP that are considered essential for the sale of programmable hearing aids. The paid-up license is being amortized over the life of the technology through 2013. Amortization expense from continuing operations pertaining to this license was $99 in each of the three years ended December 31, 2008, 2007 and 2006.

Ear Tube License Agreement. The Company has a license agreement that provides a worldwide non-exclusive license to utilize patents involving ear tube technology for its open-ear product. Under the terms of this agreement, the Company paid an up-front royalty of $125 and must pay a royalty on each device sold and /or each ear tube if it manufacturers the item, or no royalty if it buys the item from the licensor. Under the terms of this agreement, the Company is required to make royalty payments in the amount of €0.20 per ear tube sold. This agreement remains in effect for seven years from the first product sale (March 2006). Amortization of the up-front payment began in March 2006 and will continue for a seven year period. Royalty expense from continuing operations pertaining to this license was $61, $79 and $85 in 2008, 2007 and 2006.

Programming System License Agreement. The Company has a license agreement that provides a non-exclusive worldwide license to utilize patents involving programming a hearing aid. Under the terms of this agreement, the Company paid an up-front royalty of $250, which was fully-amortized as of December 31, 2008, and must pay a per-unit royalty fee on each item shipped after a set minimum. This agreement remains in effect until the expiration of the patents in 2012. Royalty expense from continuing operations pertaining to this license was $65, $63 and $59, in 2008, 2007 and 2006, respectively.

Directional License Agreement. The Company has a license agreement that provides an exclusive worldwide license to utilize patents involving directional signal processing. Under the terms of this agreement, the Company is required to pay a royalty equal to 0.5% of net sales of hearing aid products utilizing the technology or a minimum quarterly fee, whichever is greater. This agreement remains in effect until the expiration of the patents in 2020. Royalty expense from continuing operations pertaining to this license was $275, $223 and $172 in 2008, 2007 and 2006, respectively.

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

In February 2006, the former owners of Sanomed, which the Company acquired in 2003, filed a lawsuit in German civil court claiming that certain deductions made by the Company against certain accounts receivable amounts and other payments remitted to the former owners were improper. The former owners seek damages in the amount of approximately €2,600 ($3,600). The Company filed its statement of defense in April 2006 and oral arguments were held in August 2006 with the court asking the parties to attempt to settle the matter. Settlement discussions failed and the parties agreed to proceed to a court hearing. In addition, as part of the Sanomed purchase agreement the former owners were entitled to contingent consideration based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to contingent consideration irrespective of the achievement of the revenue milestones. Two of the former owners filed suit against the Company claiming that they are entitled to their full remaining contingent consideration of approximately €1,600 ($2,300). In 2006, the Company recorded a judgment relating to one of the former owners of approximately $592 plus court fees of $32. In 2007, the Company appealed this judgment and subsequently settled for approximately half the previous judgment. The remaining former owner’s contingent consideration claim against the Company for approximately €1,100 ($1,600) plus interest was dismissed in July 2008, with the German court rendering its decision in favor of the Company. The former owner has appealed. The Company strongly denies the allegations contained in the Sanomed lawsuits and intends to defend itself vigorously; however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect on the Company. The Company establishes liabilities when a particular contingency is probable and estimable. For certain contingencies noted above, the Company has accrued amounts considered probable and estimable.

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

NOTE 13. INCOME TAXES

Income (loss) from continuing operations before income taxes consisted of the following:

	2008	2007	2006
Domestic	$(3,230)	$2,724	$(944)
Foreign	(428)	63	2,225

Total	$(3,658)	$2,787	$1,281

Income tax provision (benefit) on continuing operations consisted of the following:

	2008	2007	2006
Current:
Domestic	$10	$40	$1
Foreign	1,119	959	552

	1,129	999	553
Deferred:
Domestic	229	67	8
Foreign	(1,296)	(89)	16

	(1,067)	(22)	24

Total	$62	$977	$577

The following table presents the principal components of the difference between the actual effective income tax rate and the U.S. federal statutory income tax rate of 34% on continuing operations:

	2008	2007	2006
U.S. federal statutory income tax rate	$(1,244)	$948	$436
State income tax rate, net of federal income tax effect	39	16	6
Foreign earnings taxed at different rates	25	190	36
Non-deductible items and other	(380)	341	(78)
Worthless stock deduction	(1,632)	—	—
Stock based compensation expense	172	128	80
Settlement costs	—	—	198
Research and development credit	(373)	(385)	(176)
Change in valuation allowance	3,455	(261)	75

Income tax expense	$62	$977	$577

Deferred income taxes are determined based on the differences between the financial reporting and income tax bases of assets and liabilities using enacted income tax rates expected to apply when the differences are expected to be settled or realized. Significant components of the net deferred income tax liabilities consisted of the following as of December 31:

	2008	2007
Deferred income tax assets:
Net operating loss carry-forwards	$12,299	$9,382
Allowance for sales returns and doubtful accounts	839	1,310
Inventory allowances and warranty accruals	1,052	1,806
Deferred revenue	803	903
Accumulated research and development credits	3,320	2,603
Capital loss carry-forward	383	383
Depreciation and amortization	394	440
Other, including AMT credits, accrued liabilities, stock based compensation, etc.	2,033	1,546

Sub-total	21,123	18,373
Valuation allowance	(20,528)	(17,045)

Deferred income tax assets	595	1,328
Deferred income tax liabilities:
Acquired intangible assets	(212)	(1,314)
Other	(198)	(356)

Deferred income tax liabilities	(410)	(1,670)

Net deferred income tax assets (liabilities)	$185	$(342)

Deferred income tax assets and liabilities were netted by income tax jurisdiction and were reported in the consolidated balance sheets as of December 31 as follows:

Deferred Income Tax Category	Reported In	2008	2007
Current deferred income tax assets	Prepaid expenses and other	$787	$19
Non-current deferred income tax assets	Other assets	203	—
Non-current deferred income tax liabilities	Other liabilities	(805)	(361)

Net deferred income tax assets (liabilities)		$185	$(342)

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

The Company has a valuation allowance on all its deferred income tax assets in every tax jurisdiction with the exception of Australia and Germany. The valuation allowance increased by $3,483, $406, and $1,380 during 2008, 2007 and 2006, respectively. Subsequently recognized tax benefits related to the reversal of the valuation allowance for deferred tax assets as of December 31, 2008 will be recorded as an income tax benefit reported in the Consolidated Statements of Operations. The realization of deferred income tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax laws of each tax jurisdiction. The Company has considered the following possible sources of taxable income when assuming the realization of the deferred income tax assets: future taxable income exclusive of reversing temporary differences and carryforwards; future reversals of existing taxable temporary differences; taxable income in prior carryback years; and tax planning strategies. In 2008, the Company determined that it was more likely than not that it would be able to realize the future tax benefits of the deferred income tax assets of the Company’s Australian subsidiary and, accordingly, the Company reversed its valuation allowance of $1,305, which was recorded as a benefit to income taxes.

As of December 31, 2008, the Company had net operating loss carryforwards for U.S. federal income tax reporting purposes totaling $28,360 that will begin to expire in 2018 if not utilized. The Company has state net operating loss carryforwards of $25,562 which expire depending on the rules of the various states to which the net operating loss is allocated. The Company has non–U.S. net operating loss carryforwards of $17,322 which expire depending on the rules of the various countries in which the net operating losses were generated beginning in 2009. Approximately $6,376 of net operating loss carryforwards as of December 31, 2008 were attributable to deductions associated with the exercise of Company stock options, the benefit of which will be credited to additional paid-in capital when realized.

The Company has federal research and development tax credit carry-forwards of $2,455 that begin to expire in 2009 and state research and development tax credit carryforwards of $865 that begin to expire in 2015. The Company also has alternative minimum tax credit carry-forwards of $110 that have no expiration date.

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

Although we believe our estimates are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our historical income tax provisions and accruals. Such difference could have a material impact on our income tax provision and operating results in the period in which we make such determination.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	2008	2007
Unrecognized tax benefits, opening balance	$291	$369
Gross increases in tax positions taken in a prior period	18	20
Gross decreases in tax positions taken in the prior period	(79)	(104)
Gross increases in tax positions taken in current period	37	37
Lapse of applicable statute of limitations	(93)	(31)

Unrecognized tax benefits, ending balance	$174	$291

As of December 31, 2008, the Company has unrecognized tax benefit of $208 which includes interest expense, net of taxes, and penalties, of which $165 is recorded as a liability, which if recognized, would reduce the Company’s effective tax rate. The remaining $43 is netted against the Company’s deferred tax assets related to net operating losses. The Company estimates that approximately one fourth of the unrecognized tax benefits will lapse and result in a benefit within the next twelve months.

In accordance with FIN 48, the Company has elected to classify interest and penalties as a component of tax expense. Accrued interest and penalties at December 31, 2008 and 2007 were approximately $34 and $66, respectively.

The Company’s U.S. federal income tax returns for 2005 through 2008 are subject to examination. The Company also files in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations by tax authorities for years prior to 2005.

NOTE 14. STOCK–BASED COMPENSATION

Stock-Based Compensation. The following table presents where share-based compensation expense is recorded in the Consolidated Statements of Operations for the three years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Cost of sales	$175	$106	$51
Operating expenses	1,395	1,093	682
Restructuring charge	38	—	—
Research and development	297	237	161

Total	$1,905	$1,436	$894

As of December 31, 2008, the Company’s 2000 Stock Plan provides for the issuance of a maximum of 11,365 shares of common stock and contains an evergreen provision that allows the Board of Directors to annually increase the number of shares available by the lesser of (i) 5% of the total outstanding shares, (ii) 789 shares, or (iii) a lesser amount as determined by the Board. As of December 31, 2008, there were 3,382 shares available for grant under the plan. The plan allows for the grant of incentive or unqualified stock options, stock purchase rights and restricted stock and is administered by the Board who determines the type, quantity, terms and conditions of any award, including any vesting conditions. Restricted stock and stock options generally vest ratably over a four year service period, and stock options expire ten years from the date of grant. The exercise price of stock options granted is equivalent to the fair market value of the stock at the date of grant. New shares are issued upon exercise of stock options or upon vesting of restricted stock awards.

Stock Options. Stock options have a maximum term of ten years and generally vest over a four-year period from the grant date. Under SFAS 123R, the fair value of each stock option grant is estimated on the grant. Expected option lives and volatilities used in fair value calculations are based on historical Company data.

Valuation and Amortization Method. The Company uses the Black-Scholes option-pricing-model to estimate the fair value of each option grant on the date of grant or modification. The fair value is amortized on a straight-line method for recognizing stock compensation expense over the vesting period of the option.

Expected Term. The expected term is the period of time that granted options are expected to be outstanding. The Company estimates the expected term based on historical patterns of option exercises, which it believes reflect estimated future exercise behavior.

Expected Volatility. The volatility is calculated by using the historical stock prices going back over the expected term of the option.

Risk-Free Interest Rate. The Company bases the risk-free interest on the market yield in effect at the time of option grant obtained from the U.S. Department of the Treasury’s market yield index.

Dividend Yield. Dividend yield was zero as the Company does not pay dividends.

The following table presents the assumptions utilized in the Black-Scholes option pricing model to determine the fair value of options granted during the periods ended December 31, 2008 and 2007:

	2008	2007
Risk free rate of return	3.67%	3.70%
Expected dividend yield	0.00%	0.00%
Volatility	58%	60%
Expected life	5 years	4 years

A summary of stock option activity for the periods ended December 31, 2008, 2007 and 2006 was as follows:

	2008		2007		2006
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding, beginning of year:	2,766	$5.38	3,231	$4.71	4,639	$4.64
Plus: Granted	780	3.91	513	7.22	—	—
Less: Exercised	(8)	1.35	(920)	3.92	(732)	3.23
Canceled or expired	(194)	5.76	(58)	7.47	(676)	5.86

Options outstanding, end of year	3,344	$5.02	2,766	$5.38	3,231	$4.71

Options vested and expected to vest	3,247	$5.03	2,701	$5.36	3,207	$4.72

Options exercisable, end of year	2,352	$5.16	2,094	$5.07	2,899	$4.85

The options outstanding of 3,344 at December 31, 2008 had a weighted average remaining contractual term of 5.20 years and no aggregate intrinsic value due to the low market price at December 31, 2008. The options exercisable of 2,352 at December 31, 2008 had a weighted average remaining contractual term of 4.26 and no aggregate intrinsic value due to the low market price at December 31, 2008. The aggregate intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 were $20, $3,351, and $1,140, respectively. The weighted average grant date-fair value of options granted per share in 2008 and 2007 were $2.09 and $3.56 per share, respectively. The aggregate intrinsic value of options vested and expected to vest for the years ended December 31, 2008, 2007, and 2006 were $0, $6,984, and $3,577, respectively. The weighted average remaining contractual term for options vested and expected to vest for the years ended December 31, 2008 and 2007 were 5.13 years and 5.23 years, respectively.

Stock options outstanding and exercisable as of December 31, 2008 were as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	Weighted average exercise price	Weighted average remaining life (years)	Shares	Weighted average exercise price
$1.06 — $3.00	417	$2.47	6.53	197	$2.85
3.36 — 3.36	500	3.36	6.84	500	3.36
3.49 — 4.20	594	3.96	3.47	588	3.96
4.36 — 4.55	52	4.51	3.87	52	4.51
4.61 — 4.61	510	4.61	6.38	—	—
4.75 — 6.29	523	5.87	3.45	513	5.89
6.48 — 18.00	748	8.12	5.23	502	8.56

Total	3,344	$5.02	5.20	2,352	$5.16

Share-based compensation expense pertaining to stock options of $1,000, $695, and $392 for the years ended December 31, 2008, 2007, and 2006, respectively, was recorded in cost of sales, selling, general and administrative expense and research and development expense. An annual forfeiture rate of 4.3%, as determined using historical data, was utilized in calculating stock option expense for the years ended December 31, 2008 and 2007 and an annual forfeiture rate of 5.9% for 2006. As of December 31, 2008, there was $1,615 of unrecognized share-based compensation expense related to options that will be recognized over a weighted-average period of 2.76 years.

Restricted Stock. Restricted stock is issued on the date of grant. A summary of restricted stock activity for the years ended December 31, 2008, 2007, and 2006 was as follows:

	2008		2007		2006
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Unvested, beginning of year:	390	$5.71	453	$4.61	358	$4.54
Plus: Awards granted	674	1.97	103	9.29	295	4.64
Less: Awards vested	(139)	5.70	(137)	4.63	(95)	4.54
Awards canceled	(57)	5.34	(29)	6.35	(105)	4.52

Unvested, end of year	868	$2.83	390	$5.71	453	$4.61

Share-based compensation expense pertaining to restricted stock of $867, $741, and $502 for the years ended December 31, 2008, 2007, and 2006, respectively, was recorded in cost of sales, selling, general and administrative expense and research and development expense. The fair market value of restricted stock on the date of grant is amortized to expense evenly over the restriction period. An annual forfeiture rate of 4.3%, as determined using historical data, was utilized in calculating restricted stock expense for the years ended December 31, 2008 and 2007 and an annual forfeiture rate of 5.9% for 2006. As of December 31, 2008, there was $1,461 of unrecognized stock-based compensation expense related to unvested restricted stock that will be recognized over a weighted average period of 2.97 years. The vest date fair value of the 139, 137, and 95 restricted shares that vested during the years ended December 31, 2008, 2007, and 2006 was $660, $1,088, and $439, respectively.

In addition, share-based compensation expense pertaining to stock options and restricted stock awards of $38 was recognized in connection with the Company’s restructuring program which was recorded as a component of Restructuring charges in 2008.

NOTE 15. EMPLOYEE BENEFIT PLANS

The Company has an employee savings and retirement plan that is a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows for matching contributions at the discretion of the Company. The Company matches 50% of each employee’s first 4% of salary deferral. The Company expensed $247, $272, and $233 in matching contributions in 2008, 2007 and 2006, respectively. Effective January 5, 2009, the Company temporarily discontinued this matching benefit.

NOTE 16. SEGMENT INFORMATION

As of December 31, 2008, the Company has three operating segments for which separate financial information is available and evaluated regularly by management in deciding how to allocate resources and assess performance. The Company evaluates performance principally based on net sales and operating profit.

The Company’s three operating segments include North America, Europe and Rest-of-World. The Auditory Testing Equipment division, formerly the fourth segment, was classified as a discontinued operation in the fourth quarter 2006 for all periods presented and two European divisions were also classified as discontinued operations in 2008. Inter-segment sales are eliminated in consolidation. Manufacturing profit and distributors’ sales are recorded in the geographic location where the sale occurred. This information is used by the chief operating decision maker to assess the segments’ performance and in allocating the Company’s resources. The Company does not allocate research and development expenses to its operating segments.

	North America	Europe	Rest-of-World	Unallocated	Total
2008
Net sales to external customers	$45,392	$51,077	$28,409	$—	$124,878
Operating profit (loss)	(11,675)	12,283	3,588	(8,266)	(4,070)
Income (loss) from continuing operations	(11,423)	11,459	4,510	(8,266)	(3,720)
Identifiable segment assets	55,158	36,081	15,707	—	106,946
Goodwill and indefinite-lived intangible assets	13,922	21,642	7,242	—	42,806
Long-lived assets	3,704	528	2,637	—	6,869
2007
Net sales to external customers	$46,731	$47,092	$25,239	$—	$119,062
Operating profit (loss)	(3,471)	11,385	2,540	(8,547)	1,907
Income (loss) from continuing operations	(2,536)	10,520	2,373	(8,547)	1,810
Identifiable segment assets	60,151	45,295	18,255	—	123,701
Goodwill and indefinite-lived intangible assets	11,186	24,763	9,188	—	45,137
Long-lived assets	3,641	1,176	3,450	—	8,267
2006
Net sales to external customers	$41,761	$37,345	$22,013	$—	$101,119
Operating profit (loss)	(1,209)	6,685	2,574	(7,759)	291
Income (loss) from continuing operations	85	5,985	2,393	(7,759)	704
Identifiable segment assets	46,509	42,396	16,832	—	105,737
Goodwill and indefinite-lived intangible assets	3,169	22,295	8,271	—	33,735
Long-lived assets	3,640	1,300	3,325	—	8,265

Long-lived assets consist of property and equipment. The majority of the Company’s assets as of December 31, 2008, 2007 and 2006 were attributable to its U.S. operations. In addition to the U.S., the Company operates in two countries, Germany and Australia, in which assets and sales were in excess of 10% of consolidated amounts.