Form 10-Q
period 2009-03-31
SONIC INNOVATIONS INC
filed 2009-05-11
CIK 1105982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

As of May 5, 2009, there were 27,617,393 shares of the registrant’s $0.001 par value common stock outstanding.

SONIC INNOVATIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$9,626	$13,129
Restricted cash and cash equivalents	348	284
Accounts receivable, net of allowance for doubtful accounts of $1,401 and $1,497	15,968	17,524
Inventories	11,410	10,129
Prepaid expenses and other	4,044	4,114

Total current assets	41,396	45,180
Property and equipment, net of accumulated depreciation and amortization of $21,104 and $20,641	6,932	6,869
Definite-lived intangible assets, net	7,567	8,504
Indefinite-lived intangible assets	7,168	7,242
Goodwill	19,781	35,564
Other assets	3,942	3,587

Total assets	$86,786	$106,946

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term loans	$3,055	$4,673
Payable for earn-out on acquisitions	417	417
Accounts payable	8,402	7,562
Accrued payroll and related expenses	4,531	4,488
Accrued restructuring	596	848
Accrued warranty	3,572	3,727
Deferred revenue	3,941	4,158
Other accrued liabilities	4,393	4,411

Total current liabilities	28,907	30,284
Long-term loans, net of current portion	1,483	2,182
Deferred revenue, net of current portion	5,334	5,460
Other liabilities	1,080	1,109

Total liabilities	36,804	39,035

Shareholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.001 par value; 70,000 shares authorized; 28,591 and 28,518 shares issued and outstanding, respectively	29	29
Additional paid-in capital	144,423	143,965
Accumulated deficit	(95,860)	(78,892)
Accumulated other comprehensive income	5,163	6,582
Treasury stock; 974 shares at cost	(3,773)	(3,773)

Total shareholders’ equity	49,982	67,911

Total liabilities and shareholders’ equity	$86,786	$106,946

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2009	2008
Net sales	$24,432	$31,450
Cost of sales	10,269	11,368

Gross profit	14,163	20,082
Selling, general and administrative expense	14,321	17,493
Research and development expense	1,979	2,225
Goodwill and definite-lived intangibles impairment charge	14,658	—
Restructuring charge	—	501

Operating loss	(16,795)	(137)
Interest expense	(140)	(152)
Other income, net	108	483

Income (loss) before income taxes	(16,827)	194
Provision for income taxes	96	294

Loss from continuing operations	(16,923)	(100)
Loss from discontinued operations, net of income taxes	(45)	(432)

Net loss	$(16,968)	$(532)

Basic loss per common share:
Continuing operations	$(0.62)	$—
Discontinued operations	—	(0.02)

Net loss	$(0.62)	$(0.02)

Diluted loss per common share:
Continuing operations	$(0.62)	$—
Discontinued operations	—	(0.02)

Net loss	$(0.62)	$(0.02)

Weighted average number of common shares outstanding:
Basic	27,584	26,849
Diluted	27,584	26,849

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(16,968)	$(532)
Loss from discontinued operations, net of tax	45	432
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,047	1,178
Stock-based compensation	468	468
Foreign currency gains, net	200	(139)
Deferred income taxes	13	—
Imputed interest on long-term debt	46	95
Goodwill and definite-lived intangible impairment charges	14,658	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	905	(1,502)
Inventories	(1,477)	1,104
Other assets	126	(725)
Withholding taxes remitted on share-based awards	(29)	(157)
Accrued restructuring	(189)	428
Accounts payable, accrued expenses and deferred revenue	1,195	(576)

Net cash provided by operating activities from continuing operations	40	74
Net cash provided by (used in) discontinued operations	94	(680)

Net cash provided by (used in) operating activities	134	(606)
Cash flows from investing activities:
Acquisitions of businesses and contingent consideration, net of cash acquired	—	(2,885)
Purchase of property and equipment	(738)	(575)
Customer advances, net	(496)	(1,008)

Net cash used in investing activities from continuing operations	(1,234)	(4,468)
Net cash provided by discontinued operations in investing activities	—	11

Net cash used in investing activities	(1,234)	(4,457)
Cash flows from financing activities:
Proceeds from exercise of stock options	20	8
Restricted cash and cash equivalents used to collateralize letter of credit	(64)	(27)
Principal payments on long-term loans	(2,152)	(1,774)

Net cash used in financing activities	(2,196)	(1,793)
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(192)	235
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	(15)	—

Net decrease in cash and cash equivalents	(3,503)	(6,621)
Cash and cash equivalents, beginning of the period	13,129	15,214

Cash and cash equivalents, end of the period	$9,626	$8,593

Supplemental cash flow information:
Cash paid for interest expense	$110	$165
Cash paid (refunded) for income taxes	$360	$(63)

See accompanying notes to condensed consolidated financial statements.

SONIC INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for the full year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

On September 1, 2008, the Company sold one European operation and closed a second European operation. As of March 31, 2009, there were no material balances related to these operations remaining in the Condensed Consolidated Balance Sheet. These operations have been classified as discontinued operations in the Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2009 and 2008.

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

	Three months ended March 31,
	2009	2008
Balance, beginning of period	$1,994	$2,389
Provisions	2,307	2,910
Returns processed	(2,231)	(2,813)

Balance, end of period	$2,070	$2,486

For the three months ended March 31, 2009 and 2008, sales to the Australian Government’s Office of Hearing Services, a division of the Department of Health and Aging, accounted for 12.2% and 11.6%, respectively, of the Company’s consolidated net sales. No other customer accounted for 10% or more of consolidated net sales.

Taxes Collected from Customers and Remitted to Governmental Authorities. The Company recognizes taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer on a net basis (excluded from net sales).

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

Accrued warranty costs were as follows:

	Three months ended March 31,
	2009	2008
Balance, beginning of period	$3,727	$5,249
Provisions	735	869
Costs incurred	(890)	(1,394)

Balance, end of period	$3,572	$4,724

Cash Equivalents. The Company considers all short-term investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2009 and December 31, 2008, cash equivalents consisted of money market funds totaling $4,827 and $8,001, respectively. As of March 31, 2009 and December 31, 2008, the Company had pledged $348 and $284 of cash and cash equivalents, respectively, as a security deposit for banking arrangements.

Fair Value Measurements. Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities and for applicable non-financial assets and non-financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The Company’s money market funds totaling $4,827 and hedging instruments on intercompany balances totaling $20 as of March 31, 2009 were considered to have level 1 observable inputs and are recorded at fair value.

SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” became effective January 1, 2008, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement for any assets and liabilities that are not otherwise required.

Derivative instruments and hedging activities. The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), as amended, and SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”) for its derivative and hedging activities.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” which is effective for fiscal years beginning after November 15, 2008. SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and requires enhanced disclosures about a company’s derivative and hedging activities. The adoption of this standard did not have material impact on our financial statements.

The Company employs derivative financial instruments to manage risks, including the short term impact of foreign currency fluctuations on certain intercompany balances, or variable interest rate exposures. The Company has not designated these contracts as hedging instruments under SFAS 133, nor does the Company enter into these contracts for trading or speculation purposes. Gains and losses on the contracts are included in the results of operations and offset foreign exchange gains or losses recognized on the revaluation of certain intercompany balances, or interest expense due to movement in variable interest rates, as applicable.

The Company uses foreign currency forward contracts to manage the foreign exchange risk associated with its intercompany balances. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of the foreign currency-denominated intercompany balances change. Foreign currency forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. The Company entered into two foreign currency forward contracts during the three months ended March 31, 2009. The Company held forward contract hedges on €4,300 ($5,678) and Australian $1,300 ($888) at March 31, 2009. As of March 31, 2009, the Company recognized an unrealized gain of $20 in connection with its foreign currency forward contracts. The unrecognized gain is recorded in Other income, net in the Condensed Consolidated Statements of Operations, and in Prepaid expenses and other in the Condensed Consolidated Balance Sheets. The contracts will expire in the second quarter of 2009.

The Company has variable-rate debt related to its German operations. These obligations expose the Company to variability in interest payments and therefore fluctuations in interest expense and cash flows due to changes in interest rates. Interest rate swap contracts are used in the Company’s risk management activities in order to minimize significant fluctuations in earnings that are caused by interest rate volatility. Interest rate swaps involve the exchange of variable-rate interest payments for fixed-rate interest payments based on the contractual underlying notional amount. Gains and losses on the interest rate swaps that are linked to the debt being hedged are expected to substantially offset this variability in earnings. Effective in the second quarter 2008, the Company entered into an interest rate swap agreement. The contract effectively fixes the interest rate of the long term debt associated with the German acquisition at 9.59%.

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

	March 31, 2009	December 31, 2008
Raw materials and components	$5,462	$4,445
Work in progress	268	218
Finished goods	5,680	5,466

Total	$11,410	$10,129

Inventory reserves were $987 and $1,343 as of March 31, 2009 and December 31, 2008, respectively.

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

	Three months ended March 31,
	2009	2008
Net loss	$(16,968)	$(532)
Foreign currency translation adjustments	(1,419)	2,005

Comprehensive income (loss)	$(18,387)	$1,473

Stock-Based Compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the employee requisite service period. For further information, refer to the footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

Share-based compensation expense pertaining to stock options and restricted stock awards was $468 for each of the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009, share-based compensation expense of $52 was recorded in cost of sales, $342 in selling general and administrative expense and $74 in research and development expense. For the three months ended March 31, 2008, share-based compensation expense of $39 was recorded in cost of sales, $352 in selling general and administrative expense and $77 in research and development expense.

During the three months ended March 31, 2009, the Company did not grant any stock option or restricted stock awards.

During the three months ended March 31, 2008, the Company granted 560 stock option awards to employees with an aggregate fair value of $1,382. The fair value of options issued during the first quarter of 2008 was estimated on the date of grant based on a risk free rate of return of 3.9%, an expected dividend yield of 0.0%, volatility of 58.3%, and an expected life of 5 years.

As March 31, 2009, there was $1,728 and $1,543 of unrecognized share-based compensation expense relating to options and restricted stock awards that will be recognized over a weighted-average period of 2.6 and 3.0 years, respectively.

Income (Loss) Per Common Share. Basic income (loss) per common share is calculated based upon the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based upon the weighted average number of shares of common stock outstanding, plus the dilutive effect of common stock equivalents calculated using the treasury stock method.

Antidilutive common stock equivalents, consisting of stock options and restricted stock that were out-of-the-money, of 3,323 for the three months ended March 31, 2009 were excluded from the diluted income per share calculation. Antidilutive common stock equivalents, consisting of stock options and restricted stock that were out-of-the-money, of 3,426 for the three months ended March 31, 2008 were excluded from the diluted income per share calculation.

Income Taxes. In some jurisdictions net operating loss carry-forwards reduce or offset tax provisions. The Company’s income tax provision for the three months ended March 31, 2009 and 2008 was $96 and $294, respectively. The current year income tax provision was principally the result of pre-tax profits in certain foreign geographies, alternative minimum tax in the U.S., and state taxes.

Recent Accounting Pronouncements. In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” effective for fiscal years beginning after December 15, 2008. This standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of SFAS 141 (R) did not have a material impact on the condensed consolidated financial statements.

Also in December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” effective for fiscal years beginning after December 15, 2008. This standard requires all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the condensed consolidated financial statements. The adoption of SFAS 160 effective January 1, 2009 did not have a material impact on the condensed consolidated financial statements.

2. INTANGIBLE ASSETS

Definite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Goodwill represents the excess of the cost of businesses acquired over the fair value of the assets acquired and liabilities assumed. In accordance with the provisions of FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”), the Company does not amortize goodwill, but tests it for impairment annually using a fair value approach at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by senior management. However, components are aggregated as a single reporting unit if they have similar economic characteristics.

FAS No. 142 also stipulates that goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below the carrying amount. To measure the amount of an impairment loss, FAS No. 142 prescribes a two-step method. The first step requires the Company to determine the fair value of the reporting unit and compare that fair value to the net book value of the reporting unit. The fair value of the reporting unit is determined primarily using the income approach (discounted cash flow analysis). The second step requires the Company to determine the implied fair value of goodwill and measure the impairment loss as the difference between the book value of the goodwill and the implied fair value of the goodwill. The implied fair value of goodwill must be determined in the same manner as if the Company had acquired those reporting units.

Legislation passed by the Federal Council of Germany in November 2008 and which became effective on April 1, 2009, changed the reimbursement methodology related to hearing aid sales, requiring the Company’s German subsidiary (included in the Company’s Europe segment) to renegotiate its contracts with insurance companies. The Company has successfully renegotiated contracts representing approximately 27% of Germany revenue and it is possible that other contracts will be renegotiated shortly. However, certain insurance companies have refused to enter into contracts, and therefore, the Company filed a lawsuit in the Social Court in Hamburg, Germany against an insurance company representing approximately 25% of Germany revenue requesting that the court compel the insurance company to enter into a contract with the Company. On April 28, 2009, the Social Court rendered its decision rejecting the Company’s claims.

Without renegotiated insurance contracts, and the ability to pay customary fitting fees to the ear, nose, and throat doctors, the Company expects that revenue may decline between 50-75% for this reporting unit. There is additional risk that the insurance companies that have renegotiated contracts may not renew them after their respective annual expirations. Germany represented 78% of European segment revenues and 95% of European segment operating profit for the year ended December 31, 2008, and 78% and 103%, respectively, for the three months ended March 31, 2009. The Company is considering alternatives available to it as a result of the anticipated decline in revenue.

The Company determined that an interim impairment test was necessary at the end of the first quarter of 2009 in this reporting unit. After completing step one of the prescribed test, the Company determined that the estimated fair values of the reporting unit was less than its book values on March 31, 2009. The Company performed the step two test and concluded that the reporting unit’s goodwill and trade name were impaired. As a result, an impairment loss of $14,205 for goodwill and $453 for definite lived intangibles was recorded in the first quarter of 2009 in the Company’s European segment. The Company’s goodwill and trade names were classified using level 3 inputs of the fair value hierarchy as defined in FAS No. 157, “Fair Value Measurements.”

Changes in goodwill and indefinite-lived intangible assets for the three months ended March 31, 2009 were as follows:

	For the three months ended March 31, 2009
	North America	Europe	Rest-of-World	Total
Balance, beginning of quarter	$13,922	$21,642	$7,242	$42,806
Goodwill impairment	—	(14,205)	—	(14,205)
Effect of exchange rate changes	—	(1,578)	(74)	(1,652)

Balance, end of quarter	$13,922	$5,859	$7,168	$26,949

Definite-lived intangible assets were as follows:

		March 31, 2009		December 31, 2008
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchased technology and licenses	3-13 years	$1,976	$1,243	$1,976	$1,214
Brand and trade names	1-10 years	127	127	1,948	1,368
Customer databases	2-10 years	7,434	1,758	7,445	1,527
Non-compete agreements	1-5 years	2,141	983	2,171	927

Total		$11,678	$4,111	$13,540	$5,036

3. LONG-TERM DEBT

The Company obtained a loan from a German bank in 2003 to fund the acquisition of its German business. On June 13, 2008, Sonic Innovations GmbH, a German subsidiary of Sonic Innovations, Inc., entered into a Second Amendment to the long-term loan with a German bank. The Second Amendment states that all current loan utilization will bear interest at a rate of the EURIBOR rate plus 4.0%. As of March 31, 2009, the balance of the loan was €2,000 ($2,641). The loan payments are €250 ($330 as of March 31, 2009) per quarter. The effective interest rate on this loan for the period and year ended March 31, 2009 and December 31, 2008 were 9.87% and 8.54%, respectively. In June 2008, the Company entered into an interest rate swap agreement with an initial notional amount of €2,500 to be reduced €250 per quarter through January 2011. Under this agreement the Company receives a floating rate based on EURIBOR interest rate, and pays a fixed rate of 9.59% on the notional amount effectively fixing the interest rate on the Company’s German loan.

Acquisition loans relate to the purchase of retail audiology practices acquired under the Company’s retail distribution initiative. Generally, these notes are secured by the acquired assets, subordinated to the revolving credit facility, and are due in annual installments from the acquisition date.

As of March 31, 2009, the current portion of long-term debt was $3,055 and the long-term portion was $1,483. Future payments on long-term debt consisted of the following as of March 31, 2009:

			Future Payments
	Interest Rate	Total	Rest of 2009	2010	2011	2012
Foreign loan	9.59%	$2,641	$990	$1,321	$330	$—
Acquisition loans & other	0.0-7.75%	1,951	1,533	355	36	27

Total		4,592	2,523	1,676	366	27
Less imputed interest		(54)	(49)	(5)	—	—

Total carrying amount		$4,538	$2,474	$1,671	$366	$27

In April 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, providing for a revolving credit facility, under which borrowings of up to $6,000 are available wherein the Company intends to use amounts available under the credit facility for acquisitions, working capital and general corporate purposes. The credit facility is secured by substantially all tangible U.S. assets. The credit facility was amended in May 2008 to extend the term for one year to April 12, 2010, modify the adjusted quick ratio, and consent to a guarantee by the Company of the loan from a German bank. Availability of borrowings is subject to a borrowing base of eligible accounts receivable and inventory. Borrowings under the credit facility are subject to interest at the domestic prime rate or at a Euro dollar-based rate (“LIBOR”) plus 2.75% if the adjusted quick ratio is greater than or equal to 0.75 or the domestic prime rate plus 0.25% or the LIBOR rate plus 3.0% if the adjusted quick ratio is less than 0.75. There is an annual fee of 0.375% on the average unused portion of the credit facility. There were no outstanding borrowings on the credit facility as of March 31, 2009 and December 31, 2008. Subsequent to March 31, 2009, the Company borrowed $2,750 on this line of credit, whereas approximately $3,000 was available at the time of borrowing based on U.S. tangible asset balances, with another $800 available upon completion of an audit of our inventory. The Company expects the borrowing base to increase with the launch of the Touch product family. The revolving credit facility contains a clause that the Company will not suffer any EBITDA loss in excess of $1,000 on a rolling twelve-month period. Although not specifically addressed in the debt agreement, the bank has excluded goodwill impairment charges from this calculation in the past, and the Company anticipates that it will also exclude the Germany impairment charge from the EBITDA calculation.

Both the revolving credit facility and the German bank debt have a customary material adverse change clause that allows the banks to call the loans, if invoked. The Company is taking actions to address this matter and it anticipates that the banks will be satisfied with its actions.

4. LEGAL PROCEEDINGS

In February 2006, the former owners of Sanomed, which the Company acquired in 2003, filed a lawsuit in German civil court claiming that certain deductions made by the Company against certain accounts receivable amounts and other payments remitted to the former owners were improper. The former owners seek damages in the amount of approximately €2,600 ($3,400). The Company filed its statement of defense in April 2006 and oral arguments were held in August 2006 with the court asking the parties to attempt to settle the matter. Settlement discussions failed and the parties agreed to proceed to a court hearing. In addition, as part of the Sanomed purchase agreement the former owners were entitled to contingent consideration based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to contingent consideration irrespective of the achievement of the revenue milestones. Two of the former owners filed suit against the Company claiming that they are entitled to their full remaining contingent consideration of approximately €1,600 ($2,100). In 2006, the Company recorded a judgment relating to one of the former owners of approximately $592 plus court fees of $32. In 2007, the Company appealed this judgment and subsequently settled for approximately half the previous judgment. The remaining former owner’s contingent consideration claim against the Company for approximately €1,100 ($1,500) plus interest was dismissed in July 2008, with the German court rendering its decision in favor of the Company. The former owner has appealed. The Company strongly denies the allegations contained in the Sanomed lawsuits and intends to defend itself vigorously; however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect on the Company. The Company establishes liabilities when a particular contingency is probable and estimable. For certain contingencies noted above, the Company has accrued amounts considered probable and estimable.

As discussed more fully in Note 2, the Social Court in Hamburg, Germany rejected the Company’s lawsuit seeking to compel German insurance companies to renegotiate contracts with the Company’s German subsidiary. The Company is considering alternatives available to it, including additional legal options which it may pursue.

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

5. RESTRUCTURING

During the three months ended March 31, 2009, the Company had no additional restructuring charges. During the three months ended March 31, 2008, the Company took actions to improve the profitability of its operations, primarily in North America, by reducing the total number of employees. Accordingly, the Company recorded a charge of $565, of which $501 related to continuing operations. During the three months ended March 31, 2009, the Company made payments as listed in the following table in relation to its 2008 restructuring charges:

	Employee Related	Excess Facilities	Impairment and Other	Total
Balance, December 31, 2008	$440	$283	$125	$848
Payments	(135)	(65)	(52)	(252)

Balance, March 31, 2009	$305	$218	$73	$596

6. DISCONTINUED OPERATIONS

In the second quarter of 2008, a decision was made to divest certain European operations. During the second, third, and fourth quarters of 2008, the Company implemented restructuring actions, primarily in Europe, by consolidating operations, reducing headcount, closing facilities, selling off assets and impairing certain intangible assets. On September 1, 2008, the Company sold one European operation unit for $706 in cash and closed a second operation. These operations have been classified as discontinued operations in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008.

The following amounts related to discontinued operations have been segregated from continuing operations:

	For the three months ended March 31,
	2009	2008
Net sales	$(74)	$477

Loss from discontinued operations	(45)	(368)
Restructuring charge, net of zero taxes	—	(64)

Loss from discontinued operations, net of zero taxes	$(45)	$(432)

As of March 31, 2009 and December 31, 2008, the Company has $417 accrued pertaining to earn-out payments relating to the discontinued operations of Tympany, which was sold by the Company in the first quarter of 2007.

7. SEGMENT INFORMATION

As of March 31, 2009, the Company has three operating segments for which separate financial information is available and evaluated regularly by management in deciding how to allocate resources and assess performance. The Company evaluates performance principally based on net sales and operating profit.

The Company’s three operating segments include North America, Europe and Rest-of-World. Two of the Company’s European divisions were classified as discontinued operations in 2008. Inter-segment sales are eliminated in consolidation. Manufacturing profit and distributors’ sales are recorded in the geographic location where the sale occurred. This information is used by the chief operating decision maker to assess the segments’ performance and in allocating the Company’s resources. The Company does not allocate research and development expenses to its operating segments.

	North America	Europe	Rest-of-World	Unallocated	Total
Three months ended March 31, 2009
Net sales to external customers	$8,216	$11,077	$5,139	$—	$24,432
Operating profit (loss)	(3,234)	(11,819)	237	(1,979)	(16,795)
Income (loss) from continuing operations	(3,286)	(11,898)	240	(1,979)	(16,923)
Three months ended March 31, 2008
Net sales to external customers	11,893	12,624	6,933	—	31,450
Operating profit (loss)	(1,562)	2,855	795	(2,225)	(137)
Income (loss) from continuing operations	(1,228)	2,642	711	(2,225)	(100)
As of March 31, 2009
Identifiable segment assets	52,104	19,130	15,552	—	86,786
Goodwill and indefinite-lived intangible assets	13,922	5,859	7,168	—	26,949
Long-lived assets	3,981	462	2,489	—	6,932
As of December 31, 2008
Identifiable segment assets	55,158	36,081	15,707	—	106,946
Goodwill and indefinite-lived intangible assets	13,922	21,642	7,242	—	42,806
Long-lived assets	3,704	528	2,637	—	6,869

Long-lived assets consist of property and equipment. The majority of the Company’s assets as of March 31, 2009 and December 31, 2008 were attributable to its U.S. operations. In addition to the U.S., the Company operates in two countries, Germany and Australia, in which assets and sales were in excess of 10% of consolidated amounts.

8. SUBSEQUENT EVENTS

Subsequent to March 31, 2009, the Company borrowed $2,750 on its revolving credit facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands, except per share data)

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified as those that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and the following risk factors discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008: (i) deterioration of economic conditions could harm our business; (ii) we have a history of losses and negative cash flow; (iii) we face aggressive competition in our business, and if we do not compete effectively our net sales and operating results will suffer; (iv) our financial results may fluctuate significantly, which may cause our stock price to decline; (v) recently our common stock traded at prices below $1.00. If this continues in the future, our common stock could be subject to delisting by the NASDAQ Global Market; (vi) we have made a number of acquisitions and could make additional acquisitions, which could be difficult to integrate, disrupt our existing business, dilute the equity of our shareholders and harm our operating results; (vii) if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock; (viii) the loss of any large customer or a reduction in orders from any large customer or buying groups could reduce our net sales and harm our operating results; (ix) we rely on several suppliers and contractors, and our business will be seriously harmed if these suppliers and contractors are not able to meet our requirements; (x) we have high levels of product returns, remakes and repairs, and our net sales and operating results will be lower if these levels increase; (xi) if we fail to develop new and innovative products, our competitive position will suffer, and if our new products are not well accepted, our net sales and operating results will suffer; (xii) because of the complexity of our products, there may be undiscovered errors or defects that could harm our business or reputation; (xiii) if we are subject to litigation and infringement claims, they could be costly and disrupt our business; (xiv) we may be unable to adequately protect or enforce our proprietary technology, which may result in its unauthorized use or reduced sales or otherwise reduce our ability to compete; (xv) we are dependent on international operations, which exposes us to a variety of risks, including the recent adverse German court ruling in connection with our German operation, that could result in lower sales and operating results; (xvi) complications may result from hearing aid use, and we may incur significant expense if we are sued for product liability; (xvii) if we fail to comply with Food and Drug Administration regulations or various sales-related laws, we may suffer fines, injunctions or other penalties; (xviii) there may be sales of our stock by our directors and officers, and these sales could cause our stock price to fall; and (xix) provisions in our charter documents, our shareholders rights plan and Delaware law may deter takeover efforts that shareholders feel would be beneficial to shareholder value.

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

Germany Adverse Development. Legislation passed by the Federal Council of Germany in November 2008 and which became effective on April 1, 2009, changed the reimbursement methodology related to hearing aid sales, requiring our German subsidiary to renegotiate its contracts with insurance companies. We believed that over the past four months our German subsidiary was making good progress, having successfully renegotiated contracts representing approximately 27% of our German revenue, with an expectation that nearly all of the revenue would be under contract. However, on April 1, 2009, we were notified by one large insurance company representing 25% of our German revenue that despite several months of favorable negotiations, due to “political headwinds,” they were refusing to enter into a contract; therefore, our German subsidiary filed a lawsuit in the Social Court in Hamburg, Germany against this insurance company, requesting that the court compel the insurance company to enter into a contract with our German subsidiary. On April 28, 2009, the Court rejected these claims. Without renegotiated insurance contracts, and the ability to pay customary fitting fees to the ear, nose, and throat doctors, we expect that revenue from our German operation may decline between 50-75%. There is additional risk that the insurance companies that have renegotiated contracts may not renew them after their respective annual expirations. Germany represented 78% of European segment revenues and 95% of European segment operating profit for the year ended December 31, 2008, and 78% and 103%, respectively, for the three months ended March 31, 2009. We are considering alternatives available to us in response to this decision.

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

•

Our operations and performance depend on general economic conditions. The global economy is experiencing an economic downturn due to the crisis in credit markets, slower economic activity, concerns about inflation, increased energy costs, decreased consumer confidence, and other adverse business conditions. Such fluctuations in the global economy could cause, among others, deterioration and continued decline in consumer spending and increases in the cost of labor and materials.

•

The available wholesale market continues to shrink as our competitors implement forward integration strategies and buying groups limit the number of manufacturers with whom they do business. Therefore, we plan to continue to develop and potentially acquire additional distribution capacities.

Product Developments

We officially launched Sonic Touch™, our first receiver-in-the-canal (“RIC”) product family, in March 2009. RIC has become a very popular product type making up as much as one third of hearing aids sold in the United States. Touch represents a major step forward for us and the industry as a whole. In addition to its sophisticated design, incredibly small size and ease of use features, we believe Touch has the best moisture resistance of any RIC product on the market. Touch products incorporate many of the sound processing technologies present in our Velocity series of hearing solutions. Touch provides natural sound quality, superior noise reduction and the finest directionality, driven by our unique DIRECTIONALfocus technology. Touch is offered at three price points and available in a choice of five base colors and 15 accent color clips. The three Touch products are readily identified by the number of processing channels. Touch 6 has six channels and two programs, Touch 12 has 12 channels and three programs, and Touch 24 has 24 channels, four programs and voice alerts.

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

The ion family of products – ion 400, ion 200, and ion – continue to be an important part of our strategy to provide outstanding products in every market segment. ion 400, launched March 2008, offers premium features in the smallest open-fit product available on the market. The market is using open-fit products primarily to target the first-time hearing aid wearer, who currently represents 35% of the purchasers of hearing aids in the United States. The market for open-fit products has grown rapidly, as illustrated by the Hearing Industries Association (“HIA”) data. The BTE category, into which open-fit and RIC products fall, has seen continued growth in 2008, representing 55% of the units sold in the United States, up from 51% in 2007 and 44% in 2006

With the release of the Touch product series, we now have 13 active product families – Touch, Velocity 24, Velocity 12, Velocity 6, Velocity 4, ion 400, ion 200, ion, Balance, Applause, Natura Pro, Natura 2SE and Quartet.

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

In 2008, we had a number of entities in Europe which lacked sufficient market share to effectively compete in today’s environment. Therefore, we restructured and eliminated certain operations in 2008 centered mostly in Europe with the goal of streamlining processes, eliminating non-performing business units and focusing on profitable opportunities. On September 1, 2008, we sold one European operation and closed a second European operation. These are classified as discontinued operations in our Condensed Consolidated Statements of Operations.

Financial Results

Our loss from continuing operations of $16,923 for the period ended March 31, 2009, compared with a loss from continuing operations of $100 for the three months ended March 31, 2008, was primarily impacted by two items:

1.	Non-cash goodwill and definite-lived intangibles impairment charges of $14,658 as a result of an adverse legal decision in Germany.

2.	A softening in North American wholesale sales primarily resulting from the downturn in the economy and a market movement toward RIC products. We launched a RIC product family in March 2009.

Our sales and financial results for 2009 are expected to be driven by significant influences discussed below. We expect the following positive developments:

•	Launched a RIC product family, Touch, in March 2009 to address the growing demand for this type of product in the marketplace.

•	Launching a power BTE product in late 2009.

•	Focusing on improving the results of retail audiology practices we acquired in 2006, 2007 and 2008.

•

Implementation of cost savings initiatives in manufacturing, including lowering purchased component costs, lower personnel costs, outsourcing to lower cost geographies, and improving manufacturing efficiencies.

•

We will realize a full year of sales of new products launched in late 2008, specifically Velocity 24, 12, 6 and 4 and ion related products which will appeal to more consumers because of their competitive features and price points. We believe these products will assist our North American wholesale operation.

•	We will realize a full year impact as a result of our 2008 overhead and expense reduction initiative, primarily in Europe.

Offsetting these positive developments will be the following negative factor:

•

The likely material decline in sales in our German operations as a result of an inability to renegotiate contracts with some insurers. If we are unable to avoid a significant sales decline in Germany, we will experience further losses in 2009. Germany represented 78% of European segment revenues and 95% of European segment operating profit for the year ended December 31, 2008, and 78% and 103%, respectively, for the three months ended March 31, 2009.

The foreign exchange rate impact of the U.S. dollar versus the Euro and Australian dollar for 2009 is uncertain, and could have a significant impact on our profitability. Furthermore, we cannot predict the extent to which the current economic conditions may influence our results. We will continue to review our strategic alternatives in light of the adverse events in Germany and focus on reducing costs, strengthening cash flow, expanding distribution channels, enhancing customer service, improving product quality, launching new products, and improving operational efficiency.

The following table sets forth selected statement of operations information for the periods indicated expressed as a percentage of net sales.

	For the three months ended March 31,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	42.0	36.1

Gross profit	58.0	63.9
Selling, general and administrative expense	58.6	55.6
Research and development expense	8.1	7.1
Goodwill and definite-lived intangible impairment charges	60.0	—
Restructuring charges	—	1.6

Operating loss	(68.7)	(0.4)
Interest expense	(0.6)	(0.5)
Other income, net	0.4	1.5

Income (loss) before income taxes	(68.9)	0.6
Provision for income taxes	0.4	0.9

Loss from continuing operations	(69.3)	(0.3)
Loss from discontinued operations, net of income taxes	(0.2)	(1.4)

Net loss	(69.5%)	(1.7%)

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of the related sale. Net sales by reportable operating segment were as follows:

	Three months ended March 31,
	2009	2008	Change
Continuing operations
Net sales:
North America	$8,216	$11,893	(30.9%)
Europe	11,077	12,624	(12.3%)
Rest-of-World	5,139	6,933	(25.9%)

Total net sales	$24,432	$31,450	(22.3%)

The following table reflects the significant components of sales activity for the three months ended March 31, 2008 to the three months ended March 31, 2009.

	North America		Europe		Rest-of-World		Total
	$	%	$	%	$	%	$	%
Sales for the three months ended March 31, 2008	$11,893		$12,624		$6,933		$31,450
Organic growth (reduction)	(3,454)	(29.0%)	(196)	(1.6%)	84	1.2%	(3,566)	(11.3%)
Foreign currency	(223)	(1.9%)	(1,351)	(10.7%)	(1,878)	(27.1%)	(3,452)	(11.0%)

Sales for the three months ended March 31, 2009	$8,216	(30.9%)	$11,077	(12.3%)	$5,139	(25.9%)	$24,432	(22.3%)

Net sales from continuing operations of $24,432 for the three months ended March 31, 2009 decreased 22.3% from net sales from continuing operations of $31,450 for the three months ended March 31, 2008. The decrease was primarily due to the strengthening of the U.S. dollar, the challenging global economic environment and not having a RIC product which weakened our overall product line. We officially launched Touch, our RIC product line, in March 2009. The stronger U.S. dollar reduced sales by $3,452 or 11.0% when compared to the first quarter 2008.

North American net sales of $8,216 for the three months ended March 31, 2009 decreased 30.9% from the three months ended March 31, 2008 net sales of $11,893. North American sales were negatively impacted by the reduction in same-store-sales caused by the economy, as well as integration issues in our recently acquired businesses. We have slowed the pace of acquisitions for three reasons. First, most retail practices have lower profitability due to the current economic environment, and since our acquisition price is based on profits and cash flow, our offering prices are lower, which generally is not agreeable to the owner. Second, to give us time to assimilate previous acquisitions, drive efficiencies and improve profitability. Third, to conserve capital. The organic reduction was also caused by lower sales in our North American wholesale division which was impacted by the shift in the hearing aid market to a RIC type product and lower average selling prices. The RIC product is very similar to our ion, but the receiver is placed in the tube going to the ear instead of in the body of the device. There is no industry data to support the size of the RIC market, but we estimate it to be 25% or more of all products sold to independents in 2008. During late 2008, a buying group in our North American wholesale division added two other manufacturers to its line-up of products offered to its members. This buying group was 11.8% of North American sales in 2008 and carried a gross margin of approximately 30%. We believe that the launch of Touch in March 2009 should drive incremental sales from the second quarter 2009 forward.

European sales of $11,077 for the three months ended March 31, 2009 decreased 12.3% from the three months ended March 31, 2008 net sales of $12,624. European sales were impacted by the strengthening of the U.S. dollar against the Euro and the restructuring and elimination of certain operations (announced in the second quarter 2008). As a result of the restructuring actions in 2008, we outsourced one European division’s sales and administration functions, closed another European office, discontinued an unprofitable domiciliary European business, and sold retail stores in one European country that did not fit into our long-term strategy. These businesses had been losing approximately $1,000 per quarter when we announced this initiative in 2008, and as of the fourth quarter 2008 and the first quarter of 2009, after substantial completion of this initiative, we were operating at a modest profit. The surviving portion of these operations has lower sales. We have a legal change in reimbursement for our Germany business and it will impact the accounting going forward. Previously we billed the insurance company the full price of a hearing aid and included in the reimbursement was the doctor’s fee. Thus, we recorded the full reimbursement as revenue and the payment to the ear, nose, and throat doctors as a cost of sale. In the future, we will only bill for the hearing aid and the doctors will bill separately for their fitting services. Therefore, we will no longer record the doctor’s fees as revenue and cost of sales. The total cost of doctors fees recorded in 2008 as revenue and cost of sales using the March 31, 2009 Euro exchange rate was approximately $7,000. This would have increased our 2008 gross margin by 4.0% had it been in effect for all of 2008. As previously discussed, the German insurance companies’ failure to renegotiate contracts will negatively impact our future revenue in this business segment.

Rest-of-World sales of $5,139 for the three months ended March 31, 2009 decreased 25.9% from the three months ended March 31, 2008 sales of $6,933, as a result of a strengthening U.S. dollar against the Australian dollar slightly offset by a small increase in organic growth. The strengthening dollar accounted for a reduction of 27.1% in sales which was slightly offset by organic growth of 1.2%.

We generally have a 60 day return policy for wholesale hearing aid sales and 30 days for retail sales. Provisions for sales returns for continuing operations were $2,307, or 8.6% of gross hearing aid sales, and $2,905, or 8.5% of gross hearing aid sales from continuing operations, for the three months ended March 31, 2009 and 2008, respectively. The percentage increase was driven by higher U.S. wholesale return rates which we believe is a result of the slow U.S. economy wherein customers return unsold inventory rather than pay for it, partially offset by lower retail returns. Retail sales are recognized after fitting and “acceptance,” which results in lower return rates, whereas in wholesale, revenue is recognized on shipment and a reserve is established for expected returns. We continue to increase retail sales as a percentage of our total sales resulting in lower return rates. We believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations.

Gross Profit. Cost of sales primarily consists of manufacturing costs, royalty expenses, quality costs and costs associated with product remakes and repairs (warranty). Gross profit and gross margin by reportable operating segment were as follows:

	Three months ended March 31,
	2009		2008
Continuing operations
Gross profit:
North America	$4,299	52.3%	$7,588	63.8%
Europe	6,527	58.9%	7,423	58.8%
Rest-of-World	3,337	64.9%	5,071	73.1%

Total gross profit	$14,163	58.0%	$20,082	63.9%

Gross profit from continuing operations of $14,163 for the three months ended March 31, 2009 decreased 29.5% from the quarter ended March 31, 2008 gross profit of $20,082 and gross margin decreased from 63.9% in 2008 to 58.0% in 2009 primarily as a result of the strengthening of the U.S. dollar, lower overall sales and lower average selling prices in North America.

North American gross margin decreased from 63.8% for the three months ended March 31, 2008 to 52.3% for the three months ended March 31, 2009 primarily as a result of lower average selling prices in North America wholesale as a result of the economic environment and not having a RIC product which weakened our over-all product line, partially offset by a higher mix of retail sales. Retail sales carry a higher gross margin than our wholesale sales.

European gross margin increased slightly from 58.8% for the three months ended March 31, 2008 to 58.9% for the three months ended March 31, 2009 due to a higher mix of retail sales and lower wholesale sales. The restructured operations were mostly wholesale operations with high volumes and low gross margins and now with sales lower in these operations, we have an increase in our gross margin. Sales in Europe are significantly weighted to the model where we sell through the Ear, Nose and Throat physician. As discussed in the revenue section, we have a legal change in reimbursement for our ear, nose, and throat doctors in Germany which will mean we will no longer record the doctor’s fees as revenue and cost of sales. The total cost of doctors fees recorded in 2008 as revenue and cost of sales using the March 31, 2009 Euro exchange rate was approximately $7,000. This would have increased our 2008 gross margin by 4.0% had it been in effect for all of 2008. The projected reduction of revenue in Germany due to insurance companies’ failure to renegotiate contracts will also negatively impact our gross margin in this business segment.

Rest-of-World gross margin decreased from 73.1% for the three months ended March 31, 2008 to 64.9% for the three months ended March 31, 2009 as a result of lower average selling prices in retail, and most significantly due to the recent weakening of the Australian dollar which had a negative impact on reported sales, gross margin and operating expenses as we source most of our cost of sales in U.S. dollars.

Provisions for warranty for continuing operations decreased from $869 for the three months ended March 31, 2008 to $735 for the three months ended March 31, 2009 primarily due to a decrease in North American sales volume, a decline in the rate at which our products need repair in the warranty period, shortening of warranty periods, a stronger U.S. dollar, and a product mix shift towards standard products which generally carry a lower warranty cost than custom devices.

Selling, General and Administrative. Selling, general and administrative expense primarily consists of wages and benefits for sales and marketing personnel, sales commissions, promotions and advertising, marketing support, distribution and administrative, stock compensation, and depreciation and amortization expenses.

Selling, general and administrative expense in dollars and as a percent of sales by reportable operating segment was as follows:

	Three months ended March 31,
	2009		2008
Continuing operations
Selling, general and administrative:
North America	$7,533	91.7%	$8,680	73.0%
Europe	3,688	33.3%	4,537	35.9%
Rest-of-World	3,100	60.3%	4,276	61.7%

Total selling, general and administrative	$14,321	58.6%	$17,493	55.6%

The following table reflects the components of selling, general and administrative expense for the three months ended March 31, 2008 to the three months ended March 31, 2009.

	North America		Europe		Rest-of-World		Total
	$	%	$	%	$	%	$	%
Selling, general and adminstrative expenses for the three months ended March 31, 2008	$8,680		$4,537		$4,276		$17,493
Organic growth (reduction)	(1,081)	(12.5%)	(349)	(7.7%)	(49)	(1.1%)	(1,479)	(8.5%)
Foreign currency	(66)	(0.7%)	(500)	(11.0%)	(1,127)	(26.4%)	(1,693)	(9.6%)

Selling, general and adminstrative expenses for the three months ended March 31, 2009	$7,533	(13.2%)	$3,688	(18.7%)	$3,100	(27.5%)	$14,321	(18.1%)

Selling, general and administrative expense for the three months ended March 31, 2009 of $14,321 decreased by $3,172 or 18.1%, from the three months ended March 31, 2008 level of $17,493. Selling general and administrative expenses decreased due to the impact of our 2008 restructuring actions and ongoing cost control initiatives, and the strengthening of the U.S. dollar.

North American selling, general and administrative expense for the three months ended March 31, 2009 declined from the three months ended March 31, 2008 primarily as a result of targeted cost cutting efforts related to marketing, our annual hearing industry convention, and wages and benefits.

European selling, general and administrative expenses decreased for the three months ended March 31, 2009 from the three months ended March 31, 2008 principally as a result of the 2008 restructuring actions and the strengthening of the U.S. dollar.

Rest-of-World selling, general and administrative expense decreased for the three months ended March 31, 2009 from the three months ended March 31, 2008 resulting primarily from the strengthening of the U.S. dollar against the Australian dollar.

Research and Development. Research and development expense primarily consists of wages and benefits for research and development, engineering, regulatory and clinical personnel and also includes consulting, intellectual property, clinical studies and engineering support costs. Research and development expense of $1,979, or 8.1% of net sales, for the three months ended March 31, 2009 decreased $246, or 11.1%, over the research and development expense of $2,225, or 7.1% of net sales, for the three months ended March 31, 2008. We expect 2009 full year research and development expense to approximate 2008 full year levels.

Restructuring and impairment charges. As a result of the German court decision previously described, we recognized a goodwill impairment charge of $14,205 and a trade name impairment of $453, resulting in a total charge of $14,658 in the first quarter of 2009 related to our German operation.

In the first quarter 2008, we recorded $565 in restructuring charges, of which $501 related to continuing operations, as we began our efforts to reduce expenses and focus management and resources on those markets that provide the greatest opportunity for increased profitability.

Interest Expense and Other Income, net. Interest expense was lower for the three months ended March 31, 2009 as compared to the comparable prior year period due to payments made on outstanding loans. Other income, net, primarily consists of foreign currency gains and losses, interest income and other non-operating gains and losses. Other income of $108 for the three months ended March 31, 2009 compared to Other income of $483 for the three months ended March 31, 2008. The first quarter 2009 had lower interest income due to a lower investment balance, lower interest rates, and a basically flat foreign exchange result due to our hedging activities, whereas the first quarter 2008 had a significant foreign currency gain on revaluation of un-hedged intercompany balances. We anticipate interest income to approximate interest expense through the balance of 2009.

Provision for Income Taxes. In some jurisdictions net operating loss carry-forwards reduce or offset the provision for income taxes. We had an income tax provision for the three months ended March 31, 2009 of $96 from continuing operations compared to an income tax provision of $294 for the three months ended March 31, 2008 from continuing operations. The current and prior year income tax provisions were principally the result of pre-tax profits in foreign geographies, alternative minimum tax in the U.S., amortization of goodwill, and state taxes. Income taxes on profits in the U.S. and a number of our foreign subsidiaries are currently negated by our net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows for the quarters ended March 31, 2009 and 2008 are summarized as follows:

	For the three months ended March 31,
	2009	2008
Net cash provided by operating activities from continuing operations	$40	$74
Net cash provided by (used in) discontinued operations	94	(680)

Net cash provided by (used in) operating activities	134	(606)
Net cash used in investing activities	(1,234)	(4,457)
Net cash used in financing activities	(2,196)	(1,793)
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(192)	235
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	(15)	—

Net decrease in cash and cash equivalents	(3,503)	(6,621)
Cash and cash equivalents, beginning of the period	13,129	15,214

Cash and cash equivalents, end of the period	$9,626	$8,593

Net cash provided by operating activities from continuing operations was $40 for the three months ended March 31, 2009. Negative cash flow resulted from a net loss of $16,968 and was positively affected by certain non-cash expenses including a goodwill and trade name impairment of $14,658 relating to our German operation, depreciation and amortization of $1,047, stock-based compensation of $468, and the amortization of discounts on long-term debt of $46, foreign currency losses of $200, and deferred income taxes of $13. Positive operating cash flow also resulted from a decrease in accounts receivables of $905 primarily due to collection efforts in the first quarter of 2009; an increase in accounts payable, accrued expenses and deferred revenue of $1,195; and a decrease in prepaid expenses and other assets of $126. These positive cash flow items were partially offset by an increase in inventory of $1,477 for new product launches; a decrease of accrued restructuring liabilities of $189; and withholding taxes remitted on share-based awards of $29.

Net cash provided by operating activities of discontinued operations was $94 for the three months ended March 31, 2009.

Net cash provided by operating activities from continuing operations was $74 for the three months ended March 31, 2008. Negative cash flow resulted from a net loss from continuing operations of $532 and was positively affected by certain non-cash expenses including depreciation and amortization of $1,178, stock-based compensation of $468, and the amortization of discounts on long-term debt of $95, partially offset by foreign currency gains of $139. Positive operating cash flow also resulted from a decrease in inventory of $1,104, which was primarily the result of the decrease in inventory after the build-up for new product launches; and an increase in accrued restructuring of $428. These positive cash flow items were offset by an increase in accounts receivable of $1,502, which was the result of higher sales in the first quarter of 2008 over the fourth quarter of 2007 and the timing of payments; an increase in prepaid expenses and other assets of $725 as a result of marketing related activities and prepaid insurance; a decrease in accounts payable, accrued expenses and deferred revenue for $576 and withholding taxes remitted on share-based awards of $157.

Net cash used in operating activities from discontinued operations was $680 for the three months ended March 31, 2008.

Net cash used in investing activities from continuing operations of $1,234 for the three months ended March 31, 2009 resulted from the purchase of property and equipment of $738 and net customer advances of $496.

Net cash used in investing activities from continuing operations of $4,468 for the three months ended March 31, 2008 resulted from payments related to acquisitions of retail audiology practices for $2,885, the purchase of property and equipment of $575, and customer advances of $1,008.

Net cash provided by discontinued operations in investing activities was $11 for the three months ended March 31, 2008.

Net cash used in financing activities from continuing operations of $2,196 for the three months ended March 31, 2009 resulted from increases in restricted cash and cash equivalents of $64 and principal loan payments of $2,152, partially offset by proceeds from the exercise of stock options of $20.

Net cash used in financing activities from continuing operations of $1,793 for the three months ended March 31, 2008 resulted from increases in restricted cash and cash equivalents of $27 and principal loan payments of $1,774, partially offset by proceeds from the exercise of stock options of $8.

Our cash and cash equivalents, including restricted amounts, totaled $9,974 as of March 31, 2009. We may make settlement payments regarding our disputes with various parties as described in legal proceedings. Additionally, in April 2009 we have drawn $2,750 on our revolving credit facility, whereas approximately $3,000 was available at the time of borrowing based on U.S. tangible asset balances, with another $800 available upon completion of an audit of our inventory. We expect to have future additional borrowing capacity based on higher outstanding U.S. receivable balances as a result of the launch of our Touch product family. We expect heavy cash flow usage in the second quarter of 2009 as a result of scheduled debt payments, the Touch launch, and an annual hearing industry convention. We would then expect our cash flows to be stronger in the third and fourth quarters of 2009; however this will depend, to a significant degree, on the outcome of our situation in Germany.

The revolving credit facility contains a clause that we will not suffer any EBITDA loss in excess of $1,000 on a rolling twelve-month period. Although not specifically addressed in the debt agreement, the bank has excluded goodwill impairment charges from this calculation in the past, and we would anticipate that it will also exclude the Germany impairment charge from the EBITDA calculation. Both the revolving credit facility and the German bank debt have a customary material adverse change clause that allows the banks to call the loans, if invoked. We are taking actions to address this matter and we anticipate that the banks will be satisfied with our actions.

We believe that our cash and cash equivalents balance, along with cash flows from operations, and our available revolving credit facility will be adequate to meet our operating, working capital and investment requirements for the next year.

Contractual Obligations

As of March 31, 2009, we had unrecognized tax benefits of $225 of which $174 is recorded as a liability and which could result in cash outlays in the event of unfavorable taxing authority rulings.

There have been no material changes to our contractual obligations outside the ordinary course of business since December 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 141(R), “Business Combinations,” effective for fiscal years beginning after December 15, 2008. This standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of SFAS (141) effective January 1, 2009 did not have a material impact on our consolidated financial statements.

Also in December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” effective for fiscal years beginning after December 15, 2008. This standard requires all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the condensed consolidated financial statements. The adoption of SFAS 160 effective January 1, 2009 did not have a material impact on our condensed consolidated financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FASB Interpretation (“FIN”) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FAS 133 and FIN 45; and Clarification of the Effective Date of FAS161.” This FSP became effective for us during the fourth quarter of 2008. We held forward contract hedges on €4,300 ($5,678) and Australian $1,300 ($888) at March 31, 2009. We recognized an unrealized gain of $20 at March 31, 2009. The unrecognized gain is recorded in Other income, net in the Condensed Consolidated Statements of Operations, and in Prepaid expenses and other in the Condensed Consolidated Balance Sheets. The contracts will expire in the second quarter of 2009. Effective in the second quarter 2008, we entered into an interest rate swap agreement. The contract effectively fixes the interest rate of the long term debt associated with the German acquisition at 9.59%.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk. We generally invest our cash in money market funds and corporate debt securities. These are subject to minimal credit and market risk considering that they are short-term (expected maturities of 18 months or less from date of purchase) and provided that we hold them to maturity, which is our intention. As of March 31, 2009, we had $4,827 held in commercial money market instruments that carry an effective fixed interest rate of 0.70%. The interest rates on our customer advances approximate the market rates for comparable instruments and are fixed.

As of March 31, 2009 we had $2,641 in long-term bank debt that bears interest at a rate of the EURIBOR rate plus four percent. The debt was amended on June 13, 2008 to release the requirement of a stand-by letter of credit which was supported by restricted cash of U.S. dollar $5,194 and to incorporate an interest rate swap agreement to fix the rate at 9.59%.

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

Our foreign exchange forward contracts generally mature in three months or less from the contract date. We held forward contract hedges on €4,300 ($5,678) and Australian $1,300 ($888) at March 31, 2009. We recognized an unrealized gain of $20 at the period ending March 31, 2009. The unrecognized gain is recorded in Other income, net in the Condensed Consolidated Statements of Operations, and in Prepaid expenses and other in the Condensed Consolidated Balance Sheets. The contracts will expire in the second quarter of 2009.

Effective in the second quarter 2008, we entered into an interest rate swap agreement. The contract effectively fixes the interest rate of the long term debt associated with the German acquisition at 9.59%.

Foreign Currency Risk. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S., and from intercompany account balances between our U.S. parent and our non-U.S. subsidiaries. In the first three months ended March 31, 2009, approximately 62.6% of our net sales and 40.5% of our operating expenses were denominated in currencies other than the U.S. dollar. Inventory purchases were transacted in U.S. dollars. The local currency of each foreign subsidiary is considered the functional currency, and revenue and expenses are translated at average exchange rates for the reported periods. Therefore, our foreign sales and expenses will be higher in a period in which there is a weakening of the U.S. dollar and will be lower in a period in which there is a strengthening of the U.S. dollar. The Australian dollar and Euro are our most significant foreign currencies. Given the uncertainty of exchange rate fluctuations and the varying performance of our foreign subsidiaries, we cannot estimate the affect of these fluctuations on our future business, results of operations and financial condition. Fluctuations in the exchange rates between the U.S. dollar and other currencies could effectively increase or decrease the selling prices of our products in international markets where the prices of our products are denominated in U.S. dollars. We regularly monitor our foreign currency risks and may take measures to reduce the impact of foreign exchange fluctuations on our operating results. To date, we have not used derivative financial instruments for hedging, trading or speculating on foreign currency exchange, except to hedge intercompany balances in 2008 and for the period ending March 31, 2009.

For the three months ended March 31, 2009 and 2008, average currency exchange rates to convert one U.S. dollar into each local currency for which we had sales of over $5,000 by quarter were as follows:

	2009	2008
Euro	0.77	0.67
Australian dollar	1.51	1.11

ITEM 4.	CONTROLS AND PROCEDURES

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

In February 2006, the former owners of Sanomed, which we acquired in 2003, filed a lawsuit in German civil court claiming that certain deductions made by us against certain accounts receivable amounts and other payments remitted to the former owners were improper. The former owners seek damages in the amount of approximately €2.6 million ($3.4 million). We filed our statement of defense in April 2006 and oral arguments were held in August 2006 with the court asking the parties to attempt to settle the matter. Settlement discussions failed and the parties agreed to proceed to a court hearing. In addition, as part of the Sanomed purchase agreement the former owners were entitled to contingent consideration based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to contingent consideration irrespective of the achievement of the revenue milestones. Two of the former owners filed suit against us claiming that they are entitled to their full remaining contingent consideration of approximately €1.6 million ($2.1 million). In 2006, we recorded a judgment relating to one of the former owners of approximately $0.6 million plus court fees. In 2007, we appealed this judgment and subsequently settled for approximately half the previous judgment. The remaining former owner’s contingent consideration claim against us for approximately €1.1 million ($1.5 million) plus interest was dismissed in July 2008, with the German court rendering its decision in favor of us. The former owner has appealed that decision. We strongly deny the allegations contained in the Sanomed lawsuits and intend to defend our position vigorously; however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect on us. We establish liabilities when a particular contingency is probable and estimable. For certain contingencies noted above, we have accrued amounts considered probable and estimable.

As discussed previously, the Social Court in Hamburg, Germany rejected our German subsidiary’s lawsuit seeking to compel German insurance companies to renegotiate contracts with our German subsidiary. We are considering alternatives available to us, including additional legal options which we may pursue.

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

ITEM 1-A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1-A, “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the year ended December 31, 2008 which could materially affect our business, results of operations and financial position. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations and financial position.

Legislation passed by the Federal Council of Germany in November 2008 and which became effective on April 1, 2009, changed the reimbursement methodology related to hearing aid sales, requiring our German subsidiary to renegotiate its contracts with insurance companies. We believed that over the last four months our German subsidiary was making good progress, having successfully renegotiated contracts representing approximately 27% of our Germany revenue, with an expectation that nearly all of the revenue would be under contract. However, on April 1, 2009, we were notified by one large insurance company representing 25% of our Germany revenue that despite several months of favorable negotiations, due to “political headwinds,” they were refusing to enter into a contract; therefore, our German subsidiary filed a lawsuit in the Social Court in Hamburg, Germany against this insurance company, requesting that the court compel the insurance company to enter into a contract with our German subsidiary. On April 28, 2009, the Court rejected these claims. Without renegotiated insurance contracts, and the ability to pay customary fitting fees to the ear, nose, and throat doctors, we expect that revenue from our German operation may decline between 50-75%. There is additional risk that the insurance companies that have renegotiated contracts may not renew them after their respective annual expirations. Germany represented 78% of European segment revenues and 95% of European segment operating profit for the year ended December 31, 2008, and 78% and 103%, respectively, for the three months ended March 31, 2009. We are considering alternatives available to us in response to this decision.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of stockholders was held on May 7, 2009. There were four items of business voted upon by our stockholders:

1.	To elect two (2) directors for a three-year term;

2.	To ratify the appointment of PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) as our independent registered public accounting firm for the fiscal year ending December 31, 2009;

3.	To approve an amendment to our Amended and Restated Certificate of Incorporation to change our name to Otix Global, Inc.;

4.	To approve an amendment to our Amended and Restated Certificate of Incorporation to effect a one-for-five reverse split of our common stock, together with a corresponding reduction in the number of authorized shares of our common stock;

Directors elected at the meeting and voting were as follows:

Director	For	Withheld
Cherie M. Fuzzell	20,915,428	844,544
Lawrence C. Ward	21,313,884	446,088

Other directors whose terms of office continued after the meeting were: James M. Callahan, Craig L. McKnight, Robert W. Miller, Kevin J. Ryan, and Samuel L. Westover.

In accordance with its charter, the Audit Committee selected PricewaterhouseCoopers, an independent registered public accounting firm, to audit our consolidated financial statements for year ending December 31, 2009. The stockholders ratified the appointment of PricewaterhouseCoopers as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

The stockholders approved the amendment to our Amended and Restated Certificate of Incorporation to change our name to Otix Global, Inc.

The stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to effect a one-for-five reverse split of our common stock, together with a corresponding reduction in the number of authorized shares of our common stock. The board will implement this resolution if and when it deems appropriate.

ITEM 6.	EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit #	Description

10.1	Determination of a Material Charge for Impairment to a Company’s Assets (filed on our Form 8-K on April 29, 2009 and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2009

/s/ MICHAEL M. HALLORAN
Michael M. Halloran
Vice President and Chief Financial Officer