Form 10-Q
period 2009-06-30
OTIX GLOBAL, INC.
filed 2009-08-10
CIK 1105982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-30335

OTIX GLOBAL, INC.

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

As of August 4, 2009, there were 27,702,217 shares of the registrant’s $0.001 par value common stock outstanding.

OTIX GLOBAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OTIX GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$8,633	$13,129
Restricted cash and cash equivalents	64	284
Accounts receivable, net of allowance for doubtful accounts of $1,337 and $1,497	17,280	17,524
Inventories	12,756	10,129
Prepaid expenses and other	4,011	4,114

Total current assets	42,744	45,180
Property and equipment, net of accumulated depreciation and amortization of $18,489 and $20,641	7,711	6,869
Definite-lived intangible assets, net	7,219	8,504
Indefinite-lived intangible assets	7,168	7,242
Goodwill	21,437	35,564
Other assets	3,962	3,587

Total assets	$90,241	$106,946

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,938	$4,673
Payable for earn-out on acquisitions	417	417
Accounts payable	7,974	7,562
Accrued payroll and related expenses	4,475	4,488
Accrued restructuring	977	848
Accrued warranty	4,013	3,727
Deferred revenue	4,349	4,158
Other accrued liabilities	4,438	4,411

Total current liabilities	32,581	30,284
Long-term debt, net of current portion	1,241	2,182
Deferred revenue, net of current portion	5,560	5,460
Other liabilities	709	1,109

Total liabilities	40,091	39,035
Shareholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; zero issued and outstanding	—	—
Common stock, $0.001 par value; 70,000 shares authorized; 27,702 and 27,544 shares issued and outstanding, respectively	29	29
Additional paid-in-capital	144,753	143,965
Accumulated deficit	(98,452)	(78,892)
Accumulated other comprehensive income	7,593	6,582
Treasury stock; 974 shares at cost	(3,773)	(3,773)

Total shareholders’ equity	50,150	67,911

Total liabilities and shareholders’ equity	$90,241	$106,946

See accompanying notes to condensed consolidated financial statements.

OTIX GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net sales	$25,420	$34,837	$49,852	$66,287
Cost of sales	9,956	13,020	20,225	24,388

Gross profit	15,464	21,817	29,627	41,899
Selling, general and administrative expense	15,298	19,507	29,619	37,000
Research and development expense	1,929	2,157	3,908	4,382
Goodwill and definite-lived intangibles impairment charges	—	—	14,658	—
Restructuring charges	525	828	525	1,329

Operating loss	(2,288)	(675)	(19,083)	(812)
Interest expense	(137)	(182)	(277)	(364)
Other income (expense), net	(22)	98	86	611

Loss before income taxes	(2,447)	(759)	(19,274)	(565)
Provision for income taxes	180	295	276	589

Loss from continuing operations	(2,627)	(1,054)	(19,550)	(1,154)
Income (loss) from discontinued operations, net of income taxes	35	(2,948)	(10)	(3,380)

Net loss	$(2,592)	$(4,002)	$(19,560)	$(4,534)

Basic and diluted loss per common share:
Continuing operations	$(0.09)	$(0.04)	$(0.71)	$(0.04)
Discontinued operations	—	(0.11)	—	(0.13)

Net loss	$(0.09)	$(0.15)	$(0.71)	$(0.17)

Weighted average number of common shares outstanding:
Basic and diluted	27,667	27,336	27,626	27,093

See accompanying notes to condensed consolidated financial statements.

OTIX GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(19,560)	$(4,534)
Loss from discontinued operations, net of tax	10	3,380
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,046	2,484
Stock-based compensation	808	989
Foreign currency (gain) loss, net	160	(280)
Deferred income taxes	(10)	—
Imputed interest on long-term debt	76	184
Non-cash restructuring charge	—	211
Goodwill and definite-lived intangible impairment charges	14,658	—
Loss on disposal of long-lived assets	—	132
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	410	1,745
Inventories	(2,145)	925
Other assets	380	110
Withholding taxes remitted on share-based awards	(37)	(215)
Accrued restructuring	208	844
Accounts payable, accrued expenses and deferred revenue	(57)	(1,112)

Net cash provided by (used in) operating activities from continuing operations	(3,053)	4,863
Net cash provided by (used in) discontinued operations	22	(1,004)

Net cash provided by (used in) operating activities	(3,031)	3,859
Cash flows from investing activities:
Acquisitions of businesses and contingent consideration, net of cash acquired	—	(3,270)
Purchase of property and equipment	(1,706)	(1,293)
Customer advances, net	(358)	(2,014)

Net cash used in investing activities from continuing operations	(2,064)	(6,577)
Net cash provided by discontinued operations in investing activities	—	11

Net cash used in investing activities	(2,064)	(6,566)
Cash flows from financing activities:
Proceeds from exercise of stock options and tax collected on restricted stock	20	8
Reduction in cash and cash equivalents used to collateralize letter or credit	261	5,215
Proceeds from borrowing on line of credit	2,750	—
Principal payments on long-term loans	(2,492)	(3,080)

Net cash provided by financing activities	539	2,143
Effect of exchange rate changes on cash and cash equivalents from continuing operations	70	251
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	(10)	2

Effect of exchange rate changes on cash and cash equivalents	60	253
Net decrease in cash and cash equivalents	(4,496)	(311)
Cash and cash equivalents, beginning of the period	13,129	15,214

Cash and cash equivalents, end of the period	$8,633	$14,903

Supplemental cash flow information:
Cash paid for interest expense	$206	$311
Cash paid for income taxes	889	522

See accompanying notes to condensed consolidated financial statements.

OTIX GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1. BASIS OF PRESENTATION

Otix Global, Inc. (“the Company” or “Otix”) was previously named Sonic Innovations, Inc. (“Sonic”). At the May 2009 annual meeting, the shareholders of Sonic voted to change the name to Otix Global, Inc. The change was to create a holding company that will allow the Sonic Innovations brand and Sonic’s other brands to operate independently from each other. Sonic will continue as a company and brand, developing and distributing leading hearing instruments and services, and Otix will serve as the parent company of Sonic and Sonic’s other legal entities.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results that may be expected for the full year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sonic Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the U.S. Securities and Exchange Commission (“SEC”).

On September 1, 2008, the Company sold one European operation and closed a second European operation. As of June 30, 2009, there were no material balances related to these operations remaining in the Condensed Consolidated Balance Sheets. These operations have been classified as discontinued operations in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008.

As further discussed in Note 2, in June 2009, the German government passed a law that became effective July 23, 2009. The key implication to the Company’s business model was to impose additional costs on the doctors and insurance companies that conduct business with the Company’s German operation. The Company is currently renegotiating contracts in light of the new legislative requirements and is working to contract with other insurance companies as well. The lack of signed insurance contracts and the imposition of new and costly requirements on the ENT doctors and the insurance companies are expected to put further strain on sales beyond what the Company experienced in the second quarter of 2009. The long term prospects for the Company’s German subsidiary remain uncertain. The German situation will impact the Company’s liquidity, as well as other factors including, general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Principles of Consolidation. The condensed consolidated financial statements include the accounts of Otix and its wholly owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation.

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$2,070	$2,486	$1,994	$2,389
Provisions	2,028	2,986	4,335	5,896
Returns processed	(2,032)	(2,966)	(4,263)	(5,779)

Balance, end of period	$2,066	$2,506	$2,066	$2,506

For the three months ended June 30, 2009 and 2008, sales to the Australian Government’s Office of Hearing Services, a division of the Department of Health and Aging, accounted for 13.1% and 11.9%, respectively, of the Company’s consolidated net sales. For the six months ended June 30, 2009 and 2008, such sales accounted for 12.7% and 11.8%, respectively. No other customer accounted for 10% or more of consolidated net sales.

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

Accrued warranty costs were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$3,572	$4,724	$3,727	$5,249
Provisions	1,457	1,227	2,192	2,096
Costs incurred	(1,016)	(1,301)	(1,906)	(2,695)

Balance, end of period	$4,013	$4,650	$4,013	$4,650

Cash Equivalents. The Company considers all short-term investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2009 and December 31, 2008, cash equivalents consisted of money market funds totaling $4,878 and $8,001, respectively. As of June 30, 2009 and December 31, 2008, the Company had pledged $64 and $284 of cash and cash equivalents, respectively, as a security deposit for banking arrangements.

Fair Value Measurements. Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) SFAS 157, “Fair Value Measurements” (“SFAS 157”) with respect to its financial assets and liabilities and for applicable non-financial assets and non-financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The Company’s money market funds totaling $4,878 and hedging instruments on intercompany balances totaling $6 as of June 30, 2009 were considered to have level 1 observable inputs and are recorded at fair value.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of FASB Statement 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), as well as the method(s) and significant assumptions used to estimate the fair value of those financial instruments. The Company has adopted the provisions of FSP FAS 107-1 and APB 28-1 by including the required additional financial statement disclosures as of June 30, 2009. The adoption of FSP FAS 107-1 and APB 28-1 had no impact on the Company’s financial position or results of operations.

Derivative Instruments and Hedging Activities. The Company follows SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), as amended, and SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement 133” (“SFAS 161”) for its derivative and hedging activities.

In March 2008, the FASB issued SFAS 161, which is effective for fiscal years beginning after November 15, 2008. SFAS 161 amends SFAS 133 and requires enhanced disclosures about a company’s derivative and hedging activities. The adoption of this standard did not have material impact on our financial statements.

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

The Company uses foreign currency forward contracts to manage the foreign exchange risk associated with its intercompany balances. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of the foreign currency-denominated intercompany balances change. Foreign currency forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. The Company entered into two foreign currency forward contracts during the three months ended June 30, 2009. The Company held forward contract hedges on €2,000 ($2,809) and Australian $2,400 ($1,931) at June 30, 2009. As of June 30, 2009, the Company recognized an unrealized gain of $6 in connection with its foreign currency forward contracts. The unrecognized gain is recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations, and in Prepaid expenses and other in the Condensed Consolidated Balance Sheets. The contracts will expire in the third quarter of 2009.

The Company has variable-rate debt related to its German operations. These obligations expose the Company to variability in interest payments and therefore fluctuations in interest expense and cash flows due to changes in interest rates. Interest rate swap contracts are used in the Company’s risk management activities in order to minimize significant fluctuations in earnings that are caused by interest rate volatility. Interest rate swaps involve the exchange of variable-rate interest payments for fixed-rate interest payments based on the contractual underlying notional amount. Gains and losses on the interest rate swaps that are linked to the debt being hedged are expected to substantially offset this variability in earnings. Effective in the second quarter 2008, the Company entered into an interest rate swap agreement. The contract effectively fixes the interest rate of the long term debt associated with the German acquisition at 9.59%. The fair value of the Company’s debt obligations approximates the carrying value as of June 30, 2009.

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

	June 30, 2009	December 31, 2008
Raw materials and components	$4,438	$4,445
Work in progress	84	218
Finished goods	8,234	5,466

Total	$12,756	$10,129

Inventory reserves were $1,157 and $1,343 as of June 30, 2009 and December 31, 2008, respectively.

Comprehensive Loss. Comprehensive loss includes net loss plus the results of certain changes in shareholders’ equity that are not reflected in the results of operations. Comprehensive loss consisted solely of changes in foreign currency translation adjustments, which were not adjusted for income taxes as they related to specific indefinite investments in foreign subsidiaries and net loss.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net loss	$(2,592)	$(4,002)	$(19,560)	$(4,534)
Foreign currency translation adjustments	2,430	648	1,011	2,653

Comprehensive loss	$(162)	$(3,354)	$(18,549)	$(1,881)

Stock-Based Compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the employee requisite service period. For further information, refer to the footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.

Share-based compensation expense pertaining to stock options and restricted stock awards was $340 and $521 for the three months ended June 30, 2009 and 2008, respectively. Share-based compensation expense pertaining to stock options and restricted stock awards was $808 and $989 for the six months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2009 and 2008, respectively, share-based compensation expense of $48 and $45 was recorded in cost of sales, $246 and $389 in selling general and administrative expense and $46 and $87 in research and development expense. For the six months ended June 30, 2009 and 2008, respectively, share-based compensation expense of $101 and $84 was recorded in cost of sales, $588 and $741 in selling, general and administrative expense and $119 and $164 in research and development expense. In addition, share-based compensation expense pertaining to stock options and restricted stock awards of $38 was recognized in connection with the Company’s restructuring activities which were recorded as a component of the restructuring charges recorded as of June 30, 2008.

During the three months ended June 30, 2009, the Company granted 54 restricted stock awards to members of the board of directors with an aggregate fair value of $33. The Company did not grant any stock options or stock awards in the first quarter of 2009. During the three months ended June 30, 2008, the Company granted 63 restricted stock awards to members of the board of directors with an aggregate fair value of $246. During the six months ended June 30, 2008, the Company granted 560 stock option awards to employees with an aggregate fair value of $1,382. The fair value of options issued during the six months ended June 30, 2008 was estimated on the date of grant based on a risk free rate of return of 3.9%, an expected dividend yield of 0.0%, volatility of 58.3%, and an expected life of 5 years. During the six months ended June 30, 2008, the Company granted 76 restricted stock awards to employees with an aggregate fair value of $368.

As June 30, 2009, there was $1,386 and $1,156 of unrecognized share-based compensation expense relating to options and restricted stock awards that will be recognized over a weighted-average period of 2.4 and 2.9 years, respectively.

Loss Per Common Share. Basic loss per common share is calculated based upon the weighted average shares of common stock outstanding during the period. Diluted loss per share is calculated based upon the weighted average number of shares of common stock outstanding, plus the dilutive effect of common stock equivalents calculated using the treasury stock method.

Antidilutive common stock equivalents of 3,218 and 3,271 for the three months ended June 30, 2009 and six months ended June 30, 2009, respectively were excluded from the diluted loss per share calculation. Antidilutive common stock equivalents and restricted stock of 4,311 and 3,868 for the three months ended June 30, 2008 and the six months ended June 30, 2008, respectively, were excluded from the diluted loss per share calculation.

Income Taxes. In some jurisdictions net operating loss carry-forwards reduce or offset tax provisions. The Company’s income tax provision for the three months ended June 30, 2009 and 2008 was $180 and $295, respectively and for the six months ended June 30, 2009 and 2008 was $276 and $589, respectively. The current year income tax provision was principally the result of pre-tax profits in certain foreign geographies, alternative minimum tax in the U.S., amortization of goodwill, and state taxes. Income taxes on profits in the U.S. and a number of our foreign subsidiaries are currently negated by our net operating loss carry-forwards.

Recent Accounting Pronouncements. In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” (“SFAS 141(R)”) effective for fiscal years beginning after December 15, 2008. This standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of SFAS 141 (R) did not have a material impact on the condensed consolidated financial statements.

Also in December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”) effective for fiscal years beginning after December 15, 2008. This standard requires all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the condensed consolidated financial statements. The adoption of SFAS 160 effective January 1, 2009 did not have a material impact on the condensed consolidated financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements. The Company evaluated the effects of all subsequent events from the end of the second quarter through August 7, 2009, the date the Company filed its financial statements with the SEC.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement 162” (“SFAS 168”), which became the source of authoritative non-SEC U.S. GAAP for nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 will have a material impact on its consolidated financial statements.

2. INTANGIBLE ASSETS

Definite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Goodwill represents the excess of the cost of businesses acquired over the fair value of the assets acquired and liabilities assumed. In accordance with the provisions of SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company does not amortize goodwill, but tests it for impairment annually using a fair value approach at the “reporting unit” level. In accordance with SFAS 142 paragraph 30, a reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by senior management. However, components are aggregated as a single reporting unit if they have similar economic characteristics.

SFAS 142 also stipulates that goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below the carrying amount. To measure the amount of an impairment loss, SFAS 142 prescribes a two-step method. The first step requires the Company to determine the fair value of the reporting unit and compare that fair value to the net book value of the reporting unit. The fair value of the reporting unit is determined using the income approach (discounted cash flow analysis). The Company also considers market information (market approach) when such information is available to validate the more detailed discounted cash flow calculations. Market information typically includes the Company’s general knowledge of sale transaction multiples and/or previous discussions the Company has had with third parties regarding the value of a similar reporting unit or the Company’s specific reporting unit. The Company relies on the income approach because it reflects the reporting unit’s expected cash flows and incorporates management’s detailed knowledge of products, pricing, competitive environment, global economic conditions, industry conditions, interest rates, and management actions, whereas market information may not be available, or may be less precise due to a lack of comparability to the Company’s particular reporting unit. The second step requires the Company to determine the implied fair value of goodwill and measure the impairment loss as the difference between the book value of the goodwill and the implied fair value of the goodwill. The implied fair value of goodwill must be determined in the same manner as if the Company had acquired those reporting units.

Legislation passed by the Federal Council of Germany in November 2008 and which became effective on April 1, 2009, resulted in sweeping changes to the way doctors and healthcare providers interact and are reimbursed from insurance companies. These changes require the Company’s German subsidiary to renegotiate contracts with insurance companies and ENT doctors on a new basis. In the first three months of 2009, the Company believed its German subsidiary was making progress, having successfully renegotiated contracts representing approximately 27% of its 2008 German revenue. However, on April 1, 2009, the Company was notified by one large insurance company representing approximately 25% of its German revenue that, despite several months of favorable negotiations, due to “political headwinds,” they were refusing to enter into a contract; therefore, the Company’s German subsidiary filed a lawsuit in the Social Court in Hamburg, Germany against this insurance company, requesting that the court compel the insurance company to enter into a contract with its German subsidiary. On April 28, 2009, the Court rejected these claims. The Company’s German subsidiary has subsequently filed an appeal of this decision. In addition, a number of other insurance companies were unsure if they should sign a contract because there were rumors that the newly enacted law could potentially change again, thus requiring the need to renegotiate again. Without renegotiated insurance contracts, and the ability to pay customary fitting fees to the ENT doctors, the Company expected revenue to decline substantially and cash flow of the operation would not be sufficient to support its intangibles balances.

The Company determined that an interim impairment test was necessary at the end of the first quarter of 2009 in this reporting unit. In the step one calculation, the Company assumed a full year revenue of approximately 45% of 2008 levels (which resulted from a full first quarter 2009 and approximately 27% of revenue thereafter) and operating expenses of approximately 90% of 2008 levels as the Company continued to attempt to renegotiate additional contracts and service existing contracts. However, renegotiation was expected to be difficult given the political pressures posed by local acousticians, our larger competitors, and the new precedent of the social court case. Accordingly, the Company could not reasonably expect revenue in excess of those contracts which had already been renegotiated for one year terms. For those renegotiated contracts there was a high risk that they would not renew their contracts with the Company upon expiration in April 2010 given the political climate and social court case. Accordingly, we estimated that we would maintain the 27% of revenue for one year and would be unable to successfully renegotiate with additional insurers. The Company used a discount rate of 14.5%. A sensitivity analysis was not performed given the significant disparity between the estimated fair value and carrying value. Reasonable changes to the assumptions used, based on then-existing facts and circumstances, would not have changed the outcome. After completing step one of the prescribed test, the Company determined that the estimated fair value of the reporting unit was less than its book value on March 31, 2009. The Company performed the step two test and concluded that the reporting unit’s goodwill and trade name were impaired. As a result, an impairment loss of $14,205 for goodwill and $453 for definite lived intangibles was recorded in the first quarter of 2009 in the Company’s European segment. The Company’s goodwill and trade names were classified using level 3 inputs of the fair value hierarchy as defined in SFAS 157, “Fair Value Measurements.”

Changes in goodwill and indefinite-lived intangible assets for the six months ended June 30, 2009 were as follows:

	North America	Europe	Rest-of-World	Total
Balance, December 31, 2008	$13,922	$21,642	$7,242	$42,806
Goodwill impairment	—	(14,205)	—	(14,205)
Effect of exchange rate changes	—	(1,195)	1,199	4

Balance, June 30, 2009	$13,922	$6,242	$8,441	$28,605

Definite-lived intangible assets were as follows:

		June 30, 2009		December 31, 2008
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchased technology and licenses	3-13 years	$1,976	$1,281	$1,976	$1,214
Brand and trade names	1-10 years	127	127	1,948	1,368
Customer databases	2-10 years	7,468	2,018	7,445	1,527
Non-compete agreements	1-5 years	2,172	1,098	2,171	927

Total		$11,743	$4,524	$13,540	$5,036

3. LONG-TERM DEBT

The Company obtained a loan from a German bank in 2003 to fund the acquisition of its German business. On June 13, 2008, Sonic Innovations GmbH, a German subsidiary of Otix, entered into a Second Amendment to the long-term loan with a German bank. The Second Amendment states that all current loan utilization will bear interest at a rate of the EURIBOR rate plus 4.0%. As of June 30, 2009, the balance of the loan was €1,750 ($2,458). The loan payments are €250 ($351 as of June 30, 2009) per quarter. The effective interest rate on this loan for the period and year ended June 30, 2009 and December 31, 2008 were 9.59% and 8.54%, respectively. In June 2008, the Company entered into an interest rate swap agreement with an initial notional amount of €2,500 to be reduced €250 per quarter through January 2011. Under this agreement the Company receives a floating rate based on EURIBOR interest rate, and pays a fixed rate of 9.59% on the notional amount effectively fixing the interest rate on the Company’s German loan.

Acquisition loans relate to the purchase of retail audiology practices acquired under the Company’s retail distribution initiative. Generally, these notes are secured by the acquired assets, subordinated to the revolving credit facility, and are due in annual installments from the acquisition date.

In April 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, providing for a revolving credit facility, under which borrowings of up to $6,000 were available. The credit facility is secured by substantially all tangible U.S. assets. The credit facility was amended in May 2008 to extend the term for one year to April 12, 2010, modify the adjusted quick ratio, and consent to a guarantee by the Company of the loan from a German bank. Borrowings under the credit facility are subject to interest at the domestic prime rate or at a Euro dollar-based rate (“LIBOR”) plus 2.75% if the adjusted quick ratio is greater than or equal to 0.75 or the domestic prime rate plus 0.25% or the LIBOR rate plus 3.0% if the adjusted quick ratio is less than 0.75. There is an annual fee of 0.375% on the average unused portion of the credit facility. During the second quarter of 2009 the Company borrowed $2,750 on this line of credit. The line of credit bears interest at the Prime rate. The effective interest rate on this line of credit for the loan period ending June 30, 2009 was 4.25%. The Company is in the process of amending the debt agreement to clarify certain terms and expects that the borrowing capacity will approximate the current balance of $2,750. There were no outstanding borrowings on the credit facility as of December 31, 2008.

As of June 30, 2009, the current portion of long-term debt was $5,938 and the long-term portion was $1,241. Future payments on long-term debt consisted of the following as of June 30, 2009:

			Future Payments
	Interest Rate	Total	Rest of 2009	2010	2011	2012
Foreign loan	9.59%	$2,458	$702	$1,405	$351	$—
Acquisition loans & other	0.0-7.75%	4,770	1,531	3,137	68	34

Total		7,228	2,233	4,542	419	34
Less imputed interest		(49)	(26)	(12)	(6)	(5)

Total carrying amount		$7,179	$2,207	$4,530	$413	$29

Both the revolving credit facility and the German bank debt have a customary material adverse change clause that allows the banks to call the loans, if invoked. Neither bank has invoked this clause. The fair value of the Company’s debt obligations approximates the carrying value as of June 30, 2009.

4. LEGAL PROCEEDINGS

In February 2006, the former owners of Sanomed, which the Company acquired in 2003, filed a lawsuit in German civil court claiming that certain deductions made by the Company against certain accounts receivable amounts and other payments remitted to the former owners were improper. The former owners sought damages in the amount of approximately €2,600 ($3,600). The Company filed its statement of defense and presented its position during oral arguments. The court asked the parties to attempt to settle the matter and on July 20, 2009, the Company and the former owners agreed to settle the claim. Under the terms of the settlement, the Company agreed to pay the former owners of Sanomed an aggregate sum of €1,050 ($1,471), approximately the amount reserved in the Company’s balance sheet at March 31 and June 30, 2009 for this matter. The Company remitted the settlement payment on August 6, 2009.

As part of the Sanomed purchase agreement, the former owners were entitled to contingent consideration based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to contingent consideration irrespective of the achievement of the revenue milestones. In addition to the above noted lawsuit, two of the former owners filed suits against the Company, one of which was settled in 2007, and the other former owner’s contingent consideration claim against the Company for approximately €1,100 ($1,500) plus interest was dismissed in July 2008, with the German court rendering its decision in favor of the Company. The former owner has appealed. The Company continues to strongly deny the allegations contained in the former owner’s appeal and intends to defend itself vigorously; however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect on the Company. The Company establishes liabilities when a particular contingency is probable and estimable.

See Note 2, above, regarding the Company’s on-going litigation against a German insurance company.

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

5. RESTRUCTURING

During the three months ended June 30, 2009, the Company took actions to improve profitability of its operations by reducing the total number of employees in North America. Accordingly the Company has recorded restructuring charges of $525 to be paid primarily during the third quarter of 2009. During the six months ended June 30, 2009, the Company made payments as listed in the following table in relation to its 2008 restructuring charges:

	Employee Related	Excess Facilities	Impairment and Other	Total
Balance, December 31, 2008	$440	$283	$125	$848
Payments	(135)	(65)	(52)	(252)

Balance, March 31, 2009	$305	$218	$73	$596
Restructuring Charge	525	—	—	525
Payments	(116)	(10)	(18)	(144)

Balance, June 30, 2009	$714	$208	$55	$977

6. DISCONTINUED OPERATIONS

In the second quarter of 2008, a decision was made to divest certain European operations. During the second, third, and fourth quarters of 2008, the Company implemented restructuring actions, primarily in Europe, by consolidating operations, reducing headcount, closing facilities, selling off assets and impairing certain intangible assets. On September 1, 2008, the Company sold one European operation unit for $706 in cash and closed a second operation. These operations have been classified as discontinued operations in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008.

The following amounts relate to discontinued operations and have been segregated from continuing operations:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Net sales	$17	$512	$(57)	$989

Income (loss) from discontinued operations before restructuring charges	$35	$(576)	$(10)	$(944)
Restructuring charge, net of zero taxes	—	(2,372)	—	(2,436)

Income (loss) from discontinued operations, net of zero taxes	$35	$(2,948)	$(10)	$(3,380)

As of June 30, 2009 and December 31, 2008, the Company has $417 accrued pertaining to earn-out payments relating to the discontinued operations of Tympany, which was sold by the Company in the first quarter of 2007.

7. SEGMENT INFORMATION

As of June 30, 2009, the Company has three operating segments for which separate financial information is available and evaluated regularly by management in deciding how to allocate resources and assess performance. The Company evaluates performance principally based on net sales and operating profit.

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

	North America	Europe	Rest-of-World	Unallocated	Total
Three months ended June 30, 2009
Net sales to external customers	$9,696	$9,193	$6,531	$—	$25,420
Operating profit (loss)	(2,959)	1,792	808	(1,929)	(2,288)
Income (loss) from continuing operations	(3,086)	1,697	691	(1,929)	(2,627)
Three months ended June 30, 2008
Net sales to external customers	12,339	14,207	8,291	—	34,837
Operating profit (loss)	(2,362)	2,809	1,035	(2,157)	(675)
Income (loss) from continuing operations	(2,432)	2,617	918	(2,157)	(1,054)
Six months ended June 30, 2009
Net sales to external customers	17,912	20,270	11,670	—	49,852
Operating profit (loss)	(6,193)	(10,028)	1,046	(3,908)	(19,083)
Income (loss) from continuing operations	(6,372)	(10,201)	931	(3,908)	(19,550)
Six months ended June 30, 2008
Net sales to external customers	24,232	26,831	15,224	—	66,287
Operating profit (loss)	(3,924)	5,664	1,830	(4,382)	(812)
Income (loss) from continuing operations	(3,659)	5,258	1,629	(4,382)	(1,154)
As of June 30, 2009
Identifiable segment assets	52,292	19,470	18,479	—	90,241
Goodwill and indefinite-lived intangible assets	13,922	6,242	8,441	—	28,605
Long-lived assets	4,390	419	2,902	—	7,711
As of December 31, 2008
Identifiable segment assets	55,158	36,081	15,707	—	106,946
Goodwill and indefinite-lived intangible assets	13,922	21,642	7,242	—	42,806
Long-lived assets	3,704	528	2,637	—	6,869

Long-lived assets consist of property and equipment. The majority of the Company’s assets as of June 30, 2009 and December 31, 2008 were attributable to its U.S. operations. In addition to the U.S., the Company operates in two countries, Germany and Australia, in which assets and sales were in excess of 10% of consolidated amounts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands, except per share data)

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified as those that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and the following risk factors discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008: (i) deterioration of economic conditions could harm our business; (ii) we have a history of losses and negative cash flow; (iii) we face aggressive competition in our business, and if we do not compete effectively our net sales and operating results will suffer; (iv) our financial results may fluctuate significantly, which may cause our stock price to decline; (v) recently our common stock traded at prices below $1.00. If this continues in the future, our common stock could be subject to delisting by the NASDAQ Global Market; (vi) we have made a number of acquisitions and could make additional acquisitions, which could be difficult to integrate, disrupt our existing business, dilute the equity of our shareholders, harm our operating results, and create tension within our existing customer bases; (vii) if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock; (viii) the loss of any large customer or a reduction in orders from any large customer or buying groups could reduce our net sales and harm our operating results; (ix) we rely on several suppliers and contractors, and our business will be seriously harmed if these suppliers and contractors are not able to meet our requirements; (x) we have high levels of product returns, remakes and repairs, and our net sales and operating results will be lower if these levels increase; (xi) if we fail to develop new and innovative products, our competitive position will suffer, and if our new products are not well accepted, our net sales and operating results will suffer; (xii) because of the complexity of our products, there may be undiscovered errors or defects that could harm our business or reputation; (xiii) if we are subject to litigation and infringement claims, they could be costly and disrupt our business; (xiv) we may be unable to adequately protect or enforce our proprietary technology, which may result in its unauthorized use or reduced sales or otherwise reduce our ability to compete; (xv) we are dependent on international operations, which exposes us to a variety of risks, including the recent German legislative changes and adverse German court ruling in connection with our German operation, that could result in lower sales and operating results; (xvi) complications may result from hearing aid use, and we may incur significant expense if we are sued for product liability; (xvii) if we fail to comply with Food and Drug Administration regulations or various sales-related laws, we may suffer fines, injunctions or other penalties; (xviii) there may be sales of our stock by our directors and officers, and these sales could cause our stock price to fall; and (xix) provisions in our charter documents, our shareholders rights plan and Delaware law may deter takeover efforts that shareholders feel would be beneficial to shareholder value.

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

OVERVIEW

Otix Global, Inc. (“Otix”) was previously named Sonic Innovations, Inc. (“Sonic”). At the May 2009 annual meeting, the shareholders of Sonic voted to change the name to Otix. The change was to create a holding company that will allow the Sonic Innovations brand and Sonic’s other brands to operate independently from each other. Sonic will continue as a company and brand, developing and distributing leading hearing instruments and services, and Otix will serve as the parent company of Sonic and Sonic’s other legal entities.

Otix is a hearing aid company focused on the therapeutic aspects of hearing care. We design, develop, manufacture and market high-performance digital hearing aids intended to provide the highest levels of satisfaction for hearing impaired consumers. We have developed patented digital signal processing (“DSP”) technologies based on what we believe is an advanced understanding of human hearing. In those countries where we have direct (owned) operations, we sell our products to hearing care professionals or directly to hearing impaired consumers. In other parts of the world where we do not have direct operations, we sell principally to distributors.

We have been acquisitive after raising capital in an Initial Public Offering in 2000 and a Private Investment/Public Equity (“PIPE”) offering in 2006. Product evolution continues, but the differentiation between product offerings by hearing aid companies has narrowed, and thus distribution and access to distribution continues to grow in importance. Accordingly, we acquired a number of our then distributors from 2000 to 2003. Thereafter, we acquired an operation in Germany with a unique distribution model. Then, from 2006 to 2008, we acquired a number of retail practices. This was all to strengthen our distribution network.

Germany Legislation. Legislation passed by the Federal Council of Germany in November 2008 and which became effective on April 1, 2009, resulted in sweeping changes to the way doctors and healthcare providers interact and are reimbursed from insurance companies. These changes require our German subsidiary to renegotiate contracts with insurance companies and ENT doctors on a new basis. In the first three months of 2009, we believed our German subsidiary was making progress, having successfully renegotiated contracts representing approximately 27% of our 2008 German revenue. However, on April 1, 2009, we were notified by one large insurance company representing approximately 25% of our German revenue that, despite several months of favorable negotiations, due to “political headwinds,” they were refusing to enter into a contract; therefore, our German subsidiary filed a lawsuit in the Social Court in Hamburg, Germany against this insurance company, requesting that the court compel the insurance company to enter into a contract with our German subsidiary. On April 28, 2009, the Court rejected these claims. We have subsequently filed an appeal of this decision. In addition, a number of other insurance companies were unsure if they should sign a contract because there were rumors that the newly enacted law could potentially change again, thus requiring the need to renegotiate again. Without renegotiated insurance contracts, and the ability to pay customary fitting fees to the ENT doctors, we expected revenue to decline substantially and cash flow of the operation would not be sufficient to support our intangibles balances. Thus, we recognized a $14.7 million non-cash write-off of our goodwill and trade name associated with our German operation in the first quarter of 2009.

In June 2009, the German government passed additional amendments to the law that became effective July 23, 2009. The key implication of these amendments to our business model was to impose additional costs on the doctors and insurance companies that conduct business with our German operation.

We are currently renegotiating contracts in light of the new legislative requirements and are working to contract with other insurance companies as well. The lack of signed insurance contracts and the imposition of new and costly requirements on the ENT doctors and the insurance companies are expected to put further strain on sales beyond what we experienced in the second quarter of 2009.

Germany represented 78% of European segment revenues and 95% of European segment operating profit for the year ended December 31, 2008, and 72% and 97% and 75% and 91%, respectively, for the three and six months ended June 30, 2009.

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

•

Governments who reimburse for hearing aids are reducing the amount per device or are increasing the technology requirements for the same level of reimbursement. In a more specific circumstance to us, we have the legislative changes previously mentioned.

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

Product Developments

We officially launched Touch, our first receiver-in-the-canal (“RIC”) product family, in March 2009. RIC has become a very popular product type, representing approximately 35% of hearing aids sold in the United States. Touch represents a major step forward for us. In addition to its sophisticated design, very small size and ease of use features, we believe Touch is the smallest and has the best moisture resistance of any RIC product on the market. Touch products incorporate many of the sound processing technologies present in our Velocity series of hearing solutions. Touch provides natural sound quality, superior noise reduction, and excellent directionality, driven by our unique DIRECTIONALfocus technology. Touch is offered at three price points and available in a choice of five base colors and 15 accent color clips. The three Touch products are readily identified by the number of processing channels. Touch 6 has six channels and two programs, Touch 12 has 12 channels and three programs, and Touch 24 has 24 channels, four programs and voice alerts.

The current global economic situation makes it more important than ever to provide our customers with pricing flexibility in selling to the hearing impaired consumer. In the last half of 2008, we launched four new products specifically designed to provide competitive features and additional price options for our customers. Velocity 24, our new premium product, combines a superior set of algorithms to provide the consumer with hands-free operation in a variety of listening environments. Our new advanced-level product, Velocity 12, offers many sophisticated features, such as automatic and adaptive directionality, data logging, and auto telephone. With Velocity 6, we have added a highly competitive mid-level product line. Velocity 4, our newest entry-level offering, makes Sonic’s patented and proven noise reduction available at a price-point that is particularly attractive to cost-sensitive consumers. All Velocity products are available in a full line of custom models and feature a robust standard behind the ear (“BTE”) that can accommodate a severe hearing loss. Velocity 24, Velocity 12, and Velocity 6 also offer a miniBTE model that provides both open-fit and standard fittings, a powerful fitting range and extendable functionality such as Bluetooth and direct audio import support.

The ion family of products – ion 400, ion 200, and ion – continues to be an important part of our strategy to provide outstanding products in every market segment. ion 400, launched March 2008, offers premium features in the smallest open-fit product available on the market.

The market is using open-fit products primarily to target the first-time hearing aid wearer. The market for open-fit products has grown rapidly, as illustrated by the Hearing Industries Association (“HIA”) data. The BTE category, into which open-fit and RIC products fall, has seen continued growth in 2008, representing 55% of the units sold in the United States, up from 51% in 2007 and 44% in 2006

With the release of the Touch product series, we now have 13 active product families – Touch, Velocity 24, Velocity 12, Velocity 6, Velocity 4, ion 400, ion 200, ion, Balance, Applause, Natura Pro, Natura 2SE and Quartet.

Distribution Developments

Hearing aids are generally sold through the following distribution channels:

•	Independent retailers,

•	Purchasing groups,

•	Retail chains,

•	Governments,

•	Internet, and

•	Manufacturer owned retail.

The growth today is in retail chains, governments, internet (small but growing) and manufacturer owned retail. Independent retailers are shrinking for a number of reasons, but foremost due to consolidation through acquisition by large retailers and manufacturers. We are competing in an industry that includes six much larger competitors who have significantly more resources and have established relationships and reputations. Our competitors continue to forward integrate by buying independents and offering financial arrangements through loans and other lock-up agreements. Therefore, the market available for us in the wholesale business is shrinking, making it difficult for us to compete in the traditional distribution fashion. For this reason, we are interested in both new and existing distribution methods. We are making progress with our strategy. In certain cases, we sell direct to the consumer utilizing the ENT doctor to perform the hearing aid fitting, while in other cases, we sell direct to the consumer through various retail stores. We believe a combination of wholesale and direct-to-consumer distribution will continue to be critical for us in certain geographies. We also offer customer advances to secure distribution in situations where customers are seeking to grow their businesses.

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

Financial Results

Our loss from continuing operations of $19,550 for the six months ended June 30, 2009, compared with a loss from continuing operations of $1,154 for the six months ended June 30, 2008, was primarily impacted by four items:

1.	Non-cash goodwill and definite-lived intangibles impairment charges of $14,658 as a result of an adverse legal decision and regulatory changes in Germany.

2.	The legislative changes in Germany reduced our German sales.

3.	A softening in North American wholesale sales primarily resulting from the downturn in the economy and a market movement toward RIC products. We launched Touch, our RIC product family, in March 2009.

4.	The strengthening of the U.S. dollar has a negative effect on our profit.

Our future sales and financial results for the next 12 months are expected to be driven by the following items:

•

The penetration of the Touch product family. We have launched the product in all our major markets, with the exception of Germany. Touch and ion (open fit products) are product types that are experiencing growing demand in the marketplace.

•	Launching a power BTE product in early 2010.

•	Focusing on improving the results of retail audiology practices we acquired between 2006 and 2008.

•

Implementation of cost savings initiatives. Reducing costs has been an on-going company focus since early 2008, with the closure/restructuring or sale of four European operations and significant U.S. cost reductions. Manufacturing continues lowering purchased component costs, reducing headcount, outsourcing to lower cost geographies and improving manufacturing efficiencies.

Offsetting these developments will be the following factor:

•	The likely continued decline in sales for our German operation.

We previously applied to the U.S. Veteran’s Administration (“the V.A”) to supply hearing aids to U.S. veterans and we anticipate that the V.A. will be announcing the names of the suppliers who will be awarded contracts in August 2009.

We will continue to review our strategic alternatives in light of the adverse events in Germany and focus on reducing costs, strengthening cash flow, expanding distribution channels, enhancing customer service, improving product quality, launching new products, and improving operational efficiency.

The following table sets forth selected statement of operations information for the periods indicated expressed as a percentage of net sales.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.2%	37.4%	40.6%	36.8%

Gross profit	60.8%	62.6%	59.4%	63.2%
Selling, general and administrative expense	60.2%	56.0%	59.4%	55.8%
Research and development expense	7.6%	6.2%	7.8%	6.6%
Goodwill and definite-lived intangibles impairment charges	0.0%	0.0%	29.4%	0.0%
Restructuring charges	2.1%	2.4%	1.1%	2.0%

Operating loss	-9.0%	-1.9%	-38.3%	-1.2%
Interest expense	-0.5%	-0.5%	-0.6%	-0.5%
Other income (expense), net	-0.1%	0.3%	0.2%	0.9%

Loss before income taxes	-9.6%	-2.2%	-38.7%	-0.9%
Provision for income taxes	0.7%	0.8%	0.6%	0.9%

Loss from continuing operations	-10.3%	-3.0%	-39.2%	-1.7%
Income (loss) from discontinued operations, net of income taxes	0.1%	-8.5%	0.0%	-5.1%

Net loss	-10.2%	-11.5%	-39.2%	-6.8%

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of the related sale. Net sales by reportable operating segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
Net sales:
North America	$9,696	$12,339	-21.4%	$17,912	$24,232	-26.1%
Europe	9,193	14,207	-35.3%	20,270	26,831	-24.5%
Rest-of-World	6,531	8,291	-21.2%	11,670	15,224	-23.3%

Total	$25,420	$34,837	-27.0%	$49,852	$66,287	-24.8%

The following table reflects the significant components of sales activity for the three months ended June 30, 2008 to the three months ended June 30, 2009.

	North America		Europe		Rest-of-World		Total
	$	%	$	%	$	%	$	%
Sales for the three months ended June 30, 2008	$12,339		$14,207		$8,291		$34,837
Organic reduction	(2,481)	(20.1%)	(3,869)	(27.2%)	(229)	(2.8%)	(6,579)	(18.9%)
Foreign currency	(162)	(1.3%)	(1,145)	(8.1%)	(1,531)	(18.4%)	(2,838)	(8.1%)

Sales for the three months ended June 30, 2009	$9,696	(21.4%)	$9,193	(35.3%)	$6,531	(21.2%)	$25,420	(27.0%)

The following table reflects the significant components of sales activity for the six months ended June 30, 2008 to the six months ended June 30, 2009.

	North America		Europe		Rest-of-World		Total
	$	%	$	%	$	%	$	%
Sales for the six months ended June 30, 2008	$24,232		$26,831		$15,224		$66,287
Organic reduction	(5,970)	(24.6%)	(3,963)	(14.8%)	(139)	(0.9%)	(10,072)	(15.2%)
Foreign currency	(350)	(1.5%)	(2,598)	(9.7%)	(3,415)	(22.4%)	(6,363)	(9.6%)

Sales for the six months ended June 30, 2009	$17,912	(26.1%)	$20,270	(24.5%)	$11,670	(23.3%)	$49,852	(24.8%)

Net sales from continuing operations for the three months ended June 30, 2009 of $25,420 decreased 27.0% from net sales from continuing operations of $34,837 for the three months ended June 30, 2008. Net sales in the six months ended June 30, 2009 of $49,852 were down 24.8% from the six months ended June 30, 2008 net sales of $66,287. The decrease in sales in the second quarter and for the year-to-date is due to the strengthening of the U.S. dollar, the challenging global economic environment, the legislative changes in Germany and their impact on our ability to conduct business, and exiting customers as part of our European restructuring activities in 2008.

North American hearing aid sales of $9,696 in the three months ended June 30, 2009 were down 21.4% from last year’s three months ended June 30, 2008 sales level of $12,339. North American hearing aid sales for the six months ended June 30, 2009 were $17,912, a decrease of 26.1% from the six months ended June 30, 2008 sales of $24,232. The decrease in sales in the second quarter and year-to-date is due to volume declines of 17.8% and 25.0%, respectively, as a result of not having the RIC product when the market has moved in this direction, the economy, a large buying group brought on two additional manufacturers and lastly, average selling prices which were approximately 5% lower for the six months ended June 30, 2009 compared to the same period in 2008 based on pressure from competitors and the economic recession. RIC products currently approximate 35% of hearing aid sales in the U.S.

European sales of $9,193 for the three months ended June 30, 2009 decreased 35.3% from the three months ended June 30, 2008 net sales of $14,207. European sales were $20,270 for the six months ended June 30, 2009, a reduction of 24.5% or $6,561 for the same period in 2008. European sales were impacted by the strengthening of the U.S. dollar against the Euro, the legislative changes in Germany, and exiting customers as part of our European restructuring activities in 2008 (announced in the second quarter 2008). As a result of the restructuring actions in 2008, we outsourced one European division’s sales and administration functions, closed another European office, discontinued an unprofitable domiciliary European business, and sold retail stores in one European country that did not fit into our long-term strategy. These businesses had been losing approximately $1,000 per quarter when we announced this initiative in 2008, and as of the second quarter of 2009, after completion of this initiative, we are achieving profitability. The surviving portion of these operations has lower sales.

The legislative change in Germany impacted sales in two ways. First, and most importantly, is the impact of not having contracts with the insurers. The second impact is that previously we billed the insurance company the full price of a hearing aid and included in the reimbursement was the doctor’s fee. Thus, we recorded the full reimbursement as revenue and the payment to the ENT doctors as a cost of sale. In the future, and for a portion of Q2 2009 sales, we will only bill for the hearing aid, and the doctors will bill separately for their fitting services. Therefore, we will no longer record the doctor’s fees as revenue and cost of sales. The total cost of doctors fees recorded in 2008 as revenue and cost of sales using the March 31, 2009 Euro exchange rate was approximately $7,000. This would have increased our 2008 gross margin by 4.0% had it been in effect for all of 2008.

Rest-of-World sales of $6,531 for the three months ended June 30, 2009 decreased 21.2% from the three months ended June 30, 2008 sales of $8,291. Year-to-date sales were $11,670 for the six months ended June 30, 2009 which was a decrease of 23.3% from the six months ended June 30, 2008 sales of $15,224. Both the second quarter and year-to-date sales decline resulted from a strengthening U.S. dollar against the Australian dollar and a small decrease in organic growth.

We generally have a 60 day return policy for wholesale hearing aid sales and 30 days for retail sales. Provisions for sales returns for continuing operations were $2,028, or 7.4% of gross hearing aid sales, and $2,986, or 7.9% of gross hearing aid sales from continuing operations, for the three months ended June 30, 2009 and 2008, respectively. The year-to-date provision for sales returns for continuing operations is $4,335, or 8.0% of gross hearing aid sales, and $5,896, or 8.2% of gross hearing aid sales from continuing operations, for the six months ended June 30, 2009 and 2008, respectively. The percentage decrease was driven by lower U.S. wholesale return rates which we believe is a result of improved technology and the quality of our hearing aid components. Retail sales are recognized after fitting and “acceptance,” which results in lower return rates, whereas in wholesale, revenue is recognized on shipment and a reserve is established for expected returns. We believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations.

Gross Profit. Cost of sales primarily consists of manufacturing costs, royalty expenses, quality costs and costs associated with product remakes and repairs (warranty). Gross profit and gross margin by reportable operating segment were as follows:

	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
Continuing operations
Gross profit:
North America	$5,540	57.1%	$7,482	60.6%	$9,839	54.9%	$15,070	62.2%
Europe	5,140	55.9%	8,355	58.8%	11,667	57.6%	15,778	58.8%
Rest-of-World	4,784	73.3%	5,980	72.1%	8,121	69.6%	11,051	72.6%

Total gross profit	$15,464	60.8%	$21,817	62.6%	$29,627	59.4%	$41,899	63.2%

Gross profit from continuing operations of $15,464 for the three months ended June 30, 2009 decreased 29.1% from the quarter ended June 30, 2008 gross profit of $21,817 and gross margin decreased from 62.6% in 2008 to 60.8% in 2009. Gross profit from continuing operations for the six months ended June 30, 2009 of $29,627 was a 29.3% reduction from gross profit of $41,899 for the six months ended June 30, 2008 and gross margin decreased from 63.2% in 2008 to 59.4% in 2009. This decrease for both the second quarter and the year-to-date gross profit is primarily a result of the strengthening of the U.S. dollar, lower overall sales and lower average selling prices in certain geographies due to mix of products and customers.

North American gross margin decreased from 60.6% for the three months ended June 30, 2008 to 57.1% for the three months ended June 30, 2009 and it decreased from 62.2% for the six months ended June 30, 2008 to 54.9% for the six months ended June 30, 2009. The decline in gross margin is primarily a result of lower average selling prices in North America wholesale as a result of the economic environment, and launching a low cost product line in late 2008 to meet the market demand given the difficult economic environment, partially offset by a higher mix of retail sales. Retail sales carry a higher gross margin than our wholesale sales. The second quarter 2009 was sequentially better than the first quarter 2009 due to the launch of our RIC product, Touch.

European gross margin decreased from 58.8% for the three months ended June 30, 2008 to 55.9% for the three months ended June 30, 2009; the year-to-date gross margin also decreased slightly from 58.8% in 2008 to 57.6% in 2009. The lower gross margin is due to the strengthening of the U.S. dollar, pricing of new distributors and mix in sales by customer. As we expand our distributor base and move into smaller, less developed countries, the gross margin percentage on this business will be lower, but gross profit dollars will be higher. Also, we have had only a limited launch of our new product, Touch. Sales in Europe are significantly weighted by our business model where we sell through the ENT physician. Gross margin will increase due to the change in reimbursement for Germany. Previously we recorded the doctor payments as net sales and cost of sales; total cost in 2008 for these payments was approximately $7,000. Elimination of these payments reduces revenue but will increase the gross margin percentage going forward.

Rest-of-World gross margin increased from 72.1% for the three months ended June 30, 2008 to 73.3% for the three months ended June 30, 2009 and decreased from 72.6% for the six months ended June 30, 2008 to 69.6% for the six months ended June 30, 2009. The second quarter increase in gross margin is a result of higher average selling prices in retail due to the launch of Touch.

Provisions for warranty for continuing operations increased from $1,227 for the three months ended June 30, 2008 to $1,457 for the three months ended June 30, 2009 and increased from $2,096 for the three months ended June 30, 2008 to $2,192 primarily due to the launch of Touch. The receiver assembly associated with the RIC may need to be replaced more frequently and thus the warranty per unit is anticipated to be higher than other products we sell. We will closely monitor this given the RIC is a new product line for us.

Selling, General and Administrative. Selling, general and administrative expense primarily consists of wages and benefits for sales and marketing personnel, sales commissions, promotions and advertising, marketing support, distribution and administrative, stock compensation, and depreciation and amortization expenses.

Selling, general and administrative expense in dollars and as a percent of sales by reportable operating segment was as follows:

	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
Continuing operations
Selling, general and administrative:
North America	$7,973	82.2%	$9,637	78.1%	$15,507	86.6%	$18,317	75.6%
Europe	3,349	36.4%	4,926	34.7%	7,037	34.7%	9,463	35.3%
Rest-of-World	3,976	60.9%	4,944	59.6%	7,075	60.6%	9,220	60.6%

Total selling, general and administrative	$15,298	60.2%	$19,507	56.0%	$29,619	59.4%	$37,000	55.8%

The following table reflects the components of selling, general and administrative expense for the three months ended June 30, 2008 to the three months ended June 30, 2009.

	North America		Europe		Rest-of-World		Total
	$	%	$	%	$	%	$	%
Selling, general and administrative expenses for three months ended June 30, 2008	$9,637		$4,926		$4,944		$19,507
Organic growth (reduction)	(1,619)	(16.8%)	(1,197)	(24.3%)	(24)	(0.5%)	(2,840)	(14.6%)
Foreign currency	(45)	(0.5%)	(380)	(7.7%)	(944)	(19.1%)	(1,369)	(7.0%)

Selling, general and administrative expenses for the three months ended June 30, 2009	$7,973	(17.3%)	$3,349	(32.0%)	$3,976	(19.6%)	$15,298	(21.6%)

The following table reflects the components of selling, general and administrative expense for the six months ended June 30, 2009 to the six months ended June 30, 2008.

	North America		Europe		Rest-of-World		Total
	$	%	$	%	$	%	$	%
Selling, general and administrative expenses for six months ended June 30, 2008	$18,317		$9,463		$9,220		$37,000
Organic growth (reduction)	(2,700)	(14.7%)	(1,778)	(18.8%)	(74)	(0.8%)	(4,552)	(12.3%)
Foreign currency	(110)	(0.6%)	(648)	(6.8%)	(2,071)	(22.5%)	(2,829)	(7.6%)

Selling, general and administrative expenses for the six months ended June 30, 2009	$15,507	(15.3%)	$7,037	(25.6%)	$7,075	(23.3%)	$29,619	(19.9%)

Selling, general and administrative expense for the three months ended June 30, 2009 of $15,298 decreased by $4,209 or 21.6%, from the three months ended June 30, 2008 level of $19,507. Selling, general and administrative expense for the six months ended June 30, 2009 of $29,619 decreased by $7,381 or 19.9%, from the six months ended June 30, 2008 of $37,000. Selling general and administrative expenses decreased due to the impact of our 2008 restructuring actions and ongoing cost control initiatives, and the strengthening of the U.S. dollar.

North American selling, general and administrative expense for the three months ended June 30, 2009 of $7,973 decreased by $1,664, or 17.3%, from the three months ended June 30, 2008 level of $9,637. Selling, general and administrative expense decreased from $18,317 to $15,507, a decrease of $2,810 or 15.3%, for the six months ended June 30, 2009 due to targeted marketing cost cutting, a reduction in our annual hearing industry convention costs, and lower wages and benefits expense and business development costs, partially offset by Touch launch costs. Included in the cost of the Touch launch is approximately $500 for an event in Las Vegas where we introduced our Touch product family to approximately 300 customers.

European selling, general and administrative expenses decreased for the six months ended June 30, 2009 from the three and six months ended June 30, 2008 principally as a result of the 2008 restructuring actions, limited cost cutting due to the reduction in Germany net sales, and the strengthening of the U.S. dollar.

Rest-of-World selling, general and administrative expense decreased for the three and six months ended June 30, 2009 from the three and six months ended June 30, 2008 resulting from the strengthening of the U.S. dollar against the Australian dollar.

Research and Development. Research and development expense primarily consists of wages and benefits for research and development, engineering, regulatory and clinical personnel and also includes consulting, intellectual property, clinical studies and engineering support costs. Research and development expense of $1,929, or 7.6% of net sales, for the three months ended June 30, 2009 decreased $228, or 10.6%, over the research and development expense of $2,157, or 6.2% of net sales, for the three months ended June 30, 2008. Research and development expense of $3,908, or 7.8% of net sales, for the six months ended June 30, 2009 decreased $474, or 10.8%, over the research and development expense of $4,382, or 6.6% of net sales, for the six months ended June 30, 2008.

Restructuring and Impairment Charges. During the three months ended June 30, 2009, we took actions to improve the profitability of our operations by reducing the total number of employees in North America. Accordingly we have recorded restructuring charges of $525 to be paid during the third quarter of 2009. In the first quarter of 2009, as a result of the German court decision previously described, we recognized a goodwill impairment charge of $14,205 and a trade name impairment of $453, resulting in a total charge of $14,658 related to our German operation.

In the second quarter of 2008, we recorded $3,200 in restructuring charges, of which $828 related to continuing operations, and we recorded $565 in the first quarter 2008 of which $501 related to continuing operations. These charges were for our restructuring program in Europe in an effort to reduce expenses and focus management and resources on those markets that provide the greatest opportunity for increased profitability.

Interest Expense and Other Income (Expense), Net. Other income (expense), net, primarily consists of foreign currency gains and losses, interest income and other non-operating gains and losses. In 2008, we had significant foreign currency gains where as in 2009, those have been modest losses. We are hedging our intercompany balances in 2009, and thus, have been able to mitigate the impact of foreign currency fluctuations on our intercompany balances. Other changes include lower interest income due to lower investment balances.

Provision for Income Taxes. In some jurisdictions net operating loss carry-forwards reduce or offset the provision for income taxes. We had an income tax provision for the three and six months ended June 30, 2009 of $180 and $276, respectively from continuing operations compared to an income tax provision of $295 and $589 for the three and six months ended June 30, 2008, respectively, from continuing operations. The current and prior year income tax provisions were principally the result of pre-tax profits in foreign geographies, alternative minimum tax in the U.S., amortization of goodwill, and state taxes. Income taxes on profits in the U.S. and a number of our foreign subsidiaries are currently negated by our net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2009 and 2008 are summarized as follows:

	For the six months ended June 30,
	2009	2008
Net cash provided by (used in) operating activities from continuing operations	$(3,053)	$4,863
Net cash provided by (used in) discontinued operations	22	(1,004)

Net cash provided by (used in) operating activities	(3,031)	3,859
Net cash used in investing activities	(2,064)	(6,566)
Net cash provided by financing activities	539	2,143
Effect of exchange rate changes on cash and cash equivalents from continuing operations	70	251
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	(10)	2

Net decrease in cash and cash equivalents	(4,496)	(311)
Cash and cash equivalents, beginning of the period	13,129	15,214

Cash and cash equivalents, end of the period	$8,633	$14,903

Net cash used in operating activities from continuing operations was $3,053 for the six months ended June 30, 2009. Negative cash flow resulted from a net loss of $19,560 which was positively affected by certain non-cash expenses including goodwill and definite-lived intangible impairment charges of $14,658 relating to our German operation, depreciation and amortization of $2,046, stock-based compensation of $808, foreign currency loss of $160, and the amortization of discounts on long-term debt of $76. Positive operating cash flow also resulted from a decrease in accounts receivables of $410 primarily due to collection efforts during 2009, a decrease in other assets of $380, and a net increase of accrued restructuring liabilities of $208. These positive cash flow items were offset by an increase in inventory of $2,145 for new product launches; an increase in accounts payable, accrued expenses and deferred revenue of $57, withholding taxes remitted on share-based awards of $37, and deferred income taxes of $10.

Net cash provided by operating activities of discontinued operations was $22 for the six months ended June 30, 2009.

Net cash provided by operating activities from continuing operations was $4,863 for the six months ended June 30, 2008. Negative cash flow resulted from a net loss from continuing operations of $4,534 and was positively affected by certain non-cash expenses including restructuring of $211, depreciation and amortization of $2,484, stock-based compensation of $989, and the amortization of discounts on long-term debt of $184. This was partially offset by foreign currency gain of $280. Positive operating cash flow also resulted from a decrease in accounts receivable of $1,745 which was the result of improved management of receivables during the first six months of 2008, a decrease in inventory of $925 following the build-up for new product launches, an increase in accrued restructuring of $844, and a decrease in other assets of $110. These positive cash flow items were partially offset by a decrease in accounts payable, accrued expenses and deferred revenue for $1,112 and withholding taxes remitted on share-based awards of $215.

Net cash used in operating activities from discontinued operations was $1,004 for the six months ended June 30, 2008.

Net cash used in investing activities from continuing operations of $2,064 for the six months ended June 30, 2009 resulted from the purchase of property and equipment of $1,706 and net customer advances of $358.

Net cash used in investing activities from continuing operations of $6,577 for the six months ended June 30, 2008 resulted from payments related to acquisitions of retail audiology practices for $3,270, the purchase of property and equipment of $1,293, and customer advances of $2,014.

Net cash provided by discontinued operations in investing activities was $11 for the six months ended June 30, 2008.

Net cash provided by financing activities from continuing operations of $539 for the six months ended June 30, 2009 resulted from borrowings on the line of credit of $2,750, decreases in restricted cash and cash equivalents of $261 and proceeds from tax payments received on vested restricted stock of $20, partially offset by principal loan payments of $2,492.

Net cash provided by financing activities from continuing operations of $2,143 for the six months ended June 30, 2008 resulted from decreases in restricted cash and cash equivalents of $5,215 and proceeds from the exercise of stock options of $8, partially offset by principal loan payments of $3,080.

Our cash and cash equivalents, including restricted amounts, totaled $8,697 as of June 30, 2009. We remitted our settlement payment of €1,050 ($1,471) to the former owners in Germany on August 6, 2009. In April 2009 we borrowed $2,750 on our revolving credit facility. We had substantial cash flow usage in the second quarter of 2009 as a result of scheduled debt payments, the Touch launch, and an annual hearing industry convention. We expect a reduction of inventory and accounts receivable for the rest of the year, providing the necessary cash to support our business. However, the future will depend, to a significant degree, on the outcome of our situation in Germany.

Both the revolving credit facility and the German bank debt have a customary material adverse change clause that allows the banks to call the loans, if invoked. Neither bank has invoked such clause.

Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures and ongoing operations, will depend on our ability to generate cash in the future. This depends to a degree on general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We currently are managing receivables and inventory to improve turns which will free-up cash and, together with available cash balances, we will be able to fund our future debt service payments, ongoing operations and capital expenditures. Based on our current level of operations, expected revenue growth trends and anticipated cost management and operating improvements, we believe we will generate positive cash flow from operations over the next twelve months. The key to this assumption will be our German operating performance and our ability to reduce receivables and inventory. In financing activities, we are limiting capital expenditures to key strategic projects with an anticipated high rate of return. We expect that total current debt service payments due over the next year of $5.9 million will be repaid from available cash on hand and anticipated cash flow from operations, and we expect the line-of-credit portion of our current debt obligations ($2.75 million due on April 10, 2010) will be renegotiated.

There can be no assurance, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Furthermore, we cannot provide any assurances that ongoing adverse conditions in global capital markets and adverse general economic conditions will not have a material adverse impact on our future operations and cash flows. We may need to refinance all or a portion of our indebtedness on or before maturity and we cannot provide assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. Should we be unable to renegotiate our debt service payments, we may need to sell assets of the company, which will also be subject to market conditions existing at that time.

We monitor our capital structure on an ongoing basis and from time to time we consider financing and refinancing options to improve our capital structure and to enhance our financial flexibility. Our ability to enter into new financing arrangements is subject to restrictions in our outstanding debt instruments. At any given time we may pursue a variety of financing opportunities, and our decision to proceed with any financing will depend, among other things, on prevailing market conditions, near term maturities and available terms.

Contractual Obligations

As of June 30, 2009, we had unrecognized tax benefits of $240 of which $189 is recorded as a liability and which could result in cash outlays in the event of unfavorable taxing authority rulings.

There have been no material changes to our contractual obligations outside the ordinary course of business since December 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 141(R), “Business Combinations,” effective for fiscal years beginning after December 15, 2008. This standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of SFAS 141 effective January 1, 2009 did not have a material impact on our consolidated financial statements.

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

In September 2008, the FASB issued FSP FAS 133-1 and FASB Interpretation (“FIN”) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FAS 133 and FIN 45; and Clarification of the Effective Date of FAS161.” This FSP became effective for us during the fourth quarter of 2008. We entered into two foreign currency forward contracts during the three months ended June 30, 2009 where we held forward contract hedges on €2,000 ($2,809) and Australian $2,400 ($1,931). We recognized an unrealized gain of $6 at June 30, 2009. The unrecognized gain is recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations, and in Prepaid expenses and other in the Condensed Consolidated Balance Sheets. The contracts will expire in the second quarter of 2009. Effective in the second quarter 2008, we entered into an interest rate swap agreement. The contract effectively fixes the interest rate of the long term debt associated with the German acquisition at 9.59%.

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements. We evaluated the effects of all subsequent events from the end of the second quarter through August 7, 2009, the date we filed our financial statements with the SEC.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement 162” (“SFAS 168”), which became the source of authoritative non-SEC U.S. GAAP for nongovernmental entities. SFAS 168 is effective for financial statement issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 will have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk. We generally invest our cash in money market funds and corporate debt securities. These are subject to minimal credit and market risk considering that they are short-term (expected maturities of 18 months or less from date of purchase) and provided that we hold them to maturity, which is our intention. As of June 30, 2009, we had $4,878 held in commercial money market instruments that carry an effective interest rate of 0.47%. The interest rates on our customer advances approximate the market rates for comparable instruments and are fixed.

As of June 30, 2009 we had $2,458 in long-term bank debt that bears interest at a rate of the EURIBOR rate plus four percent. The debt was amended on June 13, 2008 to release the requirement of a stand-by letter of credit which was supported by restricted cash of U.S. dollar $5,194 and to incorporate an interest rate swap agreement to fix the rate at 9.59%.

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

Our foreign exchange forward contracts generally mature in three months or less from the contract date. We held forward contract hedges on €2,000 ($2,809) and Australian $2,400 ($1,931) at June 30, 2009. We recognized an unrealized gain of $6 at the period ending June 30, 2009. The unrecognized gain is recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations, and in Prepaid expenses and other in the Condensed Consolidated Balance Sheets. The contracts will expire in the third quarter of 2009.

Effective in the second quarter 2008, we entered into an interest rate swap agreement. The contract effectively fixes the interest rate of the long term debt associated with the German acquisition at 9.59%.

Foreign Currency Risk. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S., and from intercompany account balances between our U.S. parent and our non-U.S. subsidiaries. In the three months ended June 30, 2009, approximately 58.5% of our net sales and 41.1% of our operating expenses were denominated in currencies other than the U.S. dollar. In the six months ended June 30, 2009, approximately 60.5% of our net sales and 40.8% or our operating expenses were denominated in currencies other than the U.S. dollar.

Inventory purchases were transacted in U.S. dollars. The local currency of each foreign subsidiary is considered the functional currency, and revenue and expenses are translated at average exchange rates for the reported periods. Therefore, our foreign sales and expenses will be higher in a period in which there is a weakening of the U.S. dollar and will be lower in a period in which there is a strengthening of the U.S. dollar. The Australian dollar and Euro are our most significant foreign currencies. Given the uncertainty of exchange rate fluctuations and the varying performance of our foreign subsidiaries, we cannot estimate the affect of these fluctuations on our future business, results of operations and financial condition. Fluctuations in the exchange rates between the U.S. dollar and other currencies could effectively increase or decrease the selling prices of our products in international markets where the prices of our products are denominated in U.S. dollars. We regularly monitor our foreign currency risks and may take measures to reduce the impact of foreign exchange fluctuations on our operating results. To date, we have not used derivative financial instruments for hedging, trading or speculating on foreign currency exchange, except to hedge intercompany balances in 2008 and for the six months ending June 30, 2009.

For the six months ended June 30, 2009 and 2008, average currency exchange rates to convert one U.S. dollar into each local currency for which we had sales of over $5,000 by quarter were as follows:

	2009	2008
Euro	0.75	0.65
Australian dollar	1.41	1.08

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting. During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, such internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In February 2006, the former owners of Sanomed, which we acquired in 2003, filed a lawsuit in German civil court claiming that certain deductions made by us against certain accounts receivable amounts and other payments remitted to the former owners were improper. The former owners sought damages in the amount of approximately €2,600 ($3,600). We filed our statement of defense and presented our position during oral arguments. The court asked the parties to attempt to settle the matter and, on July 20, 2009, we agreed to settle the claim with the former owners. Under the terms of the settlement, we agreed to pay the former owners of Sanomed an aggregate sum of €1,050 ($1,471), approximately the amount reserved in our balance sheet at March 31 and June 30, 2009 for this matter. We remitted the settlement payment on August 6, 2009.

As part of the Sanomed purchase agreement, the former owners were entitled to contingent consideration based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to contingent consideration irrespective of the achievement of the revenue milestones. In addition to the above noted lawsuit, two of the former owners filed suit against us, one of which was settled in 2007, and the other former owner’s contingent consideration claim against us for approximately €1,100 ($1,500) plus interest was dismissed on July 2008, with the German court rendering its decision in our favor. The former owner has appealed. We continue to strongly deny the allegations contained in the former owner’s appeal and intend to vigorously defend ourselves; however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect. We establish liabilities when a particular contingency is probable and estimable.

Also see Item 1-A, below, regarding our on-going litigation against a German insurance company.

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

Legislation passed by the Federal Council of Germany in November 2008 and which became effective on April 1, 2009, resulted in sweeping changes to the way doctors and healthcare providers interact and are reimbursed from insurance companies. These changes require our German subsidiary to renegotiate contracts with insurance companies and ENT doctors on a new basis. In the first three months of 2009, we believed our German subsidiary was making progress, having successfully renegotiated contracts representing approximately 27% of our 2008 German revenue. However, on April 1, 2009, we were notified by one large insurance company representing approximately 25% of our German revenue that, despite several months of favorable negotiations, due to “political headwinds,” they were refusing to enter into a contract; therefore, our German subsidiary filed a lawsuit in the Social Court in Hamburg, Germany against this insurance company, requesting that the court compel the insurance company to enter into a contract with our German subsidiary. On April 28, 2009, the Court rejected these claims. We have subsequently filed an appeal of this decision. In addition, a number of other insurance companies were unsure if they should sign a contract because there were rumors that the newly enacted law could potentially change again, thus requiring the need to renegotiate again. Without renegotiated insurance contracts, and the ability to pay customary fitting fees to the ENT doctors, we expected revenue to decline substantially and cash flow of the operation would not be sufficient to support our intangibles balances. Thus, we recognized a $14.7 million non-cash write-off of our goodwill and trade name associated with our German operation in the first quarter of 2009.

In June 2009, the German government passed additional amendments to the law that became effective July 23, 2009. The key implication of these amendments to our business model was to impose additional costs on the doctors and insurance companies that conduct business with our German operation.

We are currently renegotiating contracts in light of the new legislative requirements and are working to contract with other insurance companies as well. The lack of signed insurance contracts and the imposition of new and costly requirements on the ENT doctors and the insurance companies are expected to put further strain on sales beyond what we experienced in the second quarter of 2009.

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

Date: August 7, 2009

/s/ MICHAEL M. HALLORAN
Michael M. Halloran
Vice President and Chief Financial Officer