Form 10-Q
period 2009-09-30
OTIX GLOBAL, INC.
filed 2009-11-06
CIK 1105982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of November 3, 2009, there were 28,679,185 shares of the registrant’s $0.001 par value common stock outstanding.

OTIX GLOBAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OTIX GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$9,858	$13,129
Restricted cash	70	284
Accounts receivable, net of allowance for doubtful accounts of $1,100 and $1,497	13,198	17,524
Inventories	10,372	10,129
Prepaid expenses and other	4,053	4,114

Total current assets	37,551	45,180
Property and equipment, net of accumulated depreciation and amortization of $19,718 and $20,641	7,819	6,869
Definite-lived intangible assets, net	6,817	8,504
Indefinite-lived intangible assets	9,156	7,242
Goodwill	20,314	35,564
Other assets	3,116	3,587

Total assets	$84,773	$106,946

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,683	$4,673
Payable for earn-out on acquisitions	417	417
Accounts payable	5,361	7,562
Accrued payroll and related expenses	3,947	4,488
Accrued restructuring	665	848
Accrued warranty	4,095	3,727
Deferred revenue	4,615	4,158
Other accrued liabilities	2,957	4,411

Total current liabilities	27,740	30,284
Long-term debt, net of current portion	867	2,182
Deferred revenue, net of current portion	5,582	5,460
Other liabilities	793	1,109

Total liabilities	34,982	39,035
Shareholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; zero issued and outstanding	—	—
Common stock, $0.001 par value; 70,000 shares authorized; 27,704 and 27,544 shares issued and outstanding, respectively	29	29
Additional paid-in-capital	145,044	143,965
Accumulated deficit	(100,516)	(78,892)
Accumulated other comprehensive income	9,007	6,582
Treasury stock; 974 shares at cost	(3,773)	(3,773)

Total shareholders’ equity	49,791	67,911

Total liabilities and shareholders’ equity	$84,773	$106,946

See accompanying notes to condensed consolidated financial statements.

OTIX GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net sales	$23,139	$31,311	$72,991	$97,598
Cost of sales	9,069	11,193	29,294	35,581

Gross profit	14,070	20,118	43,697	62,017
Selling, general and administrative expense	14,560	18,013	44,179	55,013
Research and development expense	1,340	2,005	5,248	6,387
Goodwill and definite-lived intangibles impairment charges	135	—	14,793	—
Restructuring charges	98	232	623	1,561

Operating loss	(2,063)	(132)	(21,146)	(944)
Interest expense	(102)	(208)	(379)	(573)
Other income, net	218	71	303	683

Loss before income taxes	(1,947)	(269)	(21,222)	(834)
Provision (benefit) for income taxes	115	(910)	390	(321)

Income (loss) from continuing operations	(2,062)	641	(21,612)	(513)
Loss from discontinued operations, net of income taxes	(2)	(344)	(12)	(3,724)

Net income (loss)	$(2,064)	$297	$(21,624)	$(4,237)

Basic and diluted income (loss) per common share:
Continuing operations	$(0.07)	$0.02	$(0.78)	$(0.02)
Discontinued operations	—	(0.01)	—	(0.14)

Net income (loss)	$(0.07)	$0.01	$(0.78)	$(0.16)

Weighted average number of common shares outstanding:
Basic	27,703	27,489	27,652	27,226

Diluted	27,703	27,541	27,652	27,226

See accompanying notes to condensed consolidated financial statements.

OTIX GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(21,624)	$(4,237)
Loss from discontinued operations, net of tax	12	3,724
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,058	3,758
Stock-based compensation	1,098	1,379
Foreign currency (gain) loss, net	97	(49)
Deferred income taxes	(40)	—
Imputed interest on long-term debt	82	260
Non-cash portion of restructuring charge	3	263
Goodwill and definite-lived intangible impairment charges	14,793	—
Loss on disposal of long-lived assets	—	132
Reversal of deferred income tax valuation allowance	—	(1,305)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	4,964	1,554
Inventories	661	2,158
Other assets	440	(122)
Withholding taxes remitted on share-based awards	(38)	(220)
Accrued restructuring	(103)	660
Accounts payable, accrued expenses and deferred revenue	(5,150)	(2,378)

Net cash provided by (used in) operating activities from continuing operations	(1,747)	5,577
Net cash used in discontinued operations	(49)	(1,156)

Net cash provided by (used in) operating activities	(1,796)	4,421
Cash flows from investing activities:
Acquisitions of businesses and contingent consideration, net of cash acquired	—	(4,716)
Purchase of property and equipment	(2,217)	(2,244)
Customer loan payments (advances), net	633	(886)

Net cash used in investing activities from continuing operations	(1,584)	(7,846)
Net cash provided by discontinued operations in investing activities	—	717

Net cash used in investing activities	(1,584)	(7,129)
Cash flows from financing activities:
Proceeds from exercise of stock options and tax collected on restricted stock	20	8
Reduction in cash and cash equivalents used to collateralize letter of credit	261	5,169
Proceeds from borrowing on line of credit	2,885	—
Principal payments on long-term loans	(3,298)	(4,215)

Net cash provided by (used in) financing activities	(132)	962
Effect of exchange rate changes on cash and cash equivalents from continuing operations	247	(121)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	(6)	(34)

Effect of exchange rate changes on cash and cash equivalents	241	(155)
Net decrease in cash and cash equivalents	(3,271)	(1,901)
Cash and cash equivalents, beginning of the period	13,129	15,214

Cash and cash equivalents, end of the period	$9,858	$13,313

Supplemental cash flow information:
Cash paid for interest expense	$307	$486
Cash paid for income taxes	1,141	1,892
Supplemental disclosure of acquisition related activity:
Stock issued for acquisition of businesses	$—	$2,420
Notes payable related to acquisition of businesses, net of imputed interest	—	985

See accompanying notes to condensed consolidated financial statements.

OTIX GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1. BASIS OF PRESENTATION

Otix Global, Inc. (“the Company” or “Otix”) was previously named Sonic Innovations, Inc. (“Sonic”). At the May 2009 annual meeting, the shareholders of Sonic voted to change the name to Otix Global, Inc. The change was made to create a holding company that will allow the Sonic Innovations brand and Sonic’s other brands to operate independently from each other. Sonic will continue as a company and brand, developing and distributing leading hearing instruments and services, and Otix will serve as the parent company of Sonic and Sonic’s other legal entities.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results that may be expected for the full year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sonic Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the U.S. Securities and Exchange Commission (“SEC”).

On September 1, 2008, the Company sold one European operation and closed a second European operation. As of September 30, 2009, there were no material balances related to these operations remaining in the Condensed Consolidated Balance Sheets. These operations have been classified as discontinued operations in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008.

As further discussed in Note 2, in June 2009, the German government passed a law that became effective July 23, 2009. The key implication to the Company’s business model was to impose additional costs on the doctors and insurance companies that conduct business with the Company’s German subsidiary. The Company is currently renegotiating contracts in light of the new legislative requirements and is working to contract with other insurance companies as well. Although the Company’s German subsidiary is exploring and implementing alternative avenues for replacing the lost revenue, the lack of signed insurance contracts and the imposition of new and costly requirements on the ENT doctors and the insurance companies are expected to put further strain on sales through insurance companies beyond what the Company experienced in the third quarter of 2009. The long term prospects for the Company’s German subsidiary remain uncertain. The German situation will continue to impact the Company’s liquidity.

The Company’s ability to make payments on and to refinance its indebtedness, and to fund planned capital expenditures and ongoing operations, will depend on its ability to generate cash in the future. This depends to a degree on general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. The Company plans to continue to manage its receivables and inventory to improve turns which is expected to free-up cash and, together with available cash balances, it is expected to be able to fund future debt service payments, ongoing operations, and capital expenditures. Considering its current level of operations, expected revenue growth and anticipated cost management and operating improvements, the Company plans on generating positive cash flow from operations over the next twelve months. The key to this assumption will be its German operating performance. In financing activities, the Company plans to continue to limit capital expenditures to key strategic projects with an anticipated high rate of return. It expects that total current debt service payments due over the next year of $5,683 will be repaid from available cash on hand, and anticipated cash flow from operations. The Company expects to negotiate an extension on its line of credit.

There can be no assurance, however, that the Company’s business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available in an amount sufficient to enable it to pay its indebtedness or to fund other liquidity needs. Furthermore, the Company cannot provide any assurances that ongoing adverse conditions in global capital markets and adverse general economic conditions will not have a material adverse impact on its future operations and cash flows. The Company may need to refinance all or a portion of its indebtedness on or before maturity and it cannot provide assurances that it will be able to refinance any of its indebtedness on commercially reasonable terms, or at all. Should the Company be unable to renegotiate its debt service payments, it may need to sell assets of the company, which will also be subject to market conditions existing at that time. Both the revolving credit facility and the German bank debt have a customary material adverse change clause that allows the banks to call the loans, if invoked. Neither bank has invoked this clause. The Company is in compliance with its debt covenants as of September 30, 2009.

OTIX GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands, except per share data)

(unaudited)

The Company monitors its capital structure on an ongoing basis and from time to time considers financing and refinancing options to improve its capital structure and to enhance its financial flexibility. The ability to enter into new financing arrangements is subject to restrictions in the Company’s outstanding debt instruments. At any given time the Company may pursue a variety of financing opportunities, and its decision to proceed with any financing will depend, among other things, on prevailing market conditions, near term maturities and available terms.

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$2,066	$2,506	$1,994	$2,389
Provisions	2,052	2,217	6,387	8,113
Returns processed	(2,296)	(2,575)	(6,559)	(8,354)

Balance, end of period	$1,822	$2,148	$1,822	$2,148

For the three months ended September 30, 2009 and 2008, sales to the Australian Government’s Office of Hearing Services, a division of the Department of Health and Aging, accounted for 18.7% and 14.0%, respectively, of the Company’s consolidated net sales. For the nine months ended September 30, 2009 and 2008, such sales accounted for 14.6% and 12.6%, respectively. No other customer accounted for 10% or more of consolidated net sales.

Taxes Collected from Customers and Remitted to Governmental Authorities. The Company recognizes taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer on a net basis (excluded from net sales).

Warranty Costs. The Company provides for the cost of remaking and repairing products under warranty at the time of sale, typically for periods of one to three years depending upon product and geography. These costs are included in cost of sales. When evaluating the adequacy of the warranty reserve, the Company analyzes the amount of historical and expected warranty costs by geography, by product family, by model and by warranty period as appropriate. If actual product failure rates or repair and remake costs differ from the Company’s estimates, revisions to the warranty accrual will be required. The warranty costs of $249 were transferred to a third party as part of the third quarter 2008 European restructuring.

OTIX GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands, except per share data)

(unaudited)

Accrued warranty costs were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$4,013	$4,650	$3,727	$5,249
Provisions	1,072	759	3,263	2,855
Transferred to third party	—	(249)	—	(249)
Costs incurred	(990)	(1,199)	(2,895)	(3,894)

Balance, end of period	$4,095	$3,961	$4,095	$3,961

Cash Equivalents. The Company considers all short-term investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2009 and December 31, 2008, cash equivalents consisted of money market funds totaling $4,058 and $8,001, respectively. As of September 30, 2009 and December 31, 2008, the Company had pledged $70 and $284 of cash and cash equivalents, respectively, as a security deposit for banking arrangements.

Fair Value Measurements. The Company has adopted Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” with respect to its financial assets and liabilities and for applicable non-financial assets and non-financial liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The Company’s money market funds totaling $4,058 as of September 30, 2009 were considered to have level 1 observable inputs and are recorded at fair value.

ASC 825, “Financial Instruments”, requires public entities to disclose in their interim financial statements the fair value of certain financial instruments, as well as the method(s) and significant assumptions used to estimate the fair value of those financial instruments. The Company adopted the provisions of ASC 825 by including the required additional financial statement disclosures as of June 30, 2009. The adoption of ASC 825 had no impact on the Company’s financial position or results of operations. In addition, this standard allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement for any assets and liabilities that are not otherwise required.

Derivative Instruments and Hedging Activities. The Company follows ASC 815, “Derivatives and Hedging,” for its derivative and hedging activities.

This standard became effective for the Company for the fiscal year beginning after January 1, 2009. The standard requires enhanced disclosures about a company’s derivative and hedging activities. The adoption of this standard did not have material impact on our financial statements.

The Company employs derivative financial instruments to manage risks, including the short term impact of foreign currency fluctuations on certain intercompany balances, or variable interest rate exposures. The Company has not designated these contracts as hedging instruments, nor does the Company enter into these contracts for trading or speculation purposes. Gains and losses on the contracts are included in the results of operations and offset foreign exchange gains or losses recognized on the revaluation of certain intercompany balances, or interest expense due to movement in variable interest rates, as applicable.

The Company uses foreign currency forward contracts to manage the foreign exchange risk associated with its intercompany balances. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of the foreign currency-denominated intercompany balances change. Foreign currency forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. The Company entered into two foreign currency forward contracts during the three months ended September 30, 2009 and the Company recorded a $48 gain in Other income, net in the Condensed Consolidated Statements of Operations for the quarter ending September 30, 2009. The contracts expired on September 30, 2009.

OTIX GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands, except per share data)

(unaudited)

The Company has variable-rate debt related to its German operations. These obligations expose the Company to variability in interest payments and therefore fluctuations in interest expense and cash flows due to changes in interest rates. Interest rate swap contracts are used in the Company’s risk management activities in order to minimize significant fluctuations in earnings that are caused by interest rate volatility. Interest rate swaps involve the exchange of variable-rate interest payments for fixed-rate interest payments based on the contractual underlying notional amount. Gains and losses on the interest rate swaps that are linked to the debt being hedged are expected to substantially offset this variability in earnings. Effective in the second quarter 2008, the Company entered into an interest rate swap agreement. The contract effectively fixes the interest rate of the long term debt associated with the German acquisition at 9.59% for the remaining life of the loan. The fair value of the Company’s debt obligations approximates the carrying value as of September 30, 2009.

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

	September 30, 2009	December 31, 2008
Raw materials and components	$3,751	$4,445
Work in progress	76	218
Finished goods	6,545	5,466

Total	$10,372	$10,129

Inventory reserves were $854 and $1,343 as of September 30, 2009 and December 31, 2008, respectively.

Comprehensive Loss. Comprehensive loss includes net loss plus the results of certain changes in shareholders’ equity that are not reflected in the results of operations. Comprehensive loss consisted solely of changes in foreign currency translation adjustments, which were not adjusted for income taxes as they related to specific indefinite investments in foreign subsidiaries and net loss.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(2,064)	$297	$(21,624)	$(4,237)
Foreign currency translation adjustments	1,414	(4,113)	2,425	(1,460)

Comprehensive loss	$(650)	$(3,816)	$(19,199)	$(5,697)

Share-Based Compensation. Share-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the employee requisite service period. For further information, refer to the footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.

Share-based compensation expense pertaining to stock options and restricted stock awards was $290 and $390 for the three months ended September 30, 2009 and 2008, respectively. Share-based compensation expense pertaining to stock options and restricted stock awards was $1,098 and $1,379 for the nine months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009 and 2008, respectively, share-based compensation expense of $63 and $44 was recorded in cost of sales, $170 and $262 in selling general and administrative expense and $57 and $84 in research and development expense. For the nine months ended September 30, 2009 and 2008, respectively, share-based compensation expense of $164 and $128 was recorded in cost of sales, $758 and $1,041 in selling, general and administrative expense and $176 and $210 in research and development expense. In addition, share-based compensation expense pertaining to stock options and restricted stock awards of $38 was recognized in connection with the Company’s restructuring activities which were recorded as a component of the restructuring charges recorded as of September 30, 2008.

During the three months ended September 30, 2009, the Company granted 233 stock option awards with an aggregate fair value of $120. The fair value of the options issued during the three months ended September 30, 2009 was estimated on the date of grant based on a risk free rate of return of 2.5%, an expected dividend yield of 0.0%, volatility of 62.8%, and an expected life of 5 years. During the three months ended September 30, 2008, the Company granted 110 stock option awards with an aggregate fair value of $170. The fair value of the options issued during the three months ended September 30, 2008 was estimated on the date of grant based on a risk

OTIX GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands, except per share data)

(unaudited)

free rate of return of 3.1%, an expected dividend yield of 0.0%, volatility of 58.0%, and an expected life of 5 years. During the nine months ended September 30, 2009, the Company granted 233 stock option awards with an aggregate fair value of $120 as discussed above. During the nine months ended September 30, 2008, the Company granted 670 stock option awards to employees with an aggregate fair value of $1,552. The fair value of options issued during the nine months ended September 30, 2008 was estimated on the date of grant based on a risk free rate of return of 3.8%, an expected dividend yield of 0.0%, volatility of 58.3%, and an expected life of 5 years.

During the nine months ended September 30, 2009, the Company granted 54 restricted stock awards to members of the board of directors with an aggregate fair value of $33 and no grants were made to employees. During the nine months ended September 30, 2008, the Company granted 76 restricted stock awards to employees with an aggregate fair value of $368 and 63 restricted stock awards to members of the board of directors with an aggregate fair value of $246.

As September 30, 2009, there was $1,158 and $954 of unrecognized share-based compensation expense relating to options and restricted stock awards, respectively, that will be recognized over a weighted-average period of 2.6 and 2.7 years, respectively.

Income (Loss) Per Common Share. Basic income (loss) per common share is calculated based upon the weighted average shares of common stock outstanding during the period. Diluted income (loss) per share is calculated based upon the weighted average number of shares of common stock outstanding, plus the dilutive effect of common stock equivalents calculated using the treasury stock method.

Dilutive common stock equivalents for the three months ended September 30, 2008 consisted of 52 equivalent shares pertaining to 114 stock shares. Antidilutive common stock equivalents of 3,022 and 3,187 for the three months ended September 30, 2009 and nine months ended September 30, 2009, respectively, were excluded from the diluted income (loss) per share calculation. Antidilutive common stock equivalents and restricted stock of 4,492 and 4,114 for the three and nine months ended September 30, 2008, respectively, were excluded from the diluted income (loss) per share calculation.

Income Taxes. In some jurisdictions net operating loss carry-forwards reduce or offset tax provisions. The Company’s income tax provision (benefit) for the three months ended September 30, 2009 and 2008 was $115 and ($910), respectively and for the nine months ended September 30, 2009 and 2008 was $390 and ($321), respectively. The current year income tax provision was principally the result of pre-tax profits in certain foreign geographies, alternative minimum tax in the U.S., amortization of goodwill, and state taxes. Income taxes on profits in the U.S. and a number of our foreign subsidiaries are currently negated by our net operating loss carry-forwards.

Recent Accounting Pronouncements. ASC 805, “Business Combinations” became effective for fiscal years beginning after December 15, 2008. This standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of ASC 805 did not have a material impact on the condensed consolidated financial statements.

ASC 810, “Consolidation”, which is effective for fiscal years beginning after December 15, 2008, requires all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the condensed consolidated financial statements. The adoption of ASC 810, effective January 1, 2009, did not have a material impact on the condensed consolidated financial statements.

ASC 855, “Subsequent Events”, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim or fiscal periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. The Company evaluated the effects of all subsequent events from September 30, 2009 through November 6, 2009, the date the Company filed its condensed consolidated financial statements with the SEC.

ASC 105, “General Accepted Accounting Principles”, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009, establishes the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“Codification”), which supersedes all existing accounting standard documents and became the single source of authoritative non-governmental U.S. generally accepted accounting principles. All other accounting literature not included in the Codification will be considered non-authoritative. The Company has conformed its financial statements and related notes to the new Codification for the quarter ended September 30, 2009. The adoption of ASC 105 did not have a material impact on its condensed consolidated financial statements.

ASU 2009-13, “Revenue Recognition (ASU Topic 605) – Multiple Deliverable Revenue Arrangements”, a consensus of the FASB Emerging Issues Task Force which is effective for the Company in the first quarter of fiscal year 2011, with early adoption permitted, modifies the fair value requirements of ASC subtopic 605-25, “Revenue Recognition-Multiple Element Arrangements”, by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence (“VSOE”) and verifiable objective

OTIX GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands, except per share data)

(unaudited)

evidence (“VOE”) (now referred to as “TPE” standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. In October 2009, the FASB also issued ASU 2009-14, “Software (ASC Topic 985) – Certain Revenue Arrangements That Include Software Elements”, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the scope of ASC subtopic 965-605, “Software-Revenue Recognition”, to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. This update requires expanded qualitative and quantitative disclosures once adopted. The Company is currently evaluating the impact of adopting these pronouncements on its condensed consolidated financial statements.

2. INTANGIBLE ASSETS

Definite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment.” Goodwill represents the excess of the cost of businesses acquired over the fair value of the assets acquired and liabilities assumed. In accordance with the provisions of ASC 350, “Intangibles- Goodwill and Other”, the Company does not amortize goodwill, but tests it for impairment annually using a fair value approach at the “reporting unit” level. In accordance with ASC 350, a reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by senior management. However, components are aggregated as a single reporting unit if they have similar economic characteristics.

ASC 350 also stipulates that goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below the carrying amount. To measure the amount of an impairment loss, the standard prescribes a two-step method. The first step requires the Company to determine the fair value of the reporting unit and compare that fair value to the net book value of the reporting unit. The fair value of the reporting unit is determined using the income approach (discounted cash flow analysis). The Company also considers market information (market approach) when such information is available to validate the more detailed discounted cash flow calculations. Market information typically includes the Company’s general knowledge of sale transaction multiples and/or previous discussions the Company has had with third parties regarding the value of a similar reporting unit or the Company’s specific reporting unit. The Company relies on the income approach because it reflects the reporting unit’s expected cash flows and incorporates management’s detailed knowledge of products, pricing, competitive environment, global economic conditions, industry conditions, interest rates, and management actions, whereas market information may not be available, or may be less precise due to a lack of comparability to the Company’s particular reporting unit. The second step requires the Company to determine the implied fair value of goodwill and measure the impairment loss as the difference between the book value of the goodwill and the implied fair value of the goodwill. The implied fair value of goodwill must be determined in the same manner as if the Company had acquired those reporting units.

Legislation passed by the Federal Council of Germany in November 2008 and which became effective on April 1, 2009, resulted in sweeping changes to the way doctors and healthcare providers interact and are reimbursed from insurance companies. These changes require the Company’s German subsidiary to renegotiate contracts with insurance companies and ENT doctors on a new basis. In the first three months of 2009, the Company believed its German subsidiary was making progress, having successfully renegotiated contracts representing approximately 27% of its 2008 German revenue. However, on April 1, 2009, the Company was notified by one large insurance company representing approximately 25% of its German revenue that, despite several months of favorable negotiations, due to “political headwinds,” they were refusing to enter into a contract; therefore, the Company’s German subsidiary filed a lawsuit in the Social Court in Hamburg, Germany against this insurance company, requesting that the court compel the insurance company to enter into a contract with it. On April 28, 2009, the Court rejected these claims. The Company’s German subsidiary has subsequently filed an appeal of this decision. In addition, a number of other insurance companies were unsure if they should sign a contract because there were rumors that the newly enacted law could potentially change again, thus requiring the need to renegotiate again. Without renegotiated insurance contracts, and the ability to pay customary fitting fees to the ENT doctors, the Company expected revenue to decline substantially and cash flow of the operation would not be sufficient to support its intangibles balances.

The Company determined that an interim impairment test was necessary at the end of the first quarter of 2009 in this reporting unit. In the step one calculation, the Company assumed a full year revenue of approximately 45% of 2008 levels (which resulted from a full first quarter 2009 and approximately 27% of revenue thereafter) and operating expenses of approximately 90% of 2008 levels as the Company continued to attempt to renegotiate additional contracts and service existing contracts. However, renegotiation was expected to be difficult given the political pressures posed by local acousticians, our largest competitors, and the adverse result in the social court case. Accordingly, the Company could not reasonably expect revenue in excess of those contracts which had already been renegotiated for one year terms. In addition, there continued to be high risk that some or all of the insurance companies who had renegotiated their contracts would not renew their contracts with the Company upon expiration in April 2010 given the political climate and the social court decision. Accordingly, we estimated that we would maintain the 27% of revenue for one year and would be unable to successfully renegotiate with additional insurers. The Company used a discount rate of 14.5%. A sensitivity analysis was

OTIX GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands, except per share data)

(unaudited)

not performed given the significant disparity between the estimated fair value and carrying value. Reasonable changes to the assumptions used, based on then-existing facts and circumstances, would not have changed the outcome. After completing step one of the prescribed test, the Company determined that the estimated fair value of the reporting unit was less than its book value on March 31, 2009. The Company performed the step two test and concluded that the reporting unit’s goodwill and trade name were impaired. As a result, an impairment loss of $14,205 for goodwill and $453 for definite lived intangibles was recorded in the first quarter of 2009 in the Company’s European segment.

During the third quarter 2009, the Company closed three U.S. retail locations and wrote off goodwill of $89 and customer databases of $46 associated with those locations. The Company’s goodwill and trade names were classified using level 3 inputs of the fair value hierarchy as defined in ASC 820, “Fair Value Measurements and Disclosures.”

Changes in goodwill and indefinite-lived intangible assets for the nine months ended September 30, 2009 were as follows:

	North America	Europe	Rest-of-World	Total
Balance, December 31, 2008	$13,922	$21,642	$7,242	$42,806
Goodwill impairment	(89)	(14,205)	—	(14,294)
Effect of exchange rate changes	—	(956)	1,914	958

Balance, September 30, 2009	$13,833	$6,481	$9,156	$29,470

Definite-lived intangible assets were as follows:

		September 30, 2009		December 31, 2008
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Purchased technology and licenses	3-13 years	$1,976	$1,319	$1,976	$1,214
Brand and trade names	1-10 years	129	129	1,948	1,368
Customer databases	2-10 years	7,433	2,262	7,445	1,527
Non-compete agreements	1-5 years	2,189	1,200	2,171	927

Total		$11,727	$4,910	$13,540	$5,036

3. LONG-TERM DEBT

The Company obtained a loan from a German bank in 2003 to fund the acquisition of its German business. On June 13, 2008, Sonic Innovations GmbH, a German subsidiary of Otix, entered into a Second Amendment to the long-term loan with a German bank. The Second Amendment states that all current loan utilization will bear interest at the EURIBOR rate plus 4.0%. As of September 30, 2009, the balance of the loan was €1,500 ($2,189). The loan payments are €250 ($365 as of September 30, 2009) per quarter. The effective interest rate on this loan for the nine months ended September 30, 2009 and 2008 was 9.59% and 8.19%, respectively. In September 2008, the Company entered into an interest rate swap agreement with an initial notional amount of €2,500 to be reduced €250 per quarter through January 2011. Under this agreement the Company receives a floating rate based on the EURIBOR interest rate, and pays a fixed rate of 9.59% on the notional amount effectively fixing the interest rate on the Company’s German loan.

Acquisition loans relate to the purchase of retail audiology practices acquired under the Company’s retail distribution initiative. Generally, these notes are secured by the acquired assets, subordinated to the revolving credit facility, and are due in annual installments from the acquisition date.

In April 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, providing for a revolving credit facility, under which borrowings of up to $6,000 were available. The credit facility is secured by substantially all tangible U.S. assets. The credit facility was amended in May 2008 to extend the term for one year to April 12, 2010, modify the adjusted quick ratio, and consent to a guarantee by the Company of the loan from a German bank. Borrowings under the credit facility were subject to interest at the domestic prime rate or at a Euro dollar-based rate (“LIBOR”) plus 2.75% if the adjusted quick ratio was greater than or equal to 0.75 or the domestic prime rate plus 0.25% or the LIBOR rate plus 3.0% if the adjusted quick ratio was less than 0.75. There is an annual fee of 0.375% on the average unused portion of the credit facility. During the second quarter of 2009 the Company borrowed $2,750 on this line of credit. The Company further amended the credit facility agreement in August 2009. Borrowings under the credit facility are now subject to interest at the domestic prime rate. If the adjusted quick ratio is greater than or equal to 1.25 to 1.0, then the interest rate is the Prime Rate plus 0.25 percentage point; if the adjusted quick ratio is less than 1.25 to 1.0, then the interest rate is the Prime Rate plus 0.50 percentage point. The amendment further includes a covenant that the Company should not incur EBITDA losses greater than $3,000 on a cumulative basis for all quarterly or monthly periods, as applicable, in calendar year 2009, and beginning in 2010, this covenant will be calculated based on a rolling twelve-month period. Finally, the amended agreement includes a provision to exclude the one-time charges relating to the Germany goodwill and intangibles impairment incurred in the second quarter of 2009.

OTIX GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands, except per share data)

(unaudited)

Both the revolving credit facility and the German bank debt have a customary material adverse change clause that allows the banks to call the loans, if invoked. Neither bank has invoked this clause. The fair value of the Company’s debt obligations approximates the carrying value as of September 30, 2009. The Company is in compliance with its debt covenants as of September 30, 2009.

The Company borrowed $135 on this line of credit during the third quarter of 2009 and paid $408 in the fourth quarter of 2009 due to reduced borrowing capacity. There were no outstanding borrowings on the credit facility as of December 31, 2008. The effective interest rate on this line of credit for the three months ended September 30, 2009 was 4.33%.

As of September 30, 2009, the current portion of long-term debt was $5,683 and the long-term portion was $867. Future payments on long-term debt consisted of the following as of September 30, 2009:

			Future Payments
	Interest Rate	Total	Rest of 2009	2010	2011	2012
Foreign loan	9.59%	$2,189	$365	$1,459	$365	$—
Line of credit	4.33%	2,885	—	2,885	—	—
Acquisition loans & other	0.0-7.75%	1,506	1,020	387	68	31

Total		6,580	1,385	4,731	433	31
Less imputed interest		(30)	(7)	(16)	(6)	(1)

Total carrying amount		$6,550	$1,378	$4,715	$427	$30

4. LEGAL PROCEEDINGS

In February 2006, the former owners of Sanomed, which the Company acquired in 2003, filed a lawsuit in German civil court claiming that certain deductions made by the Company against certain accounts receivable amounts and other payments remitted to the former owners were improper. The former owners sought damages in the amount of approximately €2,600 ($3,800). The Company filed its statement of defense and presented its position during oral arguments. The court asked the parties to attempt to settle the matter and on July 20, 2009, the Company and the former owners agreed to settle the claim. Under the terms of the settlement, the Company agreed to pay the former owners of Sanomed an aggregate sum of €1,050 ($1,471), approximately the amount reserved in the Company’s balance sheet at December 31, 2008 for this matter. The Company remitted the settlement payment in August 2009.

As part of the Sanomed purchase agreement, the former owners were entitled to contingent consideration based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to contingent consideration irrespective of the achievement of the revenue milestones. In addition to the above noted lawsuit, two of the former owners filed suits against the Company, one of which was settled in 2007, and the other former owner’s contingent consideration claim against the Company for approximately €1,100 ($1,600) plus interest was dismissed in July 2008, with the German court rendering its decision in favor of the Company. The former owner has appealed. The Company continues to strongly deny the allegations contained in the former owner’s appeal and intends to defend itself vigorously; however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect on the Company. The Company establishes reserves when a particular contingency is probable and estimable.

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

OTIX GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands, except per share data)

(unaudited)

5. RESTRUCTURING

During the second quarter 2009, the Company took actions to improve profitability by reducing the total number of employees in North America, and recognized a restructuring charge of $525. During the third quarter of 2009, the Company took further actions to improve North America profitability by closing three retail locations and further reducing headcount, resulting in a restructuring charge of $98 and goodwill and definite-lived intangible write-off of $135. During the nine months ended September 30, 2009, the Company made payments as listed in the following table in relation to its 2008 and 2009 restructuring charges:

	Employee Related	Excess Facilities	Impairment and Other	Total
Balance, December 31, 2008	$440	$283	$125	$848
Payments and foreign exchange	(135)	(65)	(52)	(252)

Balance, March 31, 2009	$305	$218	$73	$596
Restructuring Charge	525	—	—	525
Payments and foreign exchange	(116)	(10)	(18)	(144)

Balance, June 30, 2009	$714	$208	$55	$977
Restructuring Charge	48	50	135	233
Payments and foreign exchange	(415)	5	(135)	(545)

Balance, September 30, 2009	$347	$263	$55	$665

6. DISCONTINUED OPERATIONS

In the second quarter of 2008, a decision was made to divest certain European operations. During the second, third, and fourth quarters of 2008, the Company implemented restructuring actions, primarily in Europe, by consolidating operations, reducing headcount, closing facilities, selling off assets and impairing certain intangible assets. On September 1, 2008, the Company sold one European operation unit for $706 in cash and closed a second operation. These operations have been classified as discontinued operations in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008.

The following amounts relate to discontinued operations and have been segregated from continuing operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Net sales	$4	$276	$(54)	$1,265

Loss from discontinued operations before restructuring and loss on sale	$(2)	$(119)	$(12)	$(1,063)
Restructuring charge, net of zero taxes	—	(140)	—	(2,576)
Loss on sale of discontinued operations, net of zero taxes	—	(85)	—	(85)

Loss from discontinued operations, net of zero taxes	$(2)	$(344)	$(12)	$(3,724)

As of September 30, 2009 and December 31, 2008, the Company has $417 accrued pertaining to earn-out payments relating to the discontinued operations of Tympany, which was sold by the Company in the first quarter of 2007.

OTIX GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued

(in thousands, except per share data)

(unaudited)

7. SEGMENT INFORMATION

As of September 30, 2009, the Company has three operating segments for which separate financial information is available and evaluated regularly by management in deciding how to allocate resources and assess performance. The Company evaluates performance principally based on net sales and operating profit.

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

	North America	Europe	Rest-of-World	Unallocated	Total
Three months ended September 30, 2009
Net sales to external customers	$8,503	$6,965	$7,671	$—	$23,139
Operating profit (loss)	(2,692)	845	1,124	(1,340)	(2,063)
Income (loss) from continuing operations	(2,583)	804	1,057	(1,340)	(2,062)
Three months ended September 30, 2008
Net sales to external customers	11,899	11,726	7,686	—	31,311
Operating profit (loss)	(2,240)	2,968	1,145	(2,005)	(132)
Income (loss) from continuing operations	(2,421)	2,777	2,290	(2,005)	641
Nine months ended September 30, 2009
Net sales to external customers	26,415	27,235	19,341	—	72,991
Operating profit (loss)	(8,886)	(9,182)	2,170	(5,248)	(21,146)
Income (loss) from continuing operations	(8,955)	(9,396)	1,987	(5,248)	(21,612)
Nine months ended September 30, 2008
Net sales to external customers	36,131	38,557	22,910	—	97,598
Operating profit (loss)	(6,165)	8,632	2,976	(6,387)	(944)
Income (loss) from continuing operations	(6,081)	8,036	3,919	(6,387)	(513)
As of September 30, 2009
Identifiable segment assets	46,022	19,384	19,367	—	84,773
Goodwill and indefinite-lived intangible assets	13,833	6,481	9,156	—	29,470
Long-lived assets	4,434	401	2,984	—	7,819
As of December 31, 2008
Identifiable segment assets	55,158	36,081	15,707	—	106,946
Goodwill and indefinite-lived intangible assets	13,922	21,642	7,242	—	42,806
Long-lived assets	3,704	528	2,637	—	6,869

Long-lived assets consist of property and equipment. The majority of the Company’s assets as of September 30, 2009 and December 31, 2008 were attributable to its U.S. operations. In addition to the U.S., the Company operates in two countries, Germany and Australia, in which assets and sales were in excess of 10% of consolidated amounts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands, except per share data)

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified as those that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and the following risk factors discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008: (i) deterioration of economic conditions could harm our business; (ii) we have a history of losses and negative cash flow; (iii) we face aggressive competition in our business, and if we do not compete effectively our net sales and operating results will suffer; (iv) our financial results may fluctuate significantly, which may cause our stock price to decline; (v) On October 6, 2009, we received a letter from The Nasdaq Stock Market (“Nasdaq”) notifying us that for the last 30 consecutive business days the bid price of our common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Listing Rule 5450(a)(1). The letter stated that Nasdaq will provide us a grace period of 180 calendar days, or until April 5, 2010, to regain compliance. To regain compliance, any time before April 5, 2010, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. If we do not regain compliance with Rule 5450(a)(1) by April 5, 2010, we will be eligible for an additional 180 calendar day compliance period if we meet The Nasdaq Capital Market initial listing criteria except for the bid price requirement. To avail ourselves of this alternative, we would need to submit an application to transfer our securities to The Nasdaq Capital Market. If we are not eligible for an additional compliance period, Nasdaq will provide us with written notification that our common stock will be delisted. At that time, we may appeal Nasdaq’s determination to delist our common stock to the Listings Qualifications Panel. At our May 2009 annual shareholder meeting, our shareholders approved a one-for-five reverse stock split, which has yet to be implemented. We may implement this reverse stock split should we determine that such action is necessary; (vi) we have made a number of acquisitions and could make additional acquisitions, which could be difficult to integrate, disrupt our existing business, dilute the equity of our shareholders, harm our operating results, and create tension within our existing customer bases; (vii) if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock; (viii) the loss of any large customer or a reduction in orders from any large customer or buying groups could reduce our net sales and harm our operating results; (ix) we rely on several suppliers and contractors, and our business will be seriously harmed if these suppliers and contractors are not able to meet our requirements; (x) we have high levels of product returns, remakes and repairs, and our net sales and operating results will be lower if these levels increase; (xi) if we fail to develop new and innovative products, our competitive position will suffer, and if our new products are not well accepted, our net sales and operating results will suffer; (xii) because of the complexity of our products, there may be undiscovered errors or defects that could harm our business or reputation; (xiii) if we are subject to litigation and infringement claims, they could be costly and disrupt our business; (xiv) we may be unable to adequately protect or enforce our proprietary technology, which may result in its unauthorized use or reduced sales or otherwise reduce our ability to compete; (xv) we are dependent on international operations, which exposes us to a variety of risks, including the recent German legislative changes and adverse German court ruling in connection with our German operation, that could result in lower sales and operating results; (xvi) complications may result from hearing aid use, and we may incur significant expense if we are sued for product liability; (xvii) if we fail to comply with Food and Drug Administration regulations or various sales-related laws, we may suffer fines, injunctions or other penalties; (xviii) there may be sales of our stock by our directors and officers, and these sales could cause our stock price to fall; and (xix) provisions in our charter documents, our shareholders rights plan and Delaware law may deter takeover efforts that shareholders feel would be beneficial to shareholder value.

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

We were acquisitive after raising capital in an Initial Public Offering in 2000 and a Private Investment/Public Equity (“PIPE”) offering in 2006. Product evolution continues, but the differentiation between product offerings by hearing aid companies has narrowed, and thus distribution and access to distribution continues to grow in importance. Accordingly, we acquired a number of our then distributors from 2000 to 2003. Thereafter, we acquired an operation in Germany with a unique distribution model. Then, from 2006 to 2008, we acquired a number of retail practices. This was all to strengthen our distribution network.

Germany Legislation. Legislation passed by the Federal Council of Germany in November 2008 and which became effective on April 1, 2009, resulted in sweeping changes to the way doctors and healthcare providers interact and are reimbursed by insurance companies. These changes require our German subsidiary to renegotiate contracts with insurance companies and ENT doctors. In the first three months of 2009, we believed our German subsidiary was making progress, having successfully renegotiated contracts representing approximately 27% of our 2008 German revenue. However, on April 1, 2009, we were notified by one large insurance company representing approximately 25% of our German revenue that, despite several months of favorable negotiations, due to “political headwinds,” they were refusing to enter into a contract; therefore, our German subsidiary filed a lawsuit in the Social Court in Hamburg, Germany against this insurance company, requesting that the court compel the insurance company to enter into a contract with our German subsidiary. On April 28, 2009, the Court rejected these claims. We have subsequently filed an appeal of this decision. In addition, a number of other insurance companies were unsure if they should sign a contract because there were rumors that the newly enacted law could potentially change again, thus requiring the need to renegotiate again. Without renegotiated insurance contracts, and the ability to pay customary fitting fees to the ENT doctors, we expected revenue to decline substantially and cash flow of the operation would not be sufficient to support our intangibles balances. Thus, we recognized a $14,658 non-cash write-off of our goodwill and trade name associated with our German operation in the first quarter of 2009.

In June 2009, the German government passed additional amendments to the law that became effective July 23, 2009. The key implication of these amendments to our business model was to impose additional costs on the doctors and insurance companies that conduct business with our German operation.

We are currently renegotiating contracts in light of the new legislative requirements and are working to contract with other insurance companies as well. Although our German subsidiary is exploring and implementing alternative avenues for replacing the lost revenue, the lack of signed insurance contracts and the imposition of new and costly requirements on the ENT doctors and the insurance companies are expected to put further strain on sales beyond what we experienced in the third quarter of 2009.

Germany represented 78% of European segment revenues and 95% of European segment operating profit for the year ended December 31, 2008. Germany represented 69% and 74% of European segment revenue as well as 39% and 85% of European segment operating profit for the three and nine months ended September 30, 2009, respectively.

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

•

Governments who reimburse for hearing aids are reducing the amount per device or are increasing the technology requirements for the same level of reimbursement. In a more specific circumstance to us, we have the German legislative changes previously mentioned.

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

Product Developments

We officially launched Touch™, our first receiver-in-the-canal (“RIC”) product family, in March 2009. RIC has become a very popular product type, representing approximately 35% of hearing aids sold in the United States. In addition to its sophisticated design, very small size and ease of use features, we believe Touch is the smallest and has the best moisture resistance of any RIC product on the market. Sonic’s Touch products incorporate many of the sound processing technologies present in our Velocity® series of hearing solutions. Touch provides natural sound quality, superior noise reduction, and excellent directionality, driven by our unique DIRECTIONALfocus® technology. Touch is offered at three price points and available in a choice of five base colors and 15 accent color clips. The three Touch products are readily identified by the number of processing channels. Touch 6 has six channels and two programs, Touch 12 has 12 channels and three programs, and Touch 24 has 24 channels, four programs and voice alerts.

The current global economic situation makes it more important than ever to provide our customers with pricing flexibility in selling to the hearing impaired consumer. In the second half of 2008, we launched four new products specifically designed to provide competitive features and additional price options for our customers. Velocity 24, our new premium product, combines a superior set of algorithms to provide the consumer with hands-free operation in a variety of listening environments. Our new advanced-level product, Velocity 12, offers many sophisticated features, such as automatic and adaptive directionality, data logging, and auto telephone. With Velocity 6, we have added a highly competitive mid-level product line. Velocity 4, our newest entry-level offering, makes Sonic’s patented and proven noise reduction available at a price-point that is particularly attractive to cost-sensitive consumers. All Velocity products are available in a full line of custom models and feature a robust standard behind the ear hearing aid (“BTE”) that can accommodate a severe hearing loss. Velocity 24, Velocity 12, and Velocity 6 also offer a miniBTE model that provides both open-fit and standard fittings, a powerful fitting range and extendable functionality such as Bluetooth and direct audio import support.

The ion® family of products – ion 400, ion 200, and ion – continues to be an important part of our strategy to provide outstanding products in every market segment. ion 400, launched in March 2008, offers premium features in the smallest open-fit product available on the market.

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

With the release of the Sonic’s Touch product series, we now have 15 active product families – Touch 24, Touch 12, Touch 6, Velocity 24, Velocity 12, Velocity 6, Velocity 4, ion 400, ion 200, ion, Balance®, Applause®, Natura® Pro, Natura and Quartet®.

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

In parts of the world where we do not have direct operations, we sell principally to distributors with payment terms ranging from 30 to 120 days. Certain distributors are offered volume discounts that are earned upon meeting unit volume targets. Distributor agreements do not convey price protection or price concession rights.

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

Financial Results

Our loss from continuing operations of $21,612 for the nine months ended September 30, 2009, compared with a loss from continuing operations of $513 for the nine months ended September 30, 2008, was primarily impacted by the following items:

•

Non-cash goodwill and definite-lived intangibles impairment charges of $14,658 as a result of an adverse legal decision and regulatory changes in Germany and $135 related to the closure of three U.S. retail locations.

•	The legislative changes in Germany reduced our German sales and profitability.

•

A decline in North American sales as a result of customer and sales force attrition, a major buying group utilizing two additional manufacturers, the economic downturn, and modest market penetration of our RIC products. We launched Touch, our RIC product family, in March 2009.

Our future sales and financial results for the next 12 months are expected to be driven by the following items:

•

The penetration of the Touch product family. We have launched the product in all our major markets, including Germany early in the fourth quarter 2009. Touch and ion (open fit products) are product types that are experiencing growing demand in the marketplace.

•	Launching a power BTE product in early 2010 for those individuals with profound hearing loss.

•	Focusing on improving the results of retail audiology practices we acquired between 2006 and 2008.

•

Implementation of cost savings initiatives. Reducing costs has been an on-going company focus since early 2008, with the closure/restructuring or sale of four European operations and significant U.S. cost reductions. Manufacturing continues lowering purchased component costs, reducing headcount, outsourcing to lower cost geographies and improving manufacturing efficiencies. During the first nine months of 2009 we had a net headcount reduction of 73 individuals or 11.3%, primarily in North America.

•

We were awarded a contract with the U.S. Veteran’s Administration (“the VA.”) to supply hearing aids to U.S. veterans in August of 2009. According to data from the Hearing Industry Association, the VA represents approximately 18% of the market for hearing aids and experienced unit growth of more than 20% annually this past year. We were successful in receiving an award in each of the categories in which we bid, allowing us to sell our custom, behind-the-ear and receiver-in-canal products through the VA. The contract award from the VA is a one-year contract with four one-year extensions, at the VA’s option. We anticipate participating on the contract for the entire five years. According to contract documents, the VA anticipates purchasing a total of approximately 430,000 hearing aids across all contract awardees in the first year, with steady growth in volume over the following four years. We currently expect to incur training and startup costs relating to the VA contract in the next two quarters of approximately $150 to $200 per quarter.

Offsetting these developments will be the following factors:

•	The likely continued decline of sales to insurance companies in our German operation and possible continued decline in North American wholesale and retail.

We will continue to review our strategic alternatives in light of the adverse events in Germany and focus on reducing costs, strengthening cash flow, expanding distribution channels, enhancing customer service, improving product quality, launching new products, and improving operational efficiency.

The following table sets forth selected statement of operations information for the periods indicated expressed as a percentage of net sales.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.2%	35.7%	40.1%	36.5%

Gross profit	60.8%	64.3%	59.9%	63.5%
Selling, general and administrative expense	62.9%	57.5%	60.5%	56.4%
Research and development expense	5.8%	6.4%	7.2%	6.5%
Goodwill and definite-lived intangibles impairment charges	0.6%	0.0%	20.3%	0.0%
Restructuring charges	0.4%	0.7%	0.9%	1.6%

Operating loss	(8.9%)	(0.4%)	(29.0%)	(1.0%)
Interest expense	(0.4%)	(0.7%)	(0.5%)	(0.6%)
Other income, net	0.9%	0.2%	0.4%	0.7%

Loss before income taxes	(8.4%)	(0.9%)	(29.1%)	(0.9%)
Provision (benefit) for income taxes	0.5%	(2.9%)	0.5%	(0.3%)

Income (loss) from continuing operations	(8.9%)	2.0%	(29.6%)	(0.5%)
Loss from discontinued operations, net of income taxes	(0.0%)	(1.1%)	(0.0%)	(3.8%)

Net income (loss)	(8.9%)	0.9%	(29.6%)	(4.3%)

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of the related sale. Net sales by reportable operating segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	Change	2009	2008	Change
North America	$8,503	$11,899	(28.5%)	$26,415	$36,131	(26.9%)
Europe	6,965	11,726	(40.6%)	27,235	38,557	(29.4%)
Rest-of-World	7,671	7,686	(0.2%)	19,341	22,910	(15.6%)

Total	$23,139	$31,311	(26.1%)	$72,991	$97,598	(25.2%)

The following table reflects the significant components of sales activity for the three months ended September 30, 2008 to the three months ended September 30, 2009.

	North America		Europe		Rest-of-World		Total
	$	%	$	%	$	%	$	%
Sales for the three months ended September 30, 2008	$11,899		$11,726		$7,686		$31,311
Organic growth (reduction)	(3,352)	(28.2%)	(4,520)	(38.5%)	598	7.8%	(7,274)	(23.2%)
Foreign currency	(44)	(0.3%)	(241)	(2.1%)	(613)	(8.0%)	(898)	(2.9%)

Sales for the three months ended September 30, 2009	$8,503	(28.5%)	$6,965	(40.6%)	$7,671	(0.2%)	$23,139	(26.1%)

The following table reflects the significant components of sales activity for the nine months ended September 30, 2008 to the nine months ended September 30, 2009.

	North America		Europe		Rest-of-World		Total
	$	%	$	%	$	%	$	%
Sales for the nine months ended September 30, 2008	$36,131		$38,557		$22,910		$97,598
Organic growth (reduction)	(9,324)	(25.8%)	(8,518)	(22.1%)	476	2.1%	(17,366)	(17.8%)
Foreign currency	(392)	(1.1%)	(2,804)	(7.3%)	(4,045)	(17.7%)	(7,241)	(7.4%)

Sales for the nine months ended September 30, 2009	$26,415	(26.9%)	$27,235	(29.4%)	$19,341	(15.6%)	$72,991	(25.2%)

Net sales from continuing operations for the three months ended September 30, 2009 of $23,139 decreased 26.1% from net sales from continuing operations of $31,311 for the three months ended September 30, 2008. Net sales in the nine months ended September 30, 2009 of $72,991 were down 25.2% from the nine months ended September 30, 2008 net sales of $97,598. The decrease in sales in the third quarter and year-to-date is due to, the legislative changes in Germany and their impact on our ability to conduct business, declines in North America sales, the global economic downturn, modest market penetration of our Touch product family, and exiting customers as part of our European restructuring activities in 2008.

North American hearing aid sales of $8,503 in the three months ended September 30, 2009 were down 28.5% from last year’s three months ended September 30, 2008 sales level of $11,899. North American hearing aid sales for the nine months ended September 30, 2009 were $26,415, a decrease of 26.9% from the nine months ended September 30, 2008 sales of $36,131. The decrease in sales in the third quarter and year-to-date is due to wholesale and retail volume declines of 32.3% and 25.8%, respectively. Wholesale and retail volumes declined as a result of not having the RIC product when the market moved in this direction, customer and sales force attrition, a major buying group adding two additional manufacturers, the economic downturn, modest market acceptance of our Touch product family, and lastly, average selling prices which were approximately 4% lower for the nine months ended September 30, 2009 compared to the same period in 2008.

European sales of $6,965 for the three months ended September 30, 2009 decreased 40.6% from net sales of $11,726 for the three months ended September 30, 2008. European sales were $27,235 for the nine months ended September 30, 2009, a reduction of 29.4% or $11,322 from the same period in 2008. The foreign exchange impact accounted for approximately 7.3% of the sales reduction compared to the prior nine month period ended September 30, 2008. European sales were negatively impacted by the legislative changes in Germany, and exiting customers as part of our European restructuring activities in 2008 (announced in the second quarter 2008). As a part of the restructuring actions in 2008, we outsourced one European division’s sales and administrative functions, closed another European office, discontinued an unprofitable domiciliary European business, and sold retail stores in one European country that did not fit into our long-term European strategy. These businesses had been losing approximately $1,000 per quarter when we announced this initiative in 2008. The completion of this initiative occurred in the second quarter of 2009, and in the third quarter we achieved improved profitability. The surviving portion of these operations has lower sales.

The legislative change in Germany impacted sales in two ways. First, and most importantly, is the impact of not having contracts with the insurers. Second, we previously billed the insurance company the full price of a hearing aid, which included the doctor’s fee as part of the reimbursement. Thus, we recorded the full reimbursement as revenue and the payment to the ENT doctors as a cost of sale. We are now only billing for the hearing aid, with the doctor’s billing separately for their fitting services. We no longer record the doctor’s fees as revenue and cost of sales. The total cost of doctor’s fees recorded in 2008 as revenue and cost of sales using the March 31, 2009 Euro exchange rate (0.77) was approximately $7,000. This would have increased our 2008 gross margin by 4.0% had it been in effect for all of 2008.

Rest-of-World sales of $7,671 for the three months ended September 30, 2009 decreased 0.2% from the three months ended September 30, 2008 sales of $7,686. Year-to-date sales were $19,341 for the nine months ended September 30, 2009 which was a decrease of 15.6% from the nine months ended September 30, 2008 sales of $22,910. Third quarter organic growth of 7.8% was due to having more fitters employed and additional marketing spend, which translated into more sales. Year-to-date sales declined as a result from a strengthening U.S. dollar against the Australian dollar, slightly offset by an increase in organic growth.

We generally have a 60 day return policy for wholesale hearing aid sales and 30 days for retail sales. Provisions for sales returns for continuing operations were $2,052, or 8.1% of gross hearing aid sales, and $2,217, or 6.6% of gross hearing aid sales from continuing operations, for the three months ended September 30, 2009 and 2008, respectively. The year-to-date provision for sales returns for continuing operations is $6,387, or 8.0% of gross hearing aid sales, and $8,113, or 7.7% of gross hearing aid sales from continuing operations, for the nine months ended September 30, 2009 and 2008, respectively. The percentage increase for the three and nine months ended September 30, 2009 was driven by lower sales in the Europe segment which has lower historical return rates. Retail sales are recognized after fitting and “acceptance,” which results in lower return rates, whereas in wholesale, revenue is recognized on shipment and a reserve is established for expected returns. We believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations.

Gross Profit. Cost of sales primarily consists of manufacturing costs, royalty expenses, quality costs and costs associated with product remakes and repairs (warranty). Gross profit and gross margin by reportable operating segment were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
Continuing operations
North America	$4,293	50.5%	$7,085	59.5%	$14,132	53.5%	$22,155	61.3%
Europe	4,187	60.1%	7,385	63.0%	15,853	58.2%	23,163	60.1%
Rest-of-World	5,590	72.9%	5,648	73.5%	13,712	70.9%	16,699	72.9%

Total gross profit	$14,070	60.8%	$20,118	64.3%	$43,697	59.9%	$62,017	63.5%

Gross profit from continuing operations of $14,070 for the three months ended September 30, 2009 decreased 30.1% from the quarter ended September 30, 2008 gross profit of $20,118 and gross margin decreased from 64.3% in 2008 to 60.8% in 2009. Gross profit from continuing operations for the nine months ended September 30, 2009 of $43,697 was a 29.5% reduction from gross profit of $62,017 for the nine months ended September 30, 2008 and gross margin decreased from 63.5% in 2008 to 59.9% in 2009. The decrease for both the third quarter and the year-to-date gross profit is primarily a result of the strengthening of the U.S. dollar, lower overall sales and lower average selling prices in certain geographies due to mix of products and customers, as well as a challenging competitive environment.

North American gross margin decreased from 59.5% for the three months ended September 30, 2008 to 50.5% for the three months ended September 30, 2009 and decreased from 61.3% for the nine months ended September 30, 2008 to 53.5% for the nine months ended September 30, 2009. The decline in gross margin is primarily a result of lower average selling prices in North America wholesale as a result of the economic and competitive environments, launching a low cost product line in late 2008 to meet the market demand given the difficult economic environment and fixed costs on a smaller base, partially offset by a higher mix of retail sales. Retail sales carry a higher gross margin than our wholesale sales.

European gross margin decreased from 63.0% for the three months ended September 30, 2008 to 60.1% for the three months ended September 30, 2009; the year-to-date gross margin also decreased slightly from 60.1% in 2008 to 58.2% in 2009. The lower gross margin is due to the strengthening of the U.S. dollar, pricing of new distributors and mix in sales by customer. As we expand our distributor base and move into smaller, less developed countries, the gross margin percentage on this business will be lower, but gross profit dollars are expected to be higher. Also, we have had only a limited launch of our new product, Touch. Sales in Europe are significantly weighted by our business model where we sell through the ENT physician. Gross margin will increase due to the change in reimbursement for Germany. Previously we recorded the doctor payments as net sales and cost of sales; total cost in 2008 for these payments was approximately $7,000. Elimination of these payments reduces revenue but will increase the gross margin percentage going forward.

Rest-of-World gross margin slightly decreased from 73.5% for the three months ended September 30, 2008 to 72.9% for the three months ended September 30, 2009 and decreased from 72.9% for the nine months ended September 30, 2008 to 70.9% for the nine months ended September 30, 2009. The third quarter decrease in gross margin is a result of foreign exchange and lower margin equipment sales partially offset by higher average selling prices in retail due to the launch of Touch in the second quarter.

Provisions for warranty for continuing operations increased from $759 for the three months ended September 30, 2008 to $1,072 for the three months ended September 30, 2009 and increased from $2,855 for the nine months ended September 30, 2008 to $3,263 for the nine months ended September 30, 2009, primarily due to the second quarter 2009 launch of Touch. The receiver assembly associated with the RIC may need to be replaced more frequently and thus the warranty per unit is higher than other products we sell. We will adjust the warranty estimates as we obtain more experience with this product line.

Selling, General and Administrative. Selling, general and administrative expense primarily consists of wages and benefits for sales and marketing personnel, sales commissions, promotions and advertising, marketing support, distribution and administrative, share-based compensation, and depreciation and amortization expenses.

Selling, general and administrative expense in dollars and as a percent of sales by reportable operating segment was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
Continuing operations
North America	$6,752	79.4%	$9,325	78.4%	$22,259	84.3%	$27,642	76.5%
Europe	3,342	48.0%	4,185	35.7%	10,378	38.1%	13,648	35.4%
Rest-of-World	4,466	58.2%	4,503	58.6%	11,542	59.7%	13,723	59.9%

Total selling, general and administrative	$14,560	62.9%	$18,013	57.5%	$44,179	60.5%	$55,013	56.4%

The following table reflects the components of selling, general and administrative expense for the three months ended September 30, 2008 to the three months ended September 30, 2009.

	North America		Europe		Rest-of-World		Total
	$	%	$	%	$	%	$	%
Selling, general and administrative expenses for the three months ended September 30, 2008	$9,325		$4,185		$4,503		$18,013
Organic growth (reduction)	(2,561)	(27.5%)	(718)	(17.2%)	326	7.2%	(2,953)	(16.4%)
Foreign currency	(12)	(0.1%)	(125)	(2.9%)	(363)	(8.0%)	(500)	(2.8%)

Selling, general and administrative expenses for the three months ended September 30, 2009	$6,752	(27.6%)	$3,342	(20.1%)	$4,466	(0.8%)	$14,560	(19.2%)

The following table reflects the components of selling, general and administrative expense for the nine months ended September 30, 2009 to the nine months ended September 30, 2008.

	North America		Europe		Rest-of-World		Total
	$	%	$	%	$	%	$	%
Selling, general and administrative expenses for the nine months ended September 30, 2008	$27,642		$13,648		$13,723		$55,013
Organic growth (reduction)	(5,261)	(19.0%)	(2,486)	(18.2%)	261	1.9%	(7,486)	(13.6%)
Foreign currency	(122)	(0.5%)	(784)	(5.8%)	(2,442)	(17.8%)	(3,348)	(6.1%)

Selling, general and administrative expenses for the nine months ended September 30, 2009	$22,259	(19.5%)	$10,378	(24.0%)	$11,542	(15.9%)	$44,179	(19.7%)

Selling, general and administrative expense for the three months ended September 30, 2009 of $14,560 decreased by $3,453 or 19.2%, from the three months ended September 30, 2008 level of $18,013. Selling, general and administrative expense for the nine months ended September 30, 2009 of $44,179 decreased by $10,834 or 19.7%, from the nine months ended September 30, 2008 of $55,013. Selling general and administrative expenses decreased due to the impact of our 2008 and 2009 restructuring actions, ongoing cost control initiatives, and the strengthening of the U.S. dollar.

North American selling, general and administrative expense for the three months ended September 30, 2009 of $6,752 decreased by $2,573, or 27.6%, from the three months ended September 30, 2008 level of $9,325. Selling, general and administrative expense decreased from $27,642 to $22,259, a decrease of $5,383 or 19.5%, for the nine months ended September 30, 2009 due to targeted cost cutting, a reduction in our annual hearing industry convention costs, lower wages and benefits expense primarily as a result of headcount reductions of 29 individuals in 2009, and lower business development costs, partially offset by Touch launch costs. The Touch launch cost was approximately $500 for an event held in Las Vegas during the second quarter where we introduced our Touch product family to approximately 300 customers. We currently expect to incur training and startup costs relating to the VA contract in the next two quarters of approximately $150 to $200 per quarter.

European selling, general and administrative expenses for the three months ended September 30, 2009 of $3,342 decreased $843 or 20.1%. For the nine months ended September 30, 2009 selling, general and administrative expenses were $10,378 which was a decrease of $3,270 or 24.0%. We decreased expenses in Europe as a result of the 2008 restructuring actions, limited cost cutting due to the reduction in Germany net sales, and the strengthening of the U.S. dollar.

Rest-of-World selling, general and administrative expense for the three months ended September 30, 2009 were down very slightly compared to the three months ended September 30, 2008. The decrease in selling, general and administrative expense for the nine months ended September 30, 2009 was driven by the strengthening of the U.S. dollar against the Australian dollar partially offset by increased headcount and marketing.

Research and Development. Research and development expense primarily consists of wages and benefits for research and development, engineering, regulatory and clinical personnel and also includes consulting, intellectual property, clinical studies and engineering support costs. Research and development expense of $1,340, or 5.8% of net sales, for the three months ended September 30, 2009 decreased $665, or 33.2%, over the research and development expense of $2,005, or 6.4% of net sales, for the three months ended September 30, 2008. Research and development expense of $5,248, or 7.2% of net sales, for the nine months ended September 30, 2009 decreased $1,139, or 17.8%, over the research and development expense of $6,387, or 6.5% of net sales, for the nine months ended September 30, 2008. We have reduced our headcount and costs by approximately half and will use more external resources to compensate for this reduction.

Restructuring and Impairment Charges. In the first quarter of 2009, as a result of the German court decision previously described, we recognized a goodwill impairment charge of $14,205 and a trade name impairment of $453, resulting in a total charge of $14,658 related to our German operation. During the second quarter 2009, we took actions to improve profitability by reducing the total number of employees in North America, and recognized a restructuring charge of $525. During the third quarter of 2009, we took further actions to improve North America profitability by closing three retail locations and further reducing headcount, resulting in a restructuring charge of $98 and goodwill and definite-lived intangible write-off of $135. Our company-wide net headcount reduction has been 73 individuals during the nine months ended September 30, 2009.

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

Interest Expense and Other Income, Net. Other income, net, primarily consists of foreign currency gains and losses, interest income and other non-operating gains and losses. In 2008, we had significant foreign currency losses in the third quarter whereas in the third quarter of 2009 we incurred foreign currency gains. For the nine months ended September 30, 2009 we had an insignificant gain whereas for the same period in 2008 we had a significant gain. We are hedging our intercompany balances in 2009, and thus, have been able to mitigate the impact of foreign currency fluctuations on our intercompany balances. Interest expense for the three and nine months ended September 30, 2009 was $106 and $194 lower than the same periods in 2008, respectively due primarily to lower outstanding debt balances as a result of acquisition related debt payments, partially offset by interest expense on our line of credit borrowings. Interest income was lower due to lower investment balances.

Provision (Benefit) for Income Taxes. In some jurisdictions net operating loss carry-forwards reduce or offset tax provisions. We had an income tax provision (benefit) from continuing operations for the three and nine months ended September 30, 2009 of $115 and $390, compared to an income tax benefit from continuing operations of ($910) and ($321) for the three and nine months ended September 30, 2008.The income tax benefit was principally the result of the release of the valuation allowance in Australia totaling $1,305, which was recognized during the third quarter 2008. The current and prior year income tax provisions were principally the result of pre-tax profits in foreign geographies, alternative minimum tax in the U.S., amortization of goodwill, and state taxes. Income taxes on profits in the U.S. and a number of our foreign subsidiaries are currently negated by our net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 and 2008 are summarized as follows:

	For the nine months ended September 30,
	2009	2008
Net cash provided by (used in) operating activities from continuing operations	$(1,747)	$5,577
Net cash used in discontinued operations	(49)	(1,156)

Net cash provided by (used in) operating activities	(1,796)	4,421
Net cash used in investing activities	(1,584)	(7,129)
Net cash provided by (used in) financing activities	(132)	962
Effect of exchange rate changes on cash and cash equivalents from continuing operations	247	(121)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	(6)	(34)

Net decrease in cash and cash equivalents	(3,271)	(1,901)
Cash and cash equivalents, beginning of the period	13,129	15,214

Cash and cash equivalents, end of the period	$9,858	$13,313

Net cash used in operating activities from continuing operations was $1,747 for the nine months ended September 30, 2009. Negative cash flow resulted from a net loss of $21,624 which was positively affected by certain non-cash expenses including goodwill and definite-lived intangible impairment charges of $14,793 relating to our German and U.S. retail operations, depreciation and amortization of $3,058, share-based compensation of $1,098, foreign currency loss of $97, and the amortization of discounts on long-term debt of $82. Positive operating cash flow also resulted from a decrease in accounts receivable of $4,964 primarily due to improved collection efforts and lower sales during 2009, a decrease in inventory levels of $661, and a decrease in other assets of $440. These positive cash flow items were offset by a decrease in accounts payable, accrued expenses and deferred revenue of $5,150, withholding taxes remitted on share-based awards of $38, accrued restructuring of $103, and deferred income taxes of $40.

Net cash used in operating activities of discontinued operations was $49 for the nine months ended September 30, 2009.

Net cash provided by operating activities from continuing operations was $5,577 for the nine months ended September 30, 2008. Negative cash flow that resulted from net loss of $4,237 was positively affected by certain non-cash expenses including depreciation and amortization of $3,758, restructuring charge of $263, share-based compensation of $1,379, the amortization of discount on long-term debt of $260, and loss on disposal of long-lived assets of $132, partially offset by a the reversal of a deferred tax asset valuation allowance of $1,305 and foreign currency gains of $49. Positive cash flows from changes in assets and liabilities from a decrease in accounts receivable of $1,554 which resulted from improved management of receivables during the nine months of September 30, 2008; a decrease in inventory of $2,158, which was primarily the result of inventory management improvements; an increase in accrued restructuring of $660; and a decrease in other assets of $63. Partially offsetting the positive cash flows is a decrease in accounts payable, accrued liabilities and deferred revenue of $2,378; withholding taxes remitted on share-based awards of $220; and an increase in prepaid expenses and other of $185.

Net cash used in operating activities from discontinued operations was $1,156 for the nine months ended September 30, 2008.

Net cash used in investing activities from continuing operations of $1,584 for the nine months ended September 30, 2009 resulted from the purchase of property and equipment of $2,217 slightly offset by net customer loan repayments of $633.

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

Net cash used in financing activities from continuing operations of $132 for the nine months ended September 30, 2009 resulted from borrowings on the line of credit of $2,885, decreases in restricted cash and cash equivalents of $261 and proceeds from tax payments received on vested restricted stock of $20, offset by principal loan payments of $3,298.

Net cash provided by financing activities from continuing operations of $962 for the nine months ended September 30, 2008 resulted from net proceeds from a decrease in restricted cash and cash equivalents of $5,169 and proceeds from the exercise of stock options of $8, partially offset by principal loan payments of $4,215.

In April 2009, we borrowed $2,750 on our revolving credit facility with an incremental borrowing of $135 in the third quarter of 2009. We paid $408 in the fourth quarter of 2009 due to reduced borrowing capacity. Both the revolving credit facility and the German bank debt have a customary material adverse change clause that allows the banks to call the loans, if invoked. Neither bank has invoked such clause.

Our cash and cash equivalents, including restricted amounts, totaled $9,928 as of September 30, 2009. We generated $1,235 in operating cash flow in the third quarter of 2009 as a result of significant reductions in our accounts receivable of $4,554, reductions in inventory of $2,806, and sweeping cost cutting measures, partially offset by payments related to accounts payable, accrued expenses and other obligations. Included in our reduction of accounts payable is our settlement payment of €1,050 ($1,471) to the former owners in Germany in August 2009. Our remaining debt on acquisition loans has also been decreased by $806 in the third quarter 2009. We expect a small reduction of inventory and accounts receivable for the fourth quarter 2009, providing the necessary cash to support our business. However, the future will depend, to a significant degree, on the outcome of our situation in Germany.

Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures and ongoing operations, will depend on our ability to generate cash in the future. This depends to a degree on general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We plan to continue to manage receivables and inventory to improve turns which is expected to free-up cash and, together with available cash balances, we expect to be able to fund our future debt service payments, ongoing operations and capital expenditures. Based on our current level of operations, expected revenue growth and anticipated cost management and operating improvements, we believe we will generate positive cash flow from operations over the next twelve months. The key to this assumption will be our German operating performance. In financing activities, we plan to continue to limit capital expenditures to key strategic projects with an anticipated high rate of return. We expect that total current debt service payments due over the next year of $5,683 will be paid from available cash on hand, and anticipated cash flow from operations. We expect to extend our line of credit maturity date.

There can be no assurance, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Furthermore, we cannot provide any assurances that ongoing adverse conditions in global capital markets and adverse general economic conditions will not have a material adverse impact on our future operations and cash flows. We may need to refinance all or a portion of our indebtedness on or before maturity and we cannot provide assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. Should we be unable to renegotiate our debt service payments, we may need to sell assets of the company, which will also be subject to market conditions existing at that time. Both the revolving credit facility and the German bank debt have a customary material adverse change clause that allows the banks to call the loans, if invoked. Neither bank has invoked this clause. We are in compliance with our debt covenants as of September 30, 2009.

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

Contractual Obligations

As of September 30, 2009, we had unrecognized tax benefits of $323 of which $294 is recorded as a liability and which could result in cash outlays in the event of unfavorable taxing authority rulings.

There have been no material changes to our contractual obligations outside the ordinary course of business since December 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 805, “Business Combinations,” effective for fiscal years beginning after December 15, 2008. This standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of ASC 805 effective January 1, 2009 did not have a material impact on our consolidated financial statements.

The FASB issued ASC 810, “Consolidation”, effective for fiscal years beginning after December 15, 2008. This standard requires all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the condensed consolidated financial statements. The adoption of ASC 810 effective January 1, 2009 did not have a material impact on our condensed consolidated financial statements.

In September 2008, the FASB issued ASC 815, “Derivatives and Hedging”, and ASC 460, “Guarantees.” These standards became effective for us during the fourth quarter of 2008. Effective in the second quarter 2008, we entered into an interest rate swap agreement. The contract effectively fixes the interest rate of the long term debt associated with the German acquisition at 9.59%.

In May 2009, the FASB issued ASC 855, “Subsequent Events”, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim or fiscal periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on our consolidated financial statements. We evaluated the effects of all subsequent events from the end of the second quarter through November 6, 2009, the date we filed our condensed consolidated financial statements with the SEC.

In June 2009, the FASB issued ASC 105, “General Accepted Accounting Principles”, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASC 105 establishes the FASB Accounting Standards Codification™ (“Codification”), which supersedes all existing accounting standard documents and became the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. We have conformed our financial statements and related notes to the new Codification for the quarter ended September 30, 2009. The adoption of ASC 105 did not have a material impact on our condensed consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (ASU Topic 605) – Multiple Deliverable Revenue Arrangements”, a consensus of the FASB Emerging Issues Task Force which is effective for us in the first quarter of fiscal year 2011, with early adoption permitted. This guidance modifies the fair value requirements of ASC subtopic 605-25, “Revenue Recognition-Multiple Element Arrangements”, by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence (“VSOE”) and verifiable objective evidence (“VOE”) (now referred to as “TPE” standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. In October 2009, the FASB also issued ASU 2009-14, “Software (ASC Topic 985) – Certain Revenue Arrangements That Include Software Elements”, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the scope of ASC subtopic 965-605, “Software-Revenue Recognition”, to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. This update requires expanded qualitative and quantitative disclosures once adopted. We are currently evaluating the impact of adopting these pronouncements on our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk. We generally invest our cash in money market funds and corporate debt securities. These are subject to minimal credit and market risk considering that they are short-term (expected maturities of 18 months or less from date of purchase) and provided that we hold them to maturity, which is our intention. As of September 30, 2009, we had $4,058 held in commercial money market instruments that carry an effective interest rate of 0.18%. The interest rates on our customer advances approximate the market rates for comparable instruments and are fixed.

As of September 30, 2009 we had $2,189 in long-term bank debt that bears interest at the EURIBOR rate plus four percent. The debt was amended on June 13, 2008 to release the requirement of a stand-by letter of credit which was supported by restricted cash of U.S. dollar $5,194 and to incorporate an interest rate swap agreement to fix the rate at 9.59%.

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

Effective in the second quarter 2008, we entered into an interest rate swap agreement. The contract effectively fixes the interest rate of our long term debt associated with the German acquisition at 9.59%.

Foreign Currency Risk. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S., and from intercompany account balances between our U.S. parent and our non-U.S. subsidiaries. In the three months ended September 30, 2009, approximately 63.3% of our net sales and 53.6% of our operating expenses were denominated in currencies other than the U.S. dollar. In the nine months ended September 30, 2009, approximately 63.8% of our net sales and 49.6% or our operating expenses were denominated in currencies other than the U.S. dollar.

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

For the nine months ended September 30, 2009 and 2008, average currency exchange rates to convert one U.S. dollar into each local currency for which we had sales of over $5,000 by quarter were as follows:

	2009	2008
Euro	0.73	0.66
Australian dollar	1.34	1.10

ITEM 4.	CONTROLS AND PROCEDURES

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

In February 2006, the former owners of Sanomed, which we acquired in 2003, filed a lawsuit in German civil court claiming that certain deductions made by us against certain accounts receivable amounts and other payments remitted to the former owners were improper. The former owners sought damages in the amount of approximately €2,600 ($3,800). We filed our statement of defense and presented our position during oral arguments. The court asked the parties to attempt to settle the matter and, on July 20, 2009, we agreed to settle the claim with the former owners. Under the terms of the settlement, we agreed to pay the former owners of Sanomed an aggregate sum of €1,050 ($1,471), approximately the amount reserved in our balance sheet at December 31, 2008 for this matter. We remitted the settlement payment in August 2009.

As part of the Sanomed purchase agreement, the former owners were entitled to contingent consideration based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to contingent consideration irrespective of the achievement of the revenue milestones. In addition to the above noted lawsuit, two of the former owners filed suit against us, one of which was settled in 2007, and the other former owner’s contingent consideration claim against us for approximately €1,100 ($1,600) plus interest was dismissed on July 2008, with the German court rendering its decision in our favor. The former owner has appealed. We continue to strongly deny the allegations contained in the former owner’s appeal and intend to vigorously defend ourselves; however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect. We establish liabilities when a particular contingency is probable and estimable.

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

In addition to the risk factors set forth in this report, you should carefully consider the factors discussed in Part I, Item 1-A, “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the year ended December 31, 2008 which could materially affect our business, results of operations and financial position. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations and financial position.

German Legislation

Legislation passed by the Federal Council of Germany in November 2008 and that became effective on April 1, 2009, resulted in sweeping changes to the way doctors and healthcare providers interact and are reimbursed from insurance companies. These changes require our German subsidiary to renegotiate contracts with insurance companies and ENT doctors. In the first three months of 2009, we believed our German subsidiary was making progress, having successfully renegotiated contracts representing approximately 27% of our 2008 German revenue. However, on April 1, 2009, we were notified by one large insurance company representing approximately 25% of our German revenue that, despite several months of favorable negotiations, due to “political headwinds,” they were refusing to enter into a contract; therefore, our German subsidiary filed a lawsuit in the Social Court in Hamburg, Germany against this insurance company, requesting that the court compel the insurance company to enter into a contract with our German subsidiary. On April 28, 2009, the Court rejected these claims. We have subsequently filed an appeal of this decision. In addition, a number of other insurance companies were unsure if they should sign a contract because there were rumors that the newly enacted law could potentially change again, thus requiring the need to renegotiate again. Without renegotiated insurance contracts, and the ability to pay customary fitting fees to the ENT doctors, we expected revenue to decline substantially and cash flow of the operation would not be sufficient to support our intangibles balances. Thus, we recognized a $14,658 non-cash write-off of our goodwill and trade name associated with our German operation in the first quarter of 2009.

In June 2009, the German government passed additional amendments to the law that became effective July 23, 2009. The key implication of these amendments to our business model was to impose additional costs on the doctors and insurance companies that conduct business with our German operation.

We are currently renegotiating contracts in light of the new legislative requirements and are working to contract with other insurance companies as well. Although our German subsidiary is exploring and implementing alternative avenues for replacing the lost revenue, the lack of signed insurance contracts and the imposition of new and costly requirements on the ENT doctors and the insurance companies are expected to put further strain on sales beyond what we experienced in the third quarter of 2009.

Common Stock Trading Price

On October 6, 2009, we received a letter from The Nasdaq Stock Market (“Nasdaq”) notifying us that for the last 30 consecutive business days the bid price of our common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Listing Rule 5450(a)(1). The letter stated that Nasdaq will provide us a grace period of 180 calendar days, or until April 5, 2010, to regain compliance. To regain compliance, any time before April 5, 2010, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. If we do not regain compliance with Rule 5450(a)(1) by April 5, 2010, we will be eligible for an additional 180 calendar day compliance period if we meet The Nasdaq Capital Market initial listing criteria except for the bid price requirement. To avail ourselves of this alternative, we would need to submit an application to transfer our securities to The Nasdaq Capital Market. If we are not eligible for an additional compliance period, Nasdaq will provide us with written notification that our common stock will be delisted. At that time, we may appeal Nasdaq’s determination to delist our common stock to the Listings Qualifications Panel. At our May 2009 annual shareholder meeting, our shareholders approved a one-for-five reverse stock split, which has yet to be implemented. We may implement this reverse stock split should we determine that such action is necessary.

ITEM 6.	EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit #	Description

10.1	Third amendment to line of credit with Silicon Valley Bank dated August 11, 2009

10.2	Lease agreement dated September 3, 2009 between the registrant and Mikami Brothers, an Oregon Limited Partnership

10.3	Sonic Innovations Awarded Contract From U.S. Veterans Association (filed on our Form 8-K on August 19, 2009 and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2009

/s/ MICHAEL M. HALLORAN
Michael M. Halloran
Vice President and Chief Financial Officer