Form 10-Q
period 2010-03-31
OTIX GLOBAL, INC.
filed 2010-05-13
CIK 1105982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

(801) 312-1700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

As of May 4, 2010, there were 5,573,517 shares of the registrant’s $0.005 par value common stock outstanding.

OTIX GLOBAL, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OTIX GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$12,338	$12,154
Restricted cash	74	71
Accounts receivable, net of allowance for doubtful accounts of $862 and $851	10,048	10,625
Inventories	9,791	8,754
Prepaid expenses and other	3,903	4,315
Total current assets	36,154	35,919

Property and equipment, net of accumulated depreciation and amortization of $20,620 and $19,941	8,792	8,755
Definite-lived intangible assets, net	2,879	3,016
Indefinite-lived intangible assets	9,661	9,368
Goodwill	7,380	7,772
Other assets	2,212	2,295
Total assets	$67,078	$67,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,658	$4,923
Accounts payable	7,625	6,426
Accrued payroll and related expenses	4,349	4,515
Accrued restructuring	135	356
Accrued warranty	3,956	3,901
Deferred revenue	4,696	4,602
Other accrued liabilities	3,479	3,602
Total current liabilities	30,898	28,325

Long-term debt, net of current portion	159	452
Deferred revenue, net of current portion	4,574	5,264
Other liabilities	230	282
Total liabilities	35,861	34,323

Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; zero issued and outstanding	-	-
Common stock, $0.005 par value; 14,000 shares authorized; 5,767 and 5,762 shares issued and outstanding, respectively	29	29
Additional paid-in-capital	145,664	145,359
Accumulated deficit	(120,577)	(118,244)
Accumulated other comprehensive income	9,874	9,431
Treasury stock; 195 shares at cost	(3,773)	(3,773)
Total shareholders’ equity	31,217	32,802
Total liabilities and shareholders’ equity	$67,078	$67,125

See accompanying notes to condensed consolidated financial statements.

OTIX GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2010	2009

Net sales	$20,777	$24,432
Cost of sales	7,461	10,269
Gross profit	13,316	14,163
Selling, general and administrative expense	14,743	14,321
Research and development expense	1,065	1,979
Goodwill and definite-lived intangibles impairment charges	-	14,658
Restructuring credit	(20)	-
Operating loss	(2,472)	(16,795)
Interest expense	(51)	(140)
Other income, net	25	108
Loss before income taxes	(2,498)	(16,827)
Provision (benefit) for income taxes	(172)	96
Loss from continuing operations	(2,326)	(16,923)
Loss from discontinued operations, net of income taxes	(7)	(45)
Net loss	$(2,333)	$(16,968)

Basic and diluted loss per common share:
Continuing operations	$(0.42)	$(3.07)
Discontinued operations	-	(0.01)
Net loss	$(0.42)	$(3.08)

Weighted average number of common shares outstanding:
Basic	5,570	5,517
Diluted	5,570	5,517

See accompanying notes to condensed consolidated financial statements.

OTIX GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,333)	$(16,968)
Loss from discontinued operations, net of income taxes	7	45
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	843	1,047
Stock-based compensation	305	468
Foreign currency loss, net	351	200
Deferred income taxes	(18)	13
Amortization of interest on long-term debt	1	46
Goodwill and definite-lived intangible impairment charges	-	14,658
Loss on disposal of long-lived assets	20	-
Changes in assets and liabilities:
Accounts receivable	394	905
Inventories	(1,084)	(1,477)
Other assets	(36)	126
Withholding taxes remitted on share-based awards	(7)	(29)
Accrued restructuring	(221)	(189)
Accounts payable, accrued expenses and deferred revenue	802	1,195
Net cash provided by (used in) operating activities from continuing operations	(976)	40
Net cash provided by (used in) discontinued operations	(36)	94
Net cash provided by (used in) operating activities	(1,012)	134

Cash flows from investing activities:
Purchase of property and equipment	(647)	(738)
Payment for technology license	(54)	-
Customer loan repayments (advances), net	611	(496)
Net cash used in investing activities	(90)	(1,234)

Cash flows from financing activities:
Proceeds from exercise of stock options and tax collected on vesting of restricted stock awards	7	20
Borrowings on line of credit	3,000	-
Repayments on line of credit	(971)	-
Proceeds from maturity of restricted cash, cash equivalents and marketable securities	-	(64)
Principal payments on long-term debt	(596)	(2,152)
Net cash provided by (used in) financing activities	1,440	(2,196)

Effect of exchange rate changes on cash and cash equivalents from continuing operations	(153)	(192)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	(1)	(15)
Effect of exchange rate changes on cash and cash equivalents	(154)	(207)
Net increase (decrease) in cash and cash equivalents	184	(3,503)
Cash and cash equivalents, beginning of the period	12,154	13,129
Cash and cash equivalents, end of the period	$12,338	$9,626

Supplemental cash flow information:
Cash paid for interest expense, net of amount capitalized	$90	$110
Cash paid for income taxes	79	360

See accompanying notes to condensed consolidated financial statements.

OTIX GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results that may be expected for the full year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Otix Global, Inc. Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the U.S. Securities and Exchange Commission (“SEC”).

On September 1, 2008, the Company sold one European operation and closed a second European operation. As of March 31, 2010 and December 31, 2009, there were no material balances related to these operations remaining in the Condensed Consolidated Balance Sheets. These operations have been classified as discontinued operations in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009.

On March 12, 2010, Company management implemented the Board of Directors’ approval of a reverse stock split at a 1-for-5 ratio, which was effective as of March 29, 2010. The shareholders had approved the reverse stock split on May 7, 2009.  As a result of the reverse stock split, every 5 shares of the Company’s common stock that were issued as of March 29, 2010 were combined into one issued and outstanding share, with a change in the par value of such shares from $0.001 to $0.005 per share, subject to the elimination of fractional shares. The reverse stock split has been retroactively applied to all periods presented.

As further discussed in Note 2, in June 2009, the German government passed a law that became effective April 1, 2009. The key implication to the Company’s business model was to impose additional costs on the doctors and insurance companies that conduct business with the Company’s German subsidiary. The Company is currently renegotiating contracts in light of the new legislative requirements and is working to contract with other insurance companies as well. The lack of signed contracts, the imposition of new and costly requirements on the ENT doctors and insurance companies, as well as the uncertainty of regulatory requirements, make the long term prospects for the Company's German subsidiary uncertain. Final regulatory requirements are expected to be completed during the second quarter 2010, the impact of which is unknown at this time.

The Company’s ability to make payments on and to refinance its indebtedness, and to fund planned capital expenditures and ongoing operations, will depend on its ability to generate cash in the future. This depends to a degree on general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. The Company plans to continue to manage its receivables and inventory, and together with available cash balances; it is expected to be able to fund future debt service payments, ongoing operations, and capital expenditures through at least December 31, 2010. Considering its current level of operations, expected revenue growth and anticipated cost management and operating improvements, the Company plans on generating cash flow from operations in the latter part of 2010. The key to this plan will be its German operating performance. It expects that total current debt service payments due over the next year will be repaid from available cash on hand, and anticipated cash flow from operations. The Company has negotiated an extension on its line of credit (See Note 3 for further details).

There can be no assurance, however, that the Company’s business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available in an amount sufficient to enable it to pay its indebtedness or to fund other liquidity needs. Furthermore, the Company cannot provide any assurances that ongoing uncertainty in global capital markets and general economic conditions will not have a material adverse impact on its future operations and cash flows. The Company may need to refinance all or a portion of its indebtedness on or before maturity and it cannot provide assurances that it will be able to refinance any of its indebtedness on commercially reasonable terms, or at all. Should the Company be unable to renegotiate its debt service payments, it may need to sell assets of the company, which will also be subject to market conditions existing at that time. Both the revolving credit facility and the German bank debt have a customary material adverse change clause that allows the banks to call the loans, if invoked. Neither bank has invoked this clause. The Company is in compliance with its debt covenants as of March 31, 2010. As of March 31, 2010, the Company’s outstanding borrowings of $5,145 on the line of credit represented the maximum allowable borrowing under the terms of the agreement.

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

	Three months ended March 31,
	2010	2009
Balance, beginning of period	$1,196	$1,994
Provisions	1,275	2,307
Returns processed	(1,301)	(2,231)
Balance, end of period	$1,170	$2,070

For the three months ended March 31, 2010 and 2009, the Australian Government’s Office of Hearing Services, a division of the Department of Health and Aging, accounted for approximately 20% and 12% of the Company’s total net sales, respectively. No other customer accounted for 10% or more of consolidated sales. No single customer comprised more than 10% of accounts receivable as of March 31, 2010 and 2009.

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

Accrued warranty costs were as follows:

	Three months ended March 31,
	2010	2009
Balance, beginning of period	$3,901	$3,727
Provisions	913	735
Costs incurred	(858)	(890)
Balance, end of period	$3,956	$3,572

Cash Equivalents. The Company considers all short-term investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2010 and December 31, 2009, cash equivalents consisted of money market funds totaling $2,461 and $4,860, respectively. As of March 31, 2010 and December 31, 2009, the Company had pledged $74 and $71 of cash and cash equivalents, respectively, as a security deposit for banking arrangements.

Fair Value Measurements. We account for financial assets and liabilities, and applicable non-financial assets and non-financial liabilities according to ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The Company’s money market funds totaling $2,461 as of March 31, 2010 are recorded at fair value using Level 1 observable inputs.

Derivative Instruments and Hedging Activities. The Company follows ASC 815, “Derivatives and Hedging,” for its derivative and hedging activities and related disclosures.

The Company may enter into readily marketable forward contracts with financial institutions to minimize the short-term impact of foreign currency fluctuations on certain intercompany balances. The Company has not designated its contracts as hedging instruments, nor does the Company enter into contracts for trading or speculation purposes. Gains and losses on the contracts are included in the results of operations and offset foreign exchange gains or losses recognized on the revaluation of certain intercompany balances. The Company’s foreign exchange forward contracts generally mature in three months or less from the contract date. The Company entered into a foreign currency forward contract during the three months ended March 31, 2010 and the Company recorded a $322 gain in Other income, net in the Condensed Consolidated Statements of Operations for the quarter ending March 31, 2010.  The contracts expired on March 31, 2010. The Company held forward contract hedges on €3,800 ($5,135) and Australian $500 ($457) at March 31, 2010. As of March 31, 2010, the Company recognized an unrealized loss of $4 in connection with its foreign currency forward contracts. The unrealized loss is recorded in Other income, net in the Condensed Consolidated Statements of Operations, and in Prepaid expenses and other in the Condensed Consolidated Balance Sheets. The contracts will expire in the second quarter of 2010. Effective in the second quarter 2008, the Company entered into an interest rate swap agreement which effectively fixed the interest rate of the long term debt associated with the German acquisition at 9.59% (see Note 3 for further details).

Inventories. Inventories are stated at the lower of cost or market using the first-in, first-out method. The Company includes material, labor and manufacturing overhead in the cost of inventories. Provision is made (i) to reduce excess and obsolete inventories to their estimated net realizable values and (ii) for estimated product (inventory) returns in those countries that sell on a retail basis and recognize a sale only upon acceptance by the consumer. Once the value is adjusted, the original cost less the inventory write-down represents the new cost basis. Amounts are written off and the associated reserve is reversed when the related inventory has been scrapped or sold. Inventories, net of reserves consisted of the following:

	March 31, 2010	December 31, 2009
Raw materials and components	$4,368	$3,410
Work in progress	95	55
Finished goods	5,328	5,289
Total	$9,791	$8,754

Comprehensive Loss. Comprehensive loss includes net loss plus the results of certain changes in shareholders’ equity that are not reflected in the results of operations. Comprehensive loss consisted solely of changes in foreign currency translation adjustments, which were not adjusted for income taxes as they related to specific indefinite investments in foreign subsidiaries and net loss.

	Three months ended March 31,
	2010	2009
Net loss	$(2,333)	$(16,968)
Foreign currency translation gain (loss)	443	(1,419)
Comprehensive loss	$(1,890)	$(18,387)

Share-Based Compensation. Share-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the employee requisite service period. For further information, refer to the footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC.

Share-based compensation expense pertaining to stock options and restricted stock awards was $305 and $468 for the three months ended March 31, 2010 and 2009, respectively. Share-based compensation expense of $55 and $52 was recorded in cost of sales, $194 and $342 in selling general and administrative expense and $56 and $74 in research and development expense for the three months ended March 31, 2010 and 2009, respectively.

During the three months ended March 31, 2010, the Company granted 12 stock option awards with an aggregate fair value of $30. The fair value of the options issued during the three months ended March 31, 2010 was estimated on the date of grant based on a risk free rate of return of 2.6%, an expected dividend yield of 0.0%, volatility of 62.5%, and an expected life of 5 years. The Company did not grant any stock option awards during the three months ended March 31, 2009.

During the three months ended March 31, 2010 and 2009, the Company did not grant any restricted stock awards.

As of March 31, 2010, there was $876 and $1,065 of unrecognized share-based compensation expense relating to options and restricted stock awards, respectively, that will be recognized over a weighted-average period of 2.5 and 3.0 years, respectively.

Loss Per Common Share. Basic loss per common share is calculated based upon the weighted average shares of common stock outstanding during the period. Diluted loss per share is calculated based upon the weighted average number of shares of common stock outstanding, plus the dilutive effect of common stock equivalents calculated using the treasury stock method. Dilutive common stock equivalents for the three months ended March 31, 2010 consisted of 29 equivalent shares pertaining to 139 stock shares. Antidilutive common stock equivalents of 701 shares for the three months ended March 31, 2010 were excluded from the diluted loss per share calculation. Antidilutive common stock equivalents of 813 shares for the three months ended March 31, 2009 were excluded from the diluted loss per share calculation.

Income Taxes. In some jurisdictions net operating loss carry-forwards reduce or offset tax provisions. The Company’s income tax provision (benefit) for the three months ended March 31, 2010 and 2009 was ($172) and $96, respectively. The current year income tax provision was principally the result of pre-tax losses in certain foreign geographies, alternative minimum tax in the U.S., and state taxes. Income taxes on profits in the U.S. and a number of the Company’s foreign subsidiaries are currently negated by its net operating loss carry-forwards.

Recent Accounting Pronouncements.

ASU 2009-13, “Revenue Recognition (ASU Topic 605) – Multiple Deliverable Revenue Arrangements”, a consensus of the FASB Emerging Issues Task Force which is effective for the Company in the first quarter of fiscal year 2011, with early adoption permitted, modifies the fair value requirements of ASC subtopic 605-25, “Revenue Recognition-Multiple Element Arrangements”, by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence (“VSOE”) and verifiable objective evidence (“VOE”) (now referred to as “TPE” standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. In October 2009, the FASB also issued ASU 2009-14, “Software (ASC Topic 985) – Certain Revenue Arrangements That Include Software Elements”, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the scope of ASC subtopic 965-605, “Software-Revenue Recognition”, to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. This update requires expanded qualitative and quantitative disclosures once adopted. The Company is currently evaluating the impact of adopting these pronouncements and does not expect the standard to have a material impact on its condensed consolidated financial statements.

2. INTANGIBLE ASSETS

In accordance with the ASC 360-10, “Property, Plant and Equipment”, long-lived assets such as property, plant, and equipment, and purchased intangible assets subject to amortization, are amortized over their respective estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset group. The Company performs its annual impairment test in December or when a triggering event has occurred.  There were no triggering events during the first three months of 2010.

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

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment at year end, or more frequently if impairment indicators are present. Such indicators of impairment include, but are not limited to, changes in business climate, and operating or cash flow losses related to such assets. To measure the amount of an impairment loss, the standard prescribes a two-step method. The first step requires the Company to determine the fair value of the reporting unit and compare that fair value to the net book value of the reporting unit. The fair value of the reporting unit is determined using the income approach (discounted cash flow analysis). Under the income approach, the fair value of the asset is based on the value of the estimated cash flows that the asset can be expected to generate in the future. These estimated cash flows were discounted at a rate of 16.0% to arrive at the fair values in the Company’s 2009 calculations. The Company also considers market information (market approach) when such information is available to validate the more detailed discounted cash flow calculations. Market information typically includes the Company’s general knowledge of sale transaction multiples and/or previous discussions the Company has had with third parties regarding the value of a similar reporting unit or the Company’s specific reporting unit. The Company relies principally on the income approach because it reflects the reporting unit’s expected cash flows and incorporates management’s detailed knowledge of products, pricing, competitive environment, global economic conditions, industry conditions, interest rates, and management actions, whereas market information may not be available, or may be less precise due to a lack of comparability to the Company’s particular reporting unit. The second step requires the Company to determine the implied fair value of goodwill and measure the impairment loss as the difference between the book value of the goodwill and the implied fair value of the goodwill. The implied fair value of goodwill must be determined in the same manner as if the Company had acquired those reporting units.

Legislation passed by the Federal Council of Germany in November 2008 and which became effective on April 1, 2009, resulted in sweeping changes to the way doctors and healthcare providers interact and are reimbursed from insurance companies. These changes require the Company’s German subsidiary to renegotiate contracts with insurance companies and ENT doctors on a new basis. In the first three months of 2009, the Company believed its German subsidiary was making progress in negotiating new contracts. However, on April 1, 2009, the Company was notified by one large insurance company representing approximately 25% of its German revenue that, despite several months of favorable negotiations, due to “political headwinds”, they were refusing to enter into a contract; therefore, the Company’s German subsidiary filed a lawsuit in the Social Court in Hamburg, Germany against this insurance company, requesting that the court compel the insurance company to enter into a contract with it. On April 28, 2009, the Court rejected these claims. The Company’s German subsidiary subsequently filed an appeal of this decision, which was rejected without review. Without renegotiated insurance contracts, and the ability to pay customary fitting fees to the ENT doctors, the Company expected revenue to decline substantially and cash flow of the operation would not be sufficient to support its intangibles balances.

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

Goodwill and indefinite-lived intangible assets (arrangement with the Australian government to supply hearing aids) in 2010 and 2009 were as follows:

	North America	Europe	Rest-of- World	Total
Balance as of December 31, 2009
Goodwill	$16,033	$22,385	$9,368	$47,786
Accumulated impairment charges	(14,632)	(16,014)	-	(30,646)
	1,401	6,371	9,368	17,140
Goodwill acquired during the period	-	-	18	18
Effect of exchange rate changes	-	(392)	275	(117)

Balance as of March 31, 2010
Goodwill	16,033	21,993	9,661	47,687
Accumulated impairment charges	(14,632)	(16,014)	-	(30,646)
	$1,401	$5,979	$9,661	$17,041

Definite-lived intangible assets consisted of the following:

		March 31, 2010		December 31, 2009
	Useful	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Lives	Value	Amortization	Value	Amortization

Purchased technology and licenses	3-13 years	$2,031	$1,396	$1,976	$1,357
Brand and trade names	1-3 years	129	129	129	129
Customer databases	2-10 years	7,429	6,007	7,433	5,940
Non-compete agreements	1-5 years	2,153	1,331	2,189	1,285
Total		$11,742	$8,863	$11,727	$8,711

3. LONG-TERM DEBT

As of March 31, 2010, the current portion of long-term debt was $6,658 and the long-term portion was $159. Future payments on long-term debt consisted of the following as of March 31, 2010:

			Future Payments
	Effective Interest Rate	Total	Rest of 2010	2011	2012

German loan	9.59%	$1,345	$1,009	$336	$-
Acquisition loans & other	0.0-12.25%	361	159	120	82
Line of credit	4.40%	5,145	5,145	-	-
Total		6,851	6,313	456	82
Less imputed interest		(34)	(18)	(14)	(2)
Total carrying amount		$6,817	$6,295	$442	$80

The German bank loan bears interest at the EURIBOR rate plus 4.0%. As of March 31, 2010, the balance of the loan was €1,000 ($1,345). The loan payments are €250 ($336 as of March 31, 2010) per quarter. In September 2008, the Company entered into an interest rate swap agreement with an initial notional amount of €2,500 to be reduced €250 per quarter through January 2011. Under this agreement the Company receives a floating rate based on the EURIBOR interest rate, and pays a fixed rate of 9.59% on the notional amount effectively fixing the interest rate on the Company’s German loan. Therefore, the effective interest rate on this loan was 9.59% for the three months ended March 31, 2010 and 2009.

Acquisition loans relate to the purchase of retail audiology practices acquired under the Company’s retail distribution initiative. Generally, these notes are secured by the acquired assets, subordinated to the revolving credit facility, and are due in annual installments from the acquisition date.

The Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”), providing for a revolving credit facility, under which borrowings of up to $6,000 were available. The credit facility is secured by substantially all tangible U.S. assets. There is an annual fee of 0.375% on the average unused portion of the credit facility. Borrowings under the credit facility are subject to interest at the domestic prime rate. If the adjusted quick ratio is greater than or equal to 1.25 to 1.0, then the interest rate is the Prime Rate plus 0.25 percentage point; if the adjusted quick ratio is less than 1.25 to 1.0, then the interest rate is the Prime Rate plus 0.50 percentage point. As of March 31, 2010, the interest rate on the Company’s line of credit was 4.4% and the Company’s outstanding borrowings of $5,145 represented the maximum allowable borrowing under the terms of the agreement.

On March 10, 2010, the Company finalized the Second Amendment to the Amended and Restated Loan and Security Agreement with SVB to renew and extend the revolving credit facility to April 11, 2011. The amendment modified the previous agreement to provide additional borrowing capacity of unrestricted cash held at SVB up to $2,000, no longer reduced borrowing capacity related to foreign currency hedging instruments, and modified the EBITDA requirement, as follows:

Period	Calculation Method	Minimum Requirement
January 1 - March 31, 2010	Cumulative	$2,000 loss
April 1 - May 31, 2010	Trailing three months	$1,000 loss
June 1 - September 30, 2010	Trailing three months	$0.001 income
Thereafter	Trailing three months	$500 income

The fair value of the Company’s debt obligations approximates the carrying value as of March 31, 2010. The Company is in compliance with its debt covenants as of March 31, 2010. Both the revolving credit facility and the German bank debt have a customary material adverse change clause that allows the banks to call the loans, if invoked. Neither bank has invoked this clause. In accordance with ASC 470-10, the Company has classified the outstanding balance on the revolving credit facility as a short term liability as of March 31, 2010 and December 31, 2009, respectively, due to the inability of the Company to determine the likelihood that any future events or circumstances affecting the Company may constitute a material adverse event under the terms of the revolving credit facility agreement causing SVB to exercise its right to accelerate payment of amounts due under the revolving credit facility agreement. At March 31, 2010, the Company’s net borrowings on this line of credit were $5,145 and net borrowings on this line of credit at December 31, 2009 were $3,116.

4. LEGAL PROCEEDINGS

In February 2006, the former owners of Sanomed, which the Company acquired in 2003, filed a lawsuit in German civil court claiming that certain deductions made by the Company against certain accounts receivable amounts and other payments remitted to the former owners were improper. The former owners sought damages in the amount of approximately €2,600 ($3,400). The Company filed its statement of defense and presented its position during oral arguments. The court asked the parties to attempt to settle the matter and on July 20, 2009, the Company and the former owners agreed to settle the claim. Under the terms of the settlement, the Company agreed to pay the former owners of Sanomed an aggregate sum of €1,050 ($1,471), approximately the amount reserved in the Company’s balance sheet at December 31, 2008 for this matter. The Company remitted the settlement payment in August 2009.

As part of the Sanomed purchase agreement, the former owners were entitled to contingent consideration based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to contingent consideration irrespective of the achievement of the revenue milestones. In addition to the above noted lawsuit, two of the former owners filed suits against the Company, one of which was settled in 2007, and the other former owner’s contingent consideration claim against the Company for approximately €1,100 ($1,480) plus interest was dismissed in July 2008, with the German court rendering its decision in favor of the Company. The former owner has appealed. The Company continues to strongly deny the allegations contained in the former owner’s appeal and intends to defend itself vigorously; however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect on the Company. The Company establishes reserves when a particular contingency is probable and estimable.

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

5. RESTRUCTURING

During the three months ended March 31, 2009, the Company did not have any restructuring charges. During 2009, the Company took actions to improve profitability by 1) reducing the total number of employees in North America; 2) closing three U.S. retail locations resulting in a restructuring charge of $98 and goodwill and definite-lived intangible write-off of $135; and 3) reducing headcount and selling two retail shops in Europe. The total restructuring charge from these actions was $769, which included $158 in sale proceeds from the two European shops. During the three months ended March 31, 2010, the Company reversed accruals of $20 primarily relating to favorable lease settlements and made payments as listed in the following table in relation to its 2008 and 2009 restructuring charges:

	Employee Related	Excess Facilities	Impairment and Other	Total
Balance, December 31, 2009	$289	$22	$45	$356
Restructuring charge adjustments	-	(20)	-	(20)
Payments and foreign exchange	(193)	(2)	(6)	(201)
Balance, March 31, 2010	$96	$-	$39	$135

6. DISCONTINUED OPERATIONS

In 2008, a decision was made to divest certain European operations. The Company sold one European operating unit and closed a second operation. These operations have been classified as discontinued operations in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009.

The following amounts relate to discontinued operations and have been segregated from continuing operations:

	For the three months ended March 31,
	2010	2009

Net sales	$-	$(74)

Loss from discontinued operations, net of zero taxes	$(7)	$(45)

7. SEGMENT INFORMATION

As of March 31, 2010, the Company has three operating segments for which separate financial information is available and evaluated regularly by management in deciding how to allocate resources and assess performance. The Company evaluates performance principally based on net sales and operating profit.

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

	North America	Europe	Rest-of-World	Unallocated	Total
Three months ended March 31, 2010
Net sales to external customers	$6,951	$6,116	$7,710	$-	$20,777
Operating profit (loss)	(3,377)	1,179	791	(1,065)	(2,472)
Income (loss) from continuing operations	(3,359)	1,185	913	(1,065)	(2,326)
Three months ended March 31, 2009
Net sales to external customers	8,216	11,077	5,139	-	24,432
Operating profit (loss)	(3,234)	(11,819)	237	(1,979)	(16,795)
Income (loss) from continuing operations	(3,286)	(11,898)	240	(1,979)	(16,923)
As of March 31, 2010
Identifiable segment assets	32,450	13,588	21,040	-	67,078
Goodwill and indefinite-lived intangible assets	1,401	5,979	9,661	-	17,041
Long-lived assets	5,524	372	2,896	-	8,792
As of December 31, 2009
Identifiable segment assets	30,237	16,431	20,457	-	67,125
Goodwill and indefinite-lived intangible assets	1,401	6,371	9,368	-	17,140
Long-lived assets	5,477	430	2,848	-	8,755

The following table represents revenues and long-lived assets that are considered material to the Company’s operations by segment:

	Revenues		Long-lived assets
	March 31, 2010	March 31, 2009	March 31, 2010	December 31, 2009
North America
U.S. wholesale	53%	55%	93%	92%
U.S. retail	37%	35%	6%	7%
Europe
Germany	67%	78%	92%	93%
Rest-of-World
Australia	100%	100%	100%	100%

Long-lived assets consist of property and equipment. The majority of the Company’s assets as of March 31, 2010 and December 31, 2009 were attributable to its U.S. operations.

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands, except per share data)

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified as those that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. All forward-looking statements are qualified in their entirety by reference to the factors discussed more fully in Item 1A of our Form 10-K for the year ended December 31, 2009: (i) deterioration of economic conditions; (ii) our continued losses; (iii) aggressive competitive factors; (iv) fluctuations in our financial results; (v) our common stock could be subject to delisting; (vi) negative impact of our recent acquisition activities; (vii) ineffective internal financial control systems; (viii) dependence on significant customers; (ix) dependence on critical suppliers and contractors; (x) high levels of product returns and repairs; (xi) inability to introduce new and innovative products; (xii) undiscovered product errors or defects; (xiii) potential infringement on the intellectual property rights of others; (xiv) uncertainty of intellectual property protection; (xv) dependence on international operations; (xvi) potential product liability; (xvii) failure to comply with FDA regulations; (xviii) our stock price could suffer due to sales of stock by our directors and officers; (xix) our charter documents and shareholder agreements may prevent certain acquisitions; and (xx) debt covenant default.

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

We were acquisitive after raising capital in an initial public offering in 2000 and a Private Investment in a Public Equity (“PIPE”) offering in 2006. Product evolution continues, but the differentiation between product offerings by hearing aid companies and new generations has narrowed, and thus distribution and access to distribution continues to grow in importance. Accordingly, we acquired a number of our then distributors between the years 2000 to 2003. Thereafter, we acquired an operation in Germany with a unique distribution model using the Ear-nose-throat (“ENT”) physician. Then, from 2006 to 2008, we acquired a number of retail practices. This was all to strengthen our distribution network.

Germany Legislation. Legislation passed by the Federal Council of Germany in November 2008 and which became effective on April 1, 2009, resulted in sweeping changes to the way doctors and healthcare providers interact and are reimbursed by insurance companies. A major change in regulation directly affecting our German subsidiary was the prohibition of direct fitting fee payments from hearing aid retailers to doctors. Under our German government approved business model, the new legislation requires that the fitting fee payments to the doctors come from the insurance companies rather than us. The direct payment to doctors for fitting services under our business model was one of the keys to success for our sales channel in Germany. The law changed the market by giving more power to the insurers by allowing discretion as to which business models to which they supply hearing aids and related services. Insurers are the sole gatekeepers for access to the reimbursement schemes for the end consumer. These changes required our German subsidiary to a) develop a new business process with the insurance companies to create a service company for invoicing, receiving and paying out the doctor’s honorarium; b) renegotiate contracts with insurance companies; and c) negotiate contracts between and with the insurance company and the ENT doctors. In the first three months of 2009, we believed our German subsidiary was making progress in negotiating new contracts. However, on April 1, 2009, we were notified by one large insurance company representing approximately 25% of our 2008 German revenue that, despite several months of favorable negotiations, due to “political headwinds,” they were refusing to enter into a contract; therefore, our German subsidiary filed a lawsuit in the Social Court in Hamburg, Germany against this insurance company, requesting that the court compel the insurance company to enter into a contract with our German subsidiary. On April 28, 2009, the Court rejected these claims. We subsequently filed an appeal of this decision, which was rejected without review. Without renegotiated insurance contracts, and the ability to pay customary fitting fees to the ENT doctors, we expected revenue to decline substantially and cash flow of the operation would not be sufficient to support our intangibles balances. As a result, we recognized a $14,658 non-cash write-off of our goodwill and trade name associated with our German operation in the first quarter of 2009.

In June 2009, the German government passed additional amendments to the law that became effective July 23, 2009. The key implication of these amendments to our business model was to impose additional costs on the doctors and insurance companies that conduct business with our German operation and disrupt the normal flow of fitting hearing aids on the first visit to the doctor’s office.

We are currently renegotiating contracts in light of the new legislative requirements and are working to contract with other insurance companies as well. The lack of signed insurance contracts and the imposition of new and costly requirements on the ENT doctors and the insurance companies as well as the uncertainty of regulatory requirements will continue to impact our German business. Final regulatory requirements are expected to be completed during the second quarter 2010, the impact of which is unknown at this time.

Germany represented 67% and 78% of Europe segment revenues and 71% and 89% (excluding first quarter 2009 impairment charges) of Europe segment operating profit for the quarter ended March 31, 2010 and 2009, respectively.

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

The hearing loss population has grown to 34.3 million. Over the last generation, the hearing loss population grew at the rate of 1.6 times the U.S. population growth, primarily due to the aging of America. Hearing aid adoption continues to increase slowly (now 1 in 4 people with hearing loss) as do binaural fittings (8 out of 10). While 4 in 10 people with moderate-to-severe hearing loss use amplification for their hearing loss, fewer than 1 in 10 people with mild hearing loss use amplification. Hearing impaired people in this segment, which comprise the majority of the hearing impaired population, often do not purchase hearing aids for a variety of reasons, including their belief that their hearing loss is not significant enough to warrant hearing aids, their concern regarding the stigma associated with wearing hearing aids and their perception that existing hearing aids are uncomfortable, do not perform well, cannot solve specific hearing problems and are too expensive.

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

•
Our operations and performance depend on general economic conditions. The global economy is experiencing uncertainty which is causing slower economic activity, concerns about inflation, increased energy costs, decreased consumer confidence, and other adverse business conditions. Such fluctuations in the global economy could cause, among other results, deterioration and continued decline in consumer spending and increases in the cost of labor and materials.

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

Otix launched Touch, our first receiver-in-canal (“RIC”) product family, in March 2009. RIC has become a very popular product type, representing approximately 35% of hearing aids sold in the United States. In addition to its sophisticated design, very small size and ease of use features, we believe Touch is the smallest and has the best moisture resistance of any RIC product on the market. Our Touch products incorporate many of the sound processing technologies present in our Velocity series of hearing solutions. Touch provides natural sound quality, superior noise-reduction, and excellent directionality, driven by our unique DIRECTIONALfocus® technology. Touch is offered at three price points and available in a choice of five base colors and 15 accent color clips. The three Touch products are readily identified by the number of processing channels. Touch 6 has six channels and two programs, Touch 12 has 12 channels and three programs, and Touch 24 has 24 channels, four programs and voice alerts.

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

We now have eight active product families – Touch, Velocity, ion, Balance, Applause, Natura Pro, Natura 2SE and Quartet.

In May 2010, we launched the Endura super-power BTE which is the newest addition to our product portfolio. Designed specifically for mild-to-profound hearing losses, Endura provides not just high-level output, but also high-quality sound. Featuring our patented sound processing, clinically proven noise reduction, and advanced directional strategies. Endura provides the most natural listening experience possible. With its emphasis on low- and mid-frequency amplification, Endura provides more output across these frequencies than any other power or super-power BTE. Endura also incorporates great ease-of-use features, such as large user controls, connectivity to external Bluetooth devices, and integrated direct audio input.

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

Financial Results

Our loss from continuing operations of $2,326 for the three months ended March 31, 2010, compared with a loss from continuing operations of $16,923 for the three months ended March 31, 2009, was primarily impacted by the following items:

•
Non-cash goodwill and definite-lived intangibles impairment charge in the first quarter of 2009 of $14,658 as a result of an adverse legal decision and regulatory changes in Germany. Excluding this charge, the first quarter 2009 loss from continuing operations was comparable to the first quarter of 2010.

•
The legislative changes in Germany reduced our German sales and profitability. Operating profit in our Europe segment was reduced by $1,660 from $2,839 in the first quarter of 2009 to $1,179 in the first quarter of 2010 after excluding the impairment charge discussed above.

•	A decline in North America unit sales of 17% and 10% in wholesale and retail, respectively.

•	Offsetting the aforementioned is a reduction in corporate and research and development expenses of $1,389 for the three months ended March 31, 2010 compared to the same period in 2009.

Our future sales and financial results for the next 12 months are expected to be driven by the following items:

•
Continued penetration of the Touch product family. We have launched the product in all our major markets, including Germany early in the fourth quarter 2009. Touch and ion (open fit products) are product types that are experiencing growing demand in the marketplace.

•	Launching Endura, our super-power BTE product, in May 2010 for those individuals with profound hearing loss.

•	Focusing on improving the results of retail audiology practices we acquired between 2006 and 2008.

•
Continued focus on cost savings. We will significantly reduce a direct to consumer marketing initiative in the second quarter of 2010 that was begun in the third quarter of 2009.  We have spent approximately $1,200 over the past three quarters, including $457 in the first quarter of 2010 on this initiative.

•
Sales growth with the U.S. Veteran’s Administration (“the VA”). The contract began in November of 2009. According to data from the Hearing Industry Association, the VA represents approximately 18% of the market for hearing aids and experienced unit growth of more than 20% annually this past year. We were successful in receiving an award in each of the categories in which we bid, allowing us to sell our custom, behind-the-ear and receiver-in-canal products through the VA. The contract award from the VA is a one-year contract with four one-year extensions, at the VA’s option. We anticipate participating on the contract for the entire five years. According to contract documents, the VA anticipates purchasing a total of approximately 430,000 hearing aids across the nine contract awardees in the first year, with steady growth in volume over the following four years. We are experiencing increasing sales to the VA and we expect to incur training and startup costs relating to the VA contract in the second quarter of approximately $200.

Offsetting these developments will be the possible continued decline of sales to insurance companies in our German operation as a result of future potential regulatory changes.

The following table sets forth selected statement of operations information for the periods indicated expressed as a percentage of net sales.

	Three months ended March 31,
	2010	2009

Net sales	100.0%	100.0%
Cost of sales	35.9%	42.0%
Gross profit	64.1%	58.0%
Selling, general and administrative expense	71.0%	58.6%
Research and development expense	5.1%	8.1%
Goodwill and definite-lived intangibles impairment charges	0.0%	60.0%
Restructuring charges	(0.1)%	0.0%
Operating loss	(11.9)%	(68.7)%
Interest expense	(0.2)%	(0.6)%
Other income, net	0.1%	0.4%
Loss before income taxes	(12.0)%	(68.9)%
Provision (benefit) for income taxes	(0.8)%	0.4%
Loss from continuing operations	(11.2)%	(69.3)%
Loss from discontinued operations, net of income taxes	(0.0)%	(0.2)%
Net loss	(11.2)%	(69.5)%

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of the related sale. Net sales by reportable operating segment were as follows:

	Three months ended March 31,
	2010	2009	Change
North America	$6,951	$8,216	(15.4)%
Europe	6,116	11,077	(44.8)%
Rest-of-World	7,710	5,139	50.0%

Total net sales	$20,777	$24,432	(15.0)%

The following table reflects the significant components of sales activity for the three months ended March 31, 2009 to the three months ended March 31, 2010.

	North America		Europe		Rest-of-World		Total
	$	%	$	%	$	%	$	%

Sales for the three months ended March 31, 2009	$8,216		$11,077		$5,139		$24,432
Organic growth (reduction)	(1,367)	(16.6)%	(5,229)	(47.2)%	526	10.2%	(6,070)	(24.8)%
Foreign currency	102	1.2%	268	2.4%	2,045	39.8%	2,415	9.8%

Sales for the three months ended March 31, 2010	$6,951	(15.4)%	$6,116	(44.8)%	$7,710	50.0%	$20,777	(15.0)%

Net sales from continuing operations for the three months ended March 31, 2010 of $20,777 decreased 15.0% from net sales from continuing operations of $24,432 for the three months ended March 31, 2009. The decrease in sales is due to the legislative changes in Germany and their impact on our ability to conduct business, and declines in North America unit sales. These were partially offset by a 50% increase in Rest-of-World sales.

North America hearing aid sales of $6,951 for the three months ended March 31, 2010 were down 15.4% from the prior year three months ended March 31, 2009 sales level of $8,216. The decrease in sales is due to declines in wholesale and retail volume and pricing in the wholesale business. Wholesale and retail volumes continue to decline over the same period in the prior year. We are also finding increased price competition in the wholesale market as more manufactures compete over less business in the North American independent audiologist segment.

Europe sales of $6,116 for the three months ended March 31, 2010 decreased 44.8% from net sales of $11,077 for the three months ended March 31, 2009. Europe sales were negatively impacted by the legislative changes in Germany. The legislative changes in Germany impacted sales in two ways.  First, and most importantly, is the impact of not having contracts with the insurers. Net units in our German operation were down 63.8% in the first quarter of 2010 compared to the same period in 2009.  Second, we previously billed the insurance company the full price of a hearing aid, which included the doctor’s fee as part of the reimbursement. Thus, we recorded the full reimbursement as revenue and the payment to the ENT doctors as a cost of sale. We are now only billing for the hearing aid, with the doctors billing separately for their fitting services and no longer recording the doctor’s fees as revenue and cost of sales.

Rest-of-World sales of $7,710 for the three months ended March 31, 2010 increased 50.0% from the three months ended March 31, 2009 sales of $5,139. First quarter organic growth of 10.2% was due to having more fitters employed and additional marketing spend, which translated into more sales. The Australian government was behind in processing vouchers in the latter part of the fourth quarter 2009 and first quarter 2010, and is now attempting to catch up.  In the past, this has had an impact to reduce sales a couple of months after the slow down, and then increase sales a couple of months after the government catches up. Foreign currency translation increased sales by 39.8% due to the weakening of the U.S. dollar against the Australian dollar.

We generally have a 60 day return policy for wholesale hearing aid sales and 30 days for retail sales. Provisions for sales returns for continuing operations were $1,275, or 5.8% and $2,307, or 8.6% of gross hearing aid sales from continuing operations, for the three months ended March 31, 2010 and 2009, respectively. The percentage decrease for the three months ended March 31, 2010 was driven by lower sales in wholesale, where return rates tend to be higher than in our retail operations, and lower return rates in our wholesale operation. Retail sales are recognized after fitting and “acceptance,” which results in lower return rates, whereas in wholesale, revenue is recognized on shipment and a reserve is established for expected returns. We believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations.

Gross Profit. Cost of sales primarily consists of manufacturing costs, royalty expenses, quality costs and costs associated with product remakes and repairs (warranty). Gross profit and gross margin by reportable operating segment were as follows:

	Three months ended March 31,
	2010		2009
Continuing operations
North America	$3,347	48.2%	$4,299	52.3%
Europe	4,115	67.3%	6,527	58.9%
Rest-of-World	5,854	75.9%	3,337	64.9%

Total gross profit	$13,316	64.1%	$14,163	58.0%

Gross profit from continuing operations of $13,316 for the three months ended March 31, 2010 decreased 6.0% from the quarter ended March 31, 2009 gross profit of $14,163, but gross margin increased to 64.1% in the first quarter of 2010 from 58.0% in the same period of 2009. The decrease in gross profit for the first quarter is due to lower sales partially offset by higher gross margin. The gross margin increased due to a slightly higher mix of retail sales, a weaker U.S. dollar and a change in reimbursement in our German business.  Partially offsetting this are higher warranty and material costs related to our receiver-in-canal product family and sales to the Veterans Administration which carry a much lower gross margin when compared to the balance of our business.

North America gross margin decreased to 48.2% for the three months ended March 31, 2010 from 52.3% for the three months ended March 31, 2009. The decrease in gross margin is primarily a result of lower average selling prices, partially offset by an increase in the percentage of retail sales which carry a higher gross margin.

Europe gross margin increased to 67.3% for the three months ended March 31, 2010 from 58.9% for the three months ended March 31, 2009. The higher gross margin is due to the weakening of the U.S. dollar, which results in higher sales compared to cost of goods sold which are denominated primarily in U.S. dollars, higher average selling prices and a change in reimbursement for Germany. Previously we recorded reimbursement for doctor fees as net sales and cost of sales.  As a result of the recent German legislation, the doctors must bill and collect for their services.  Thus, the fees are no longer recorded as a sale and cost of sale.

Rest-of-World gross margin increased to 75.9% for the three months ended March 31, 2010 from 64.9% for the three months ended March 31, 2009. The first quarter increase in gross margin is a result of higher average selling price related to our Touch family of products and the weakening of the U.S. dollar compared to the Australian dollar. The Australian dollar has appreciated 26% over the past year and our cost of sales is predominantly denominated in U.S. dollars.

Provisions for warranty for continuing operations increased to $913 for the three months ended March 31, 2010 from $735 for the three months ended March 31, 2009, primarily due to sales of RIC products. The receiver assembly associated with the RIC products may need to be replaced frequently and thus the warranty per unit is higher than other products we sell. We adjust the warranty estimates as we obtain more experience with this product line.

Selling, General and Administrative. Selling, general and administrative expense primarily consists of wages and benefits for sales and marketing personnel, sales commissions, promotions and advertising, marketing support, distribution and administrative, share-based compensation, and depreciation and amortization expenses.

Selling, general and administrative expense in dollars and as a percent of sales by reportable operating segment was as follows:

	Three months ended March 31,
	2010		2009
Continuing operations
North America	$6,765	97.3%	$7,533	91.7%
Europe	2,915	47.7%	3,688	33.3%
Rest-of-World	5,063	65.7%	3,100	60.3%

Total selling, general and administrative	$14,743	71.0%	$14,321	58.6%

The following table reflects the components of selling, general and administrative expense for the three months ended March 31, 2009 to the three months ended March 31, 2010.

	North America		Europe		Rest-of-World		Total
	$	%	$	%	$	%	$	%
Selling, general and administrative expense for the three months ended March 31, 2009	$7,533		$3,688		$3,100		$14,321
Organic growth (reduction)	(804)	(10.7)%	(922)	(25.0)%	621	20.0%	(1,105)	(7.7)%
Foreign currency	36	0.5%	149	4.0%	1,342	43.3%	1,527	10.6%

Selling, general and administrative expense for the three months ended March 31, 2010	$6,765	(10.2)%	$2,915	(21.0)%	$5,063	63.3%	$14,743	2.9%

Selling, general and administrative expense for the three months ended March 31, 2010 of $14,743 increased by $422 or 2.9%, from the three months ended March 31, 2009 level of $14,321. Selling general and administrative expenses increased primarily due to the weakening of the U.S. dollar, investments in additional audiologists in our Rest-of-World segment and a direct to consumer initiative in our North America segment.

North America selling, general and administrative expense for the three months ended March 31, 2010 of $6,765 decreased by $768, or 10.2%, from the three months ended March 31, 2009 amount of $7,533. We cut our corporate overhead costs by $476, or approximately 24.8%.  In addition, we have cut our costs in our North America wholesale operation and increased our marketing spend in the North America retail operation.  We expect to incur training and startup costs relating to the VA contract in the second quarter of approximately $200.

Europe selling, general and administrative expenses for the three months ended March 31, 2010 of $2,915 decreased $773 or 21.0%. We decreased expenses in Europe as a result the reduction in Germany net sales, partially offset by the weakening of the U.S. dollar.

Rest-of-World selling, general and administrative expense for the three months ended March 31, 2010 increased by $1,963 or 63.3%, primarily due to the weakening of the U.S. dollar against the Australian dollar, which accounts for 43.3% of this increase.  Additionally, personnel and marketing costs increased in our Rest-of-World segment as we expect to continue to grow this business both in sales and profitability.

Research and Development. Research and development expense primarily consists of wages and benefits for research and development, engineering, regulatory and clinical personnel and also includes consulting, intellectual property, clinical studies and engineering support costs. Research and development expense of $1,065, or 5.1% of net sales, for the three months ended March 31, 2010 decreased $914, or 46.2%, over the research and development expense of $1,979, or 8.1% of net sales, for the three months ended March 31, 2009. The decrease is a result of eliminating approximately 20 positions in the second quarter of 2009. We are outsourcing more of our research and development activities and therefore, we expect that our royalty costs, classified in cost of sales, will increase in the future to offset the reduced research and development expenditures. We anticipate that outsourcing some of our research and development will effectively expand our product offerings.

Restructuring and Impairment Charges. In the first quarter of 2010, we had a reversal of $20 in restructuring charges from adjustments of previous accrual estimates related to favorable lease settlements. In the first quarter of 2009, as a result of the German court decision previously described, we recognized a goodwill impairment charge of $14,205 and a trade name impairment charge of $453, resulting in total impairment charges of $14,658 related to our German operation.

Interest Expense and Other Income, Net. Other income, net, primarily consists of foreign currency gains and losses, interest income and other non-operating gains and losses. Interest income was lower due to lower customer loan balances. Interest expense for the three months ended March 31, 2010 was $51, which is $89 lower than the same period in 2009 due to lower outstanding debt balances for acquisition related debt, partially offset by increased borrowing on our line of credit.

Provision (Benefit) for Income Taxes. In some jurisdictions net operating loss carry-forwards reduce or offset tax provisions. We had an income tax benefit from continuing operations for the three months ended March 31, 2010 of $172 compared to an income tax provision from continuing operations of $96 for the three months ended March 31, 2009.  The income tax benefit was the result of losses in foreign locations where we pay taxes partially offset by pre-tax profits in foreign geographies, alternative minimum tax in the U.S., and state taxes. The prior year income tax provision was principally the result of pre-tax profits in foreign geographies, alternative minimum tax in the U.S., amortization of goodwill, and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2010 and 2009 are summarized as follows:

	For the three months ended March 31,
	2010	2009
Net cash provided by (used in) operating activities from continuing operations	$(976)	$40
Net cash provided by (used in) discontinued operations	(36)	94
Net cash provided by (used in) operating activities	(1,012)	134
Net cash used in investing activities	(90)	(1,234)
Net cash provided by (used in) financing activities	1,440	(2,196)
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(153)	(192)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	(1)	(15)
Net increase (decrease) in cash and cash equivalents	184	(3,503)
Cash and cash equivalents, beginning of the period	12,154	13,129
Cash and cash equivalents, end of the period	$12,338	$9,626

Net cash used in operating activities from continuing operations was $976 for the three months ended March 31, 2010. Negative cash flow resulted from a net loss from continuing operations of $2,333 which was positively affected by certain non-cash expenses including depreciation and amortization of $843, share-based compensation of $305, foreign currency loss of $351, loss on disposal of long-lived assets of $20 and the amortization of discounts on long-term debt of $1. Positive operating cash flow also resulted from a decrease in accounts receivable of $394 primarily due to improved collection efforts and lower sales during the first quarter of 2010, and an increase in accounts payable of $802. These positive cash flow items were offset by a non-cash decrease in deferred income taxes of $18, an increase in inventory of $1,084 and other assets of $36, and a decrease in accrued restructuring of $221 and withholding taxes remitted on share-based awards of $7.

Net cash used in operating activities of discontinued operations was $36 for the three months ended March 31, 2010.

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

Net cash used in investing activities of $90 for the three months ended March 31, 2010 resulted from the purchase of property and equipment of $647, and purchase of a technology license of $54 partially offset by net customer loan repayments of $611.

Net cash used in investing activities of $1,234 for the three months ended March 31, 2009 resulted from the purchase of property and equipment of $738 and net customer advances of $496.

Net cash provided by financing activities of $1,440 for the three months ended March 31, 2010 resulted from borrowings on the line of credit of $3,000 and proceeds from taxes collected on the vesting of restricted shares of $7, partially offset by repayments on the line of credit of $971 and principal payments on long-term debt of $596.

Net cash used in financing activities of $2,196 for the three months ended March 31, 2009 resulted from increases in restricted cash and cash equivalents of $64 and principal loan payments of $2,152, partially offset by proceeds from the exercise of stock options of $20.

In the first quarter of 2010, we borrowed $3,000 on our revolving credit facility and repaid $971, for a net increase of $2,029. Both the revolving credit facility and the German bank debt have a customary material adverse change clause that allows the banks to call the loans, if invoked. Neither bank has invoked such clause.

Our cash and cash equivalents, including restricted amounts, totaled $12,412 as of March 31, 2010. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures and ongoing operations, will depend on our ability to generate cash in the future. This depends to a degree on general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We plan to continue to manage receivables and inventory and, together with available cash balances, we expect to be able to fund our future debt service payments, ongoing operations and capital expenditures. Based on our current level of operations, expected revenue growth and anticipated cost management and operating improvements, we plan on generating cash flow from operations in the latter part of 2010. The key to this assumption will be our German operating performance. We expect that total current debt service payments due over the next year of $6,658 will be paid from available cash on hand, and anticipated cash flow from operations. We believe that our cash and cash equivalents balance, along with cash flows from operations, will be adequate to meet our operating, working capital and investment requirements for the next year. As of March 31, 2010, our outstanding borrowings on our line of credit of $5,145 represented the maximum allowable borrowing under the terms of the agreement.

There can be no assurance, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Furthermore, we cannot provide any assurances that ongoing uncertainty in global capital markets and general economic conditions will not have a material adverse impact on our future operations and cash flows. We may need to refinance all or a portion of our indebtedness on or before maturity and we cannot provide assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. Should we be unable to renegotiate our debt service payments, we may need to sell assets of the company, which will also be subject to market conditions existing at that time. Both the revolving credit facility and the German bank debt have a customary material adverse change clause that allows the banks to call the loans, if invoked. Neither bank has invoked this clause. We are in compliance with our debt covenants as of March 31, 2010.

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

Contractual Obligations

As of March 31, 2010, we had unrecognized tax benefits of $286 of which $255 is recorded as a liability and which could result in cash outlays in the event of unfavorable taxing authority rulings.

There have been no material changes to our contractual obligations outside the ordinary course of business since December 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2009-13, “Revenue Recognition (ASU Topic 605) – Multiple Deliverable Revenue Arrangements”, a consensus of the FASB Emerging Issues Task Force which is effective for us in the first quarter of fiscal year 2011, with early adoption permitted, modifies the fair value requirements of ASC subtopic 605-25, “Revenue Recognition-Multiple Element Arrangements”, by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence (“VSOE”) and verifiable objective evidence (“VOE”) (now referred to as “TPE” standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. In October 2009, the FASB also issued ASU 2009-14, “Software (ASC Topic 985) – Certain Revenue Arrangements That Include Software Elements”, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the scope of ASC subtopic 965-605, “Software-Revenue Recognition”, to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. This update requires expanded qualitative and quantitative disclosures once adopted. We are currently evaluating the impact of adopting these pronouncements and do not expect the standard to have a material impact on the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk. We generally invest our cash in money market funds and corporate debt securities. These are subject to minimal credit and market risk. As of March 31, 2010, we had $2,461 held in commercial money market instruments that carry an effective interest rate of 0.09%. The interest rates on our customer advances approximate the market rates for comparable instruments and are fixed.

As of March 31, 2010 we had $1,345 in short-term bank debt that bears interest at the EURIBOR rate plus four percent.

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

Our foreign exchange forward contracts generally mature in three months or less from the contract date. We held forward contract hedges on €3,800 ($5,135) and Australian $500 ($457) at March 31, 2010. As of March 31, 2010, we recognized an unrealized loss of $4 in connection with our foreign currency forward contracts. The unrealized loss is recorded in Other income, net in the Condensed Consolidated Statements of Operations, and in Prepaid expenses and other in the Condensed Consolidated Balance Sheets. The contracts will expire in the second quarter of 2010.

Effective in the second quarter 2008, we entered into an interest rate swap agreement. The contract effectively fixes the interest rate of our long term debt associated with the German acquisition at 9.59%.

Foreign Currency Risk. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S., and from intercompany account balances between our U.S. parent and our non-U.S. subsidiaries. For the three months ended March 31, 2010, approximately 66.5% of our net sales and 54.1% of our operating expenses were denominated in currencies other than the U.S. dollar. For the three months ended March 31, 2009, approximately 62.6% of our net sales and 40.5% or our operating expenses were denominated in currencies other than the U.S. dollar.

Inventory purchases were transacted in U.S. dollars. The local currency of each foreign subsidiary is considered the functional currency, and revenue and expenses are translated at average exchange rates for the reported periods. Therefore, our foreign sales and expenses will be higher in a period in which there is a weakening of the U.S. dollar and will be lower in a period in which there is a strengthening of the U.S. dollar. The Australian dollar and Euro are our most significant foreign currencies. Given the uncertainty of exchange rate fluctuations and the varying performance of our foreign subsidiaries, we cannot estimate the affect of these fluctuations on our future business, results of operations and financial condition. Fluctuations in the exchange rates between the U.S. dollar and other currencies could effectively increase or decrease the selling prices of our products in international markets where the prices of our products are denominated in U.S. dollars. For example, subsequent to March 31, 2010, the Euro significantly weakened against the U.S. dollar, which if continued, will have a negative impact on our Europe segment operating results. We regularly monitor our foreign currency risks and may take measures to reduce the impact of foreign exchange fluctuations on our operating results. To date, we have not used derivative financial instruments for hedging, trading or speculating on foreign currency exchange, except to hedge intercompany balances.

For the three months ended March 31, 2010 and 2009, average currency exchange rates to convert one U.S. dollar into each local currency for which we had sales of over $5,000 by quarter were as follows:

	2010	2009
Euro	0.72	0.77
Australian dollar	1.11	1.51

ITEM 4.	CONTROLS AND PROCEDURES

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

As part of the Sanomed purchase agreement, the former owners were entitled to contingent consideration based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to contingent consideration irrespective of the achievement of the revenue milestones. In addition to the above noted lawsuit, two of the former owners filed suit against us, one of which was settled in 2007, and the other former owner’s contingent consideration claim against us for approximately €1,100 ($1,480) plus interest was dismissed on July 2008, with the German court rendering its decision in our favor. The former owner has appealed. We continue to strongly deny the allegations contained in the former owner’s appeal and intend to vigorously defend ourselves; however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect. We establish liabilities when a particular contingency is probable and estimable.

Also see Item 1-A, below, regarding our recent litigation against a German insurance company.

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

In addition to the risk factors set forth in this report, you should carefully consider the factors discussed in Part I, Item 1-A, “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the year ended December 31, 2009 which could materially affect our business, results of operations and financial position. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations and financial position.

Germany Legislation

Legislation passed by the Federal Council of Germany in November 2008 and which became effective on April 1, 2009, resulted in sweeping changes to the way doctors and healthcare providers interact and are reimbursed by insurance companies. A major change in regulation directly affecting our German subsidiary was the prohibition of direct fitting fee payments from hearing aid retailers to doctors. Under our German government approved business model, the new legislation requires that the fitting fee payments to the doctors come from the insurance companies rather than us. The direct payment to doctors for fitting services under our business model was one of the keys to success for our sales channel in Germany. The law changed the market by giving more power to the insurers by allowing discretion as to which business models they supply hearing aids and related services. Insurers are the sole gatekeepers for access to the reimbursement schemes for the end consumer. These changes required our German subsidiary to a) develop a new business process with the insurance companies to create a service company for invoicing, receiving and paying out the doctor’s honorarium; b) renegotiate contracts with insurance companies; and c) negotiate contracts between and with the insurance company and the ENT doctors. In the first three months of 2009, we believed our German subsidiary was making progress in negotiating new contracts. However, on April 1, 2009, we were notified by one large insurance company representing approximately 25% of our 2008 German revenue that, despite several months of favorable negotiations, due to “political headwinds,” they were refusing to enter into a contract; therefore, our German subsidiary filed a lawsuit in the Social Court in Hamburg, Germany against this insurance company, requesting that the court compel the insurance company to enter into a contract with our German subsidiary. On April 28, 2009, the Court rejected these claims. We subsequently filed an appeal of this decision, which was rejected without review. Without renegotiated insurance contracts, and the ability to pay customary fitting fees to the ENT doctors, we expected revenue to decline substantially and cash flow of the operation would not be sufficient to support our intangibles balances. As a result, we recognized a $14,658 non-cash write-off of our goodwill and trade name associated with our German operation in the first quarter of 2009.

In June 2009, the German government passed additional amendments to the law that became effective July 23, 2009. The key implication of these amendments to our business model was to impose additional costs on the doctors and insurance companies that conduct business with our German operation and disrupt the normal flow of fitting hearing aids on the first visit to the doctor’s office.

We are currently renegotiating contracts in light of the new legislative requirements and are working to contract with other insurance companies as well. The lack of signed insurance contracts, the imposition of new and costly requirements on the ENT doctors and the insurance companies, as well as the uncertainty of regulatory requirements, will continue to impact our German business. Final regulatory requirements are expected to be completed during the second quarter 2010, the impact of which is uknown at this time. Germany represented 67% and 78% of Europe segment revenues and 71% and 89% (excluding first quarter 2009 impairment charges) of Europe segment operating profit for the quarter ended March 31, 2010 and 2009, respectively.

ITEM 4.	RESERVED

ITEM 6.	EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit #	Description

3.1	Amended Articles of Incorporation of the registrant (filed on our Form 8-K on March 26, 2010 and incorporated by reference herein).

10.1	Second amendment to the amended and restated line of credit agreement with Silicon Valley Bank (filed on our Form 8-K on March 15, 2010 and incorporated by reference herein).

22.1	2010 Proxy voting results of security holders (filed on our Form 8-K on May 11, 2010 and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2010

/s/ Michael M. Halloran
Michael M. Halloran
Vice President and Chief Financial Officer