Form 10-Q
period 2010-06-30
OTIX GLOBAL, INC.
filed 2010-08-13
CIK 1105982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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
☐   Yes     ☒   No

As of August 9, 2010, there were 5,584,747 shares of the registrant’s $0.005 par value common stock outstanding.

OTIX GLOBAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OTIX GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$9,741	$12,154
Restricted cash	106	71
Accounts receivable, net of allowance for doubtful accounts of $867 and $851	8,725	10,625
Inventories	8,939	8,754
Prepaid expenses and other	3,565	4,315
Total current assets	31,076	35,919

Property and equipment, net of accumulated depreciation and amortization of $20,598 and $19,941	8,929	8,755
Definite-lived intangible assets, net	2,827	3,016
Indefinite-lived intangible assets	9,001	9,368
Goodwill	6,824	7,772
Other assets	1,807	2,295
Total assets	$60,464	$67,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,104	$4,923
Accounts payable	5,980	6,426
Accrued payroll and related expenses	3,897	4,515
Accrued restructuring	77	356
Accrued warranty	3,713	3,901
Deferred revenue	4,373	4,602
Other accrued liabilities	3,494	3,602
Total current liabilities	27,638	28,325

Long-term debt, net of current portion	788	452
Deferred revenue, net of current portion	3,835	5,264
Other liabilities	213	282
Total liabilities	32,474	34,323

Commitments and contingencies (Note 4) Shareholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; zero issued and outstanding	-	-
Common stock; $0.005 par value; 14,000 shares authorized; 5,780 and 5,762 shares issued and outstanding, respectively	29	29
Additional paid-in-capital	145,927	145,359
Accumulated deficit	(122,715)	(118,244)
Accumulated other comprehensive income	8,522	9,431
Treasury stock; 195 shares at cost	(3,773)	(3,773)
Total shareholders’ equity	27,990	32,802
Total liabilities and shareholders’ equity	$60,464	$67,125

See accompanying notes to condensed consolidated financial statements.

OTIX GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net sales	$21,626	$25,420	$42,403	$49,852
Cost of sales	8,233	9,956	15,694	20,225
Gross profit	13,393	15,464	26,709	29,627
Selling, general and administrative expense	14,686	15,298	29,429	29,619
Research and development expense	894	1,929	1,959	3,908
Goodwill and definite-lived intangibles impairment charges	-	-	-	14,658
Restructuring charge (credit)	-	525	(20)	525
Operating loss	(2,187)	(2,288)	(4,659)	(19,083)
Interest expense	(77)	(137)	(129)	(277)
Other income (expense), net	170	(22)	196	86
Loss before income taxes	(2,094)	(2,447)	(4,592)	(19,274)
Provision (benefit) for income taxes	44	180	(128)	276
Loss from continuing operations	(2,138)	(2,627)	(4,464)	(19,550)
Income (loss) from discontinued operations, net of income taxes	-	35	(7)	(10)
Net loss	$(2,138)	$(2,592)	$(4,471)	$(19,560)

Basic and diluted loss per common share:
Continuing operations	$(0.38)	$(0.47)	$(0.80)	$(3.54)
Discontinued operations	-	-	-	-
Net loss	$(0.38)	$(0.47)	$(0.80)	$(3.54)

Weighted average number of common shares outstanding:
Basic and diluted	5,580	5,533	5,575	5,525

See accompanying notes to condensed consolidated financial statements.

OTIX GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,471)	$(19,560)
Loss from discontinued operations, net of income taxes	7	10
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,675	2,046
Stock-based compensation	580	808
Foreign currency loss, net	647	160
Deferred income taxes	(107)	(10)
Amortization of interest on long-term debt	2	76
Goodwill and definite-lived intangible impairment charges	-	14,658
Loss on disposal of long-lived assets	20	-
Changes in assets and liabilities:
Accounts receivable	1,272	410
Inventories	(730)	(2,145)
Other assets	89	380
Withholding taxes remitted on share-based awards	(19)	(37)
Accrued restructuring	(279)	208
Accounts payable, accrued expenses and deferred revenue	(1,485)	(57)
Net cash used in operating activities from continuing operations	(2,799)	(3,053)
Net cash provided by (used in) discontinued operations	(40)	22
Net cash used in operating activities	(2,839)	(3,031)

Cash flows from investing activities:
Purchase of property and equipment	(1,655)	(1,706)
Payment for technology license	(204)	-
Customer loan repayments (advances), net	1,089	(358)
Net cash used in investing activities	(770)	(2,064)

Cash flows from financing activities:
Proceeds from exercise of stock options and tax collected on vesting of restricted stock awards	7	20
Reduction (increase) in restricted cash and cash equivalents	(39)	261
Borrowings on line of credit	3,000	2,750
Repayments on line of credit	(2,140)	-
Borrowings on long-term debt	1,765	-
Repayments on long-term debt	(930)	(2,492)
Net cash provided by financing activities	1,663	539

Effect of exchange rate changes on cash and cash equivalents from continuing operations	(466)	70
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	(1)	(10)
Effect of exchange rate changes on cash and cash equivalents	(467)	60
Net decrease in cash and cash equivalents	(2,413)	(4,496)
Cash and cash equivalents, beginning of the period	12,154	13,129
Cash and cash equivalents, end of the period	$9,741	$8,633

Supplemental cash flow information:
Cash paid for interest expense, net of amount capitalized	$173	$206
Cash paid for income taxes	880	889

See accompanying notes to condensed consolidated financial statements.

OTIX GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of results that may be expected for the full year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Otix Global, Inc. Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the U.S. Securities and Exchange Commission (“SEC”).

On September 1, 2008, the Company sold one European operation and closed a second European operation. As of June 30, 2010 and December 31, 2009, there were no material balances related to these operations remaining in the Condensed Consolidated Balance Sheets. These operations have been classified as discontinued operations in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009.

On March 12, 2010, Company management implemented the Board of Directors’ approval of a reverse stock split at a 1-for-5 ratio, which became effective March 29, 2010. The shareholders had approved the reverse stock split on May 7, 2009.  As a result of the reverse stock split, every 5 shares of the Company’s common stock that were issued as of March 29, 2010 were combined into one issued and outstanding share, with a change in the par value of such shares from $0.001 to $0.005 per share, subject to the elimination of fractional shares. The reverse stock split has been retroactively applied to all periods presented.

As further discussed in Note 2, in November 2008, the German government passed a law that became effective April 1, 2009. The key implication to the Company’s business model was that the new law will impose additional costs on the doctors and insurance companies that conduct business with the Company’s German subsidiary. The Company is currently renegotiating contracts in light of the new legislative requirements and is working to contract with other insurance companies as well. The lack of signed contracts, the imposition of new and costly requirements on the ENT doctors and insurance companies, as well as the uncertainty of regulatory requirements, make the long term prospects for the Company's German subsidiary uncertain. Final regulatory requirements are expected to be completed before the end of 2010, the impact of which is unknown at this time.

The Company’s ability to make payments on and to refinance its indebtedness, and to fund planned capital expenditures and ongoing operations, will depend on its ability to generate cash in the future. This depends, to a degree, on general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. The Company plans to continue to decrease its receivables and inventory, pursue additional debt financing, and together with available cash balances; it expects to be able to fund future debt service payments, ongoing operations, and capital expenditures through at least December 31, 2010.  The key to this plan will be its German and U.S. retail operating performance. The Company has recently amended the agreement on its line of credit and obtained additional financing to help fund operational requirements (See Note 3 for further details).

There can be no assurance, however, that the Company’s business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, or that future borrowings will be available in an amount sufficient to enable it to pay its indebtedness or to fund other liquidity needs. Furthermore, the Company cannot provide any assurances that ongoing uncertainty in global capital markets and general economic conditions will not have a material adverse impact on its future operations and cash flows. The Company may need to refinance all or a portion of its indebtedness on or before maturity and it cannot provide assurances that it will be able to refinance any of its indebtedness on commercially reasonable terms, or at all. Should the Company be unable to renegotiate its debt service payments, it may need to sell assets of the company, which will also be subject to market conditions existing at that time. The Company’s bank debt includes a customary material adverse change clause that allows the banks to call the loans, if invoked. None of the banks have invoked this clause. The Company notified Silicon Valley Bank ("SVB") in May 2010 that compliance with its debt covenants, as structured, would be difficult. Subsequently, in June 2010, the Company signed a letter of understanding with SVB in which SVB agreed to suspend covenant testing as of May 31, 2010 and June 30, 2010, respectively, and amend the financial covenants, pending completion of a formal loan agreement by early August 2010.  Accordingly, on August 9, 2010, the Company and SVB signed an agreement which suspended the debt covenants at May 31, 2010 and June 30, 2010, respectively, and provided new covenants for the remaining term of the agreement. The Company is in compliance with its amended debt covenants as of June 30, 2010. As of June 30, 2010, the Company’s outstanding borrowings of $3,976 on the line of credit represented the maximum allowable borrowing under the terms of the agreement. In July 2010, the Company paid $2,339 on its revolving credit facility with SVB due to reduced borrowing capacity under the amended agreement.

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

Revenue Recognition. Sales of hearing aids are recognized when: (i) products are shipped, except for retail hearing aid sales, which are recognized upon acceptance by the consumer, (ii) persuasive evidence of an arrangement exists, (iii) title and risk of loss has transferred, (iv) the price is fixed or determinable, (v) contractual obligations have been satisfied, and (vi) collectability is reasonably assured. Revenues related to sales of separately priced extended service contracts are deferred and recognized on a straight-line basis over the contractual periods. Deferred revenue also includes cash received prior to revenue recognition criteria being met (for example, customer acceptance). Net sales consist of product sales, less provisions for sales returns and rebates, which are made at the time of sale. The Company generally has a 60 day return policy for wholesale and 30 days for retail hearing aid sales, and allowances for sales returns are reflected as a reduction of sales and accounts receivable. If actual sales returns differ from the Company’s estimates, revisions to the allowance for sales returns will be required. Allowances for sales returns were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Balance, beginning of period	$1,170	$2,070	$1,196	$1,994
Provisions	1,141	2,028	2,416	4,335
Returns processed	(1,297)	(2,032)	(2,598)	(4,263)
Balance, end of period	$1,014	$2,066	$1,014	$2,066

For the three months ended June 30, 2010 and 2009, the Australian Government’s Office of Hearing Services, a division of the Department of Health and Aging, accounted for approximately 23% and 13% of the Company’s total net sales, respectively. For the six months ended June 30, 2010 and 2009, such sales accounted for approximately 22% and 13% of the Company’s total net sales, respectively. No other customer accounted for 10% or more of consolidated sales. No single customer comprised more than 10% of accounts receivable as of June 30, 2010 and 2009.

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

Accrued warranty costs were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Balance, beginning of period	$3,956	$3,572	$3,901	$3,727
Provisions	651	1,457	1,564	2,192
Costs incurred	(894)	(1,016)	(1,752)	(1,906)
Balance, end of period	$3,713	$4,013	$3,713	$4,013

Cash Equivalents. The Company considers all short-term investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2010 and December 31, 2009, cash equivalents consisted of money market funds totaling $1,462 and $4,860, respectively. As of June 30, 2010 and December 31, 2009, the Company had pledged $106 and $71 of cash and cash equivalents, respectively, as a security deposit for banking arrangements.

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

The Company’s money market funds totaling $1,462 as of June 30, 2010 are recorded at fair value using Level 1 observable inputs.

Derivative Instruments and Hedging Activities. The Company follows ASC 815, “Derivatives and Hedging,” for its derivative and hedging activities and related disclosures.

The Company may enter into readily marketable forward contracts with financial institutions to minimize the short-term impact of foreign currency fluctuations on certain intercompany balances. The Company has not designated its contracts as hedging instruments, nor does the Company enter into contracts for trading or speculation purposes. Gains and losses on the contracts are included in the results of operations and offset foreign exchange gains or losses recognized on the revaluation of certain intercompany balances. The Company’s foreign exchange forward contracts generally mature in three months or less from the contract date. The Company entered into two foreign currency forward contracts during the three months ended June 30, 2010 and the Company recorded a $410 gain in Other income (expense), net in the Condensed Consolidated Statements of Operations for the quarter ending June 30, 2010.  The contracts expired on June 29, 2010. The Company held forward contract hedges on €3,600 ($4,394) and Australian $1,700 ($1,456) at June 30, 2010. As of June 30, 2010, the Company recognized an unrealized loss of $38 in connection with its foreign currency forward contracts. The unrealized loss is recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations, and in Other accrued liabilities in the Condensed Consolidated Balance Sheets. The contracts will expire in the third quarter of 2010. Effective in the second quarter 2008, the Company entered into an interest rate swap agreement which effectively fixed the interest rate of the long term debt associated with the German acquisition at 9.59% (see Note 3 for further details).

Inventories. Inventories are stated at the lower of cost or market using the first-in, first-out method. The Company includes material, labor and manufacturing overhead in the cost of inventories. Provision is made (i) to reduce excess and obsolete inventories to their estimated net realizable values and (ii) for estimated product (inventory) returns in those countries that sell on a retail basis and recognize a sale only upon acceptance by the consumer. Once the value is adjusted, the original cost, less the inventory write-down represents the new cost basis. Amounts are written off and the associated reserve is reversed when the related inventory has been scrapped or sold. Inventories, net of reserves consisted of the following:
	June 30, 2010	December 31, 2009
Raw materials and components	$4,454	$3,410
Work in progress	73	55
Finished goods	4,412	5,289
Total	$8,939	$8,754

Comprehensive Loss. Comprehensive loss includes net loss plus the results of certain changes in shareholders’ equity that are not reflected in the results of operations. Comprehensive loss consisted solely of changes in foreign currency translation adjustments, which were not adjusted for income taxes as they related to specific indefinite investments in foreign subsidiaries and net loss.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss	$(2,138)	$(2,592)	$(4,471)	$(19,560)
Foreign currency translation gain (loss)	(1,352)	2,430	(909)	1,011
Comprehensive loss	$(3,490)	$(162)	$(5,380)	$(18,549)

Stock-Based Compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the employee requisite service period. For further information, refer to the footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC. Stock-based compensation consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Cost of sales	$52	$48	$107	$101
Selling, general and administrative	187	246	381	588
Research and development	36	46	92	119
Total	$275	$340	$580	$808

Stock option and restricted stock award grants were as follows:
	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
	Awards Issued	Fair Value	Awards Issued	Fair Value	Awards Issued	Fair Value	Awards Issued	Fair Value
Stock options	15	$38	-	-	27	$68	-	-
Restricted stock	-	-	54	$33	-	-	54	$33

The fair value of the options issued to members of the board of directors during the three months ended June 30, 2010 was estimated on the date of grant based on a risk free rate of return of 2.1%, an expected dividend yield of 0.0%, volatility of 62.6%, and an expected life of 5 years. The fair value of the options issued to employees during the three months ended March 31, 2010 was estimated on the date of grant based on a risk free rate of return of 2.6%, an expected dividend yield of 0.0%, volatility of 62.5%, and an expected life of 5 years.

During the three months ended June 30, 2009, the Company granted 54 restricted stock awards to members of the board of directors with an aggregate fair value of $33 and did not grant any stock option awards. The Company did not grant any restricted stock awards or stock option awards during the three months ended March 31, 2009.

As of June 30, 2010, there was $745 and $915 of unrecognized stock-based compensation expense relating to options and restricted stock awards, respectively, that will be recognized over a weighted-average period of 2.5 and 3.0 years, respectively.

Loss Per Common Share. Basic loss per common share is calculated based upon the weighted average shares of common stock outstanding during the period. Diluted loss per share is calculated based upon the weighted average number of shares of common stock outstanding, plus the dilutive effect of common stock equivalents calculated using the treasury stock method. Antidilutive common stock share equivalents of 697 and 699 for the three and six months ended June 30, 2010, respectively were excluded from the diluted loss per share calculation. Antidilutive common stock share equivalents of 644 and 654 for the three and six months ended June 30, 2009, respectively were excluded from the diluted loss per share calculation.

Income Taxes. In some jurisdictions net operating loss carry-forwards reduce or offset tax provisions. The Company’s income tax provision (benefit) for the three months ended June 30, 2010 and 2009 was $44 and $180, respectively and for the six months ended June 30, 2010 and 2009 was ($128) and $276, respectively. The current year income tax benefit was principally the result of pre-tax losses in certain foreign jurisdictions, partially offset by alternative minimum tax in the U.S., and state taxes. Income taxes on profits in the U.S. and a number of the Company’s foreign subsidiaries are currently negated by its net operating loss carry-forwards.

Recent Accounting Pronouncements. In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 both expands and clarifies the disclosure requirements related to fair value measurements. Entities are required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy and describe the reasons for the transfers. Additionally, entities are required to disclose information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The new guidance also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques.  The Company adopted the new disclosures effective January 1, 2010, except for the Level 3 roll-forward disclosures. The Level 3 roll-forward disclosures will be effective for the Company January 1, 2011.  The adoption of the ASU did not have a material impact on the Company’s disclosures as it did not have significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy in the first half of 2010.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (ASU Topic 605) – Multiple Deliverable Revenue Arrangements,” a consensus of the FASB Emerging Issues Task Force which is effective for the Company in the first quarter of fiscal year 2011, with early adoption permitted, modifies the fair value requirements of ASC subtopic 605-25, “Revenue Recognition-Multiple Element Arrangements,” by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence (“VSOE”) and verifiable objective evidence (“VOE”) (now referred to as “TPE” standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. In October 2009, the FASB also issued ASU 2009-14, “Software (ASC Topic 985) – Certain Revenue Arrangements That Include Software Elements,” a consensus of the FASB Emerging Issues Task Force. This guidance modifies the scope of ASC subtopic 965-605, “Software-Revenue Recognition,” to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements in fiscal years beginning on or after June 15, 2010. This update requires expanded qualitative and quantitative disclosures once adopted. The Company is currently evaluating the impact of adopting this pronouncement and does not expect the standard to have a material impact on its condensed consolidated financial statements.

2. INTANGIBLE ASSETS

In accordance with the ASC 360-10, “ Property, Plant and Equipment,” long-lived assets such as property, plant, and equipment, and purchased intangible assets subject to amortization, are amortized over their respective estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset group. The Company performs its annual impairment test in December or when a triggering event has occurred.  There were no triggering events during the first six months of 2010.

Goodwill represents the excess of the cost of businesses acquired over the fair value of the assets acquired and liabilities assumed. In accordance with the provisions of ASC 350, “Intangibles- Goodwill and Other,” the Company does not amortize goodwill, but tests it for impairment annually using a fair value approach at the “reporting unit” level. In accordance with ASC 350, a reporting unit is the operating segment, or a business one level below an operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by senior management. However, components are aggregated as a single reporting unit if they have similar economic characteristics.

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

Legislation passed by the Federal Council of Germany in November 2008 and which became effective on April 1, 2009, resulted in sweeping changes to the way doctors and healthcare providers interact and are reimbursed from insurance companies. These changes require the Company’s German subsidiary to renegotiate contracts with insurance companies and ENT doctors on a new basis. In the first three months of 2009, the Company believed its German subsidiary was making progress in negotiating new contracts. However, on April 1, 2009, the Company was notified by one large insurance company representing approximately 25% of its German revenue that they would not enter into a contract; therefore, the Company’s German subsidiary filed a lawsuit in the Social Court in Hamburg, Germany against this insurance company, requesting that the court compel the insurance company to enter into a contract with it. On April 28, 2009, the Court rejected these claims. The Company’s German subsidiary subsequently filed an appeal of this decision, which was rejected without review. Without renegotiated insurance contracts and the ability to pay customary fitting fees to the ENT doctors, the Company expected revenue to decline substantially and cash flow of the operation would not be sufficient to support its intangibles balances.

The Company determined that an interim impairment test was necessary at the end of the first quarter of 2009, in this reporting unit. In the step one calculation, the Company assumed a full year revenue of approximately 45% of 2008 levels (which resulted from a full first quarter 2009 and approximately 27% of revenue thereafter) and operating expenses of approximately 90% of 2008 levels as the Company continued to attempt to renegotiate additional contracts and service existing contracts. However, renegotiation was expected to be difficult given the political pressures posed by local acousticians, the Company’s largest competitors, and the adverse result in the social court case. Accordingly, the Company could not reasonably expect revenue in excess of those contracts which had already been renegotiated for one year terms. In addition, there continued to be high risk that some or all of the insurance companies who had renegotiated their contracts would not renew their contracts with the Company upon expiration in April 2010, given the political climate and the social court decision. Accordingly, the Company estimated that it would maintain 27% of revenue for one year and would be unable to successfully renegotiate with additional insurers. The Company used a discount rate of 14.5%. A sensitivity analysis was not performed given the significant disparity between the estimated fair value and carrying value. Reasonable changes to the assumptions used, based on then-existing facts and circumstances, would not have changed the outcome. After completing step one of the prescribed test, the Company determined that the estimated fair value of the reporting unit was less than its book value on March 31, 2009. The Company performed the step two test and concluded that the reporting unit’s goodwill and trade name were impaired. As a result, an impairment loss of $14,205 for goodwill and $453 for definite lived intangibles was recorded in the first quarter of 2009 in the Company’s Europe segment.

Goodwill and indefinite-lived intangible assets (arrangement with the Australian government to supply hearing aids) in 2010 and 2009 were as follows:

	North		Rest-of-
Balance as of December 31, 2009	America	Europe	World	Total
Goodwill and indefinite-lived intangible assets	$16,033	$22,385	$9,368	$47,786
Accumulated impairment charges	(14,632)	(16,014)	-	(30,646)
	1,401	6,371	9,368	17,140
Indefinite-lived intangible assets acquired during the year	-	-	18	18
Effect of exchange rate changes	-	(948)	(385)	(1,333)
Balance as of June 30, 2010
Goodwill and indefinite-lived intangible assets	16,033	21,437	9,001	46,471
Accumulated impairment charges	(14,632)	(16,014)	-	(30,646)
	$1,401	$5,423	$9,001	$15,825

Definite-lived intangible assets consisted of the following:
		June 30, 2010		December 31, 2009
	Useful	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Lives	Value	Amortization	Value	Amortization
Purchased technology and licenses	3-13 years	$2,181	$1,434	$1,976	$1,357
Brand and trade names	1-3 years	129	129	129	129
Customer databases	2-10 years	7,406	6,059	7,433	5,940
Non-compete agreements	1-5 years	2,109	1,376	2,189	1,285
Total		$11,825	$8,998	$11,727	$8,711

3. LONG-TERM DEBT

As of June 30, 2010, the current portion of long-term debt was $6,104 and the long-term portion was $788. Future principal payments on long-term debt consisted of the following as of June 30, 2010:

	Effective		Future Payments
	Interest		Rest of
	Rate	Total	2010	2011	2012	2013	Thereafter
German loan	9.59%	$915	$610	$305	$-	$-	$-
Australian loans	6.50- 8.97%	1,696	90	1,051	214	235	106
Line of credit	5.11%	3,976	3,976	-	-	-	-
Leases and acquisition loans	0.00-12.25%	305	117	108	80	-	-
Total carrying amount		$6,892	$4,793	$1,464	$294	$235	$106

The German bank loan bears interest at the EURIBOR rate plus 4.00%. As of June 30, 2010, the balance of the loan was €750 ($915). The loan payments are €250 ($305 as of June 30, 2010) per quarter. In September 2008, the Company entered into an interest rate swap agreement with an initial notional amount of €2,500 to be reduced €250 per quarter through January 2011. Under this agreement the Company receives a floating rate based on the EURIBOR interest rate, and pays a fixed rate of 9.59% on the notional amount effectively fixing the interest rate on the Company’s German loan. Therefore, the effective interest rate on this loan was 9.59% for the six months ended June 30, 2010 and 2009.

Acquisition loans relate to the purchase of retail audiology practices acquired under the Company’s retail distribution initiative. Generally, these notes are secured by the acquired assets, subordinated to the revolving credit facility, and are due in annual installments from the acquisition date.

On March 10, 2010, the Company finalized the Second Amendment to the Amended and Restated Loan and Security Agreement with SVB, to renew and extend the revolving credit facility to April 11, 2011. The credit facility is secured by substantially all tangible U.S. assets. There is an annual fee of 0.38% on the average unused portion of the credit facility. The amendment modified the previous agreement to provide additional borrowing capacity of unrestricted cash held at SVB up to $2,000, no longer reduced borrowing capacity related to foreign currency hedging instruments, and modified the EBITDA requirement.

On August 9, 2010, the Company finalized the Second Amended and Restated Loan and Security Agreement with SVB, under which borrowings of up to $4,000 are available. Borrowings under the credit facility are subject to interest at the domestic prime rate. If the adjusted quick ratio is greater than or equal to 1.00, then the interest rate is the prime rate plus 1.00 percentage points; if the adjusted quick ratio is less than 1.00, the interest rate is the prime rate plus 1.50 percentage points.  SVB suspended financial covenant testing as of May 31, 2010 and June 30, 2010 and further amended the financial covenants to remove the EBITDA requirement, include a minimum liquidity ratio of 1.50 to 1.00 and include a minimum tangible net worth requirement of $5,500.

The Company entered into two additional loans in Australia during the second quarter of 2010. The Company entered into a Bill Facility with National Australia Bank Health (“NAB”), providing for a non-amortizing and non-revolving credit facility, under which the Company borrowed Australian $1,000 ($883). There is a bi-annual fee of 0.50% on the borrowed portion of the credit facility. Borrowings under the credit facility are subject to interest at a floating rate of approximately 5.82%, at June 30, 2010, plus an activation fee of 2.00%. The floating rate is calculated based on the Australian Bank Bill Swap Rate plus 0.70%. The credit facility is secured by substantially all tangible Australia assets. Covenants under this agreement require the Company to maintain a minimum capital adequacy of 35% as measured on a daily basis and reported in relation to the six month period starting on June 30, 2010. Additionally, the Company is required to maintain a minimum interest cover ratio of 2.00% measured every three month period starting on June 30, 2010. The Company is in compliance with the aforementioned covenants as of June 30, 2010. The effective interest rate on this loan for the second quarter of 2010 was 6.50%. The credit facility is due on April 30, 2011 and the full amount outstanding as of June 30, 2010 is recorded as a current liability on the Company’s Consolidated Balance Sheet. Additionally, during the second quarter 2010, the Company entered into a four year equipment loan with Medfin Australia Pty Ltd (“Medfin”) in which the Company borrowed Australian $1,000 ($882) by collateralizing the loan with specific Australia tangible assets. The Company remits monthly payments to Medfin and the effective interest rate for the second quarter of 2010 was 8.97%.

At June 30, 2010, the Company’s net borrowings on the SVB line of credit were $3,976 and net borrowings on this line of credit at December 31, 2009 were $3,116.  As of June 30, 2010, the interest rate on the Company’s line of credit was 5.11% and the Company’s outstanding borrowings represented the maximum allowable borrowing under the terms of the agreement. The fair value of the Company’s debt obligations approximates the carrying value as of June 30, 2010. The Company notified SVB in May 2010 that compliance with its debt covenants, as structured, would be difficult.  Subsequently, in June 2010, the Company signed a letter of understanding with SVB in which SVB agreed to suspend covenant testing as of May 31, 2010 and June 30, 2010, respectively, and amend the financial covenants, pending completion of a formal loan agreement by early August 2010.  Accordingly, on August 9, 2010, the Company and SVB signed an agreement which suspended the debt covenants at May 31, 2010 and June 30, 2010, respectively, and provided new covenants for the remaining term of the agreement. The Company is in compliance with its amended debt covenants as of June 30, 2010. The Company’s bank debt includes a customary material adverse change clause that allows the banks to call the loans, if invoked. The banks have not invoked this clause. In accordance with ASC 470-10, “Debt,” the Company has classified the outstanding balance on the revolving credit facility as a short term liability as of June 30, 2010 and December 31, 2009, respectively, due to the inability of the Company to determine the likelihood that any future events or circumstances affecting the Company may reduce the borrowing base availability or constitute a material adverse event under the terms of the revolving credit facility agreement causing SVB to exercise its right to accelerate payment of amounts due under the revolving credit facility agreement.  In July 2010, the Company paid $2,339 on its revolving credit facility with SVB due to reduced borrowing capacity under the amended agreement.

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

As part of the Sanomed purchase agreement, the former owners were entitled to contingent consideration based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to contingent consideration irrespective of the achievement of the revenue milestones. In addition to the above noted lawsuit, two of the former owners filed suits against the Company, one of which was settled in 2007, and the other former owner’s contingent consideration claim against the Company for approximately €1,100 ($1,343) plus interest, was dismissed in July 2008, with the German court rendering its decision in favor of the Company. The former owner has appealed. The Company continues to strongly deny the allegations contained in the former owner’s appeal and intends to defend itself vigorously; however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect on the Company. The Company establishes reserves when a particular contingency is probable and estimable.

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

5. RESTRUCTURING

During 2009, the Company took actions to improve profitability by: 1) reducing the total number of employees in North America; 2) closing three U.S. retail locations resulting in a restructuring charge of $98 and goodwill and definite-lived intangible write-off of $135; and 3) reducing headcount and selling two retail shops in Europe. The total restructuring charge from these actions was $769, which included $158 in sale proceeds from the two European shops. During the six months ended June 30, 2010, the Company reversed accruals of $20 primarily relating to favorable lease settlements and made payments as listed in the following table in relation to its 2008 and 2009 restructuring charges:

	Employee	Excess	Impairment
	Related	Facilities	and Other	Total
Balance, December 31, 2009	$289	$22	$45	$356
Restructuring Charge	-	(20)	-	(20)
Payments and foreign exchange	(193)	(2)	(6)	(201)
Balance, March 31, 2010	96	-	39	135
Payments and foreign exchange	(55)	-	(3)	(58)
Balance, June 30, 2010	$41	$-	$36	$77

6. DISCONTINUED OPERATIONS

In 2008, a decision was made to divest certain European operations. The Company sold one European operating unit and closed a second operation. These operations have been classified as discontinued operations in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009.

The following amounts relate to discontinued operations and have been segregated from continuing operations:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$-	$17	$-	$(57)
Income (loss) from discontinued operations, net of zero taxes	$-	$35	$(7)	$(10)

7. SEGMENT INFORMATION

As of June 30, 2010, the Company has three operating segments for which separate financial information is available and evaluated regularly by management in deciding how to allocate resources and assess performance. The Company evaluates performance principally based on net sales and operating profit.

The Company’s three operating segments include North America, Europe and Rest-of-World. Inter-segment sales are eliminated in consolidation. Manufacturing profit and distributors’ sales are recorded in the geographic location where the sale occurred. This information is used by the chief operating decision maker to assess the segments’ performance and in allocating the Company’s resources. The Company does not allocate corporate or research and development expenses to its operating segments.

	North America	Europe	Rest-of-World	Unallocated	Total
Three months ended June 30, 2010
Net sales to external customers	$6,784	$6,256	$8,586	$-	$21,626
Operating profit (loss)	(2,152)	1,153	1,155	(2,343)	(2,187)
Income (loss) from continuing operations	(2,008)	1,086	1,127	(2,343)	(2,138)
Three months ended June 30, 2009
Net sales to external customers	9,696	9,193	6,531	-	25,420
Operating profit (loss)	(868)	1,792	808	(4,020)	(2,288)
Income (loss) from continuing operations	(995)	1,697	691	(4,020)	(2,627)
Six months ended June 30, 2010
Net sales to external customers	13,735	12,372	16,296	-	42,403
Operating profit (loss)	(4,084)	2,332	1,946	(4,853)	(4,659)
Income (loss) from continuing operations	(3,923)	2,272	2,040	(4,853)	(4,464)
Six months ended June 30, 2009
Net sales to external customers	17,912	20,270	11,670	-	49,852
Operating profit (loss)	(2,181)	(10,028)	1,046	(7,920)	(19,083)
Income (loss) from continuing operations	(2,360)	(10,201)	931	(7,920)	(19,550)
As of June 30, 2010
Identifiable segment assets	28,320	11,778	20,366	-	60,464
Goodwill and indefinite-lived intangible assets	1,401	5,423	9,001	-	15,825
Long-lived assets	5,794	313	2,822	-	8,929
As of December 31, 2009
Identifiable segment assets	30,237	16,431	20,457	-	67,125
Goodwill and indefinite-lived intangible assets	1,401	6,371	9,368	-	17,140
Long-lived assets	5,477	430	2,848	-	8,755

The following table represents revenues and long-lived assets that are considered material reporting units within the Company’s segments:

	Revenues				Long-lived assets
	For the three months ended June 30,		For the six months ended June 30,
North America	2010	2009	2010	2009	June 30, 2010	December 31, 2009
U.S. wholesale	50%	60%	51%	58%	94%	92%
U.S. retail	40%	29%	39%	32%	5%	7%
Europe
Germany	67%	72%	67%	75%	92%	93%
Rest-of-World
Australia	100%	100%	100%	100%	100%	100%

Long-lived assets consist of property and equipment. The majority of the Company’s assets as of June 30, 2010 and December 31, 2009 were attributable to its U.S. operations.

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

Germany Legislation. Recent legislation requires that the fitting fee payments to the doctors come from the insurance companies rather than us.  The direct payment to doctors for fitting services under our business model was one of the keys to success for our sales model in Germany.  The law changed the market by giving more power to the insurers by allowing discretion as to which business models they contract with to supply hearing aids and related services.  Insurers are the sole gatekeepers for access to the reimbursement schemes for the end consumer.  These changes required our German subsidiary to: a) assist the insurance companies in addressing the new requirements for invoicing, receiving and paying doctor’s honorarium; b) renegotiate contracts with insurance companies; and c) negotiate contracts between and with the insurance company and the ENT doctors.  In early 2009, we were working with insurance companies to incorporate the legislative changes in existing contracts. One insurance company representing approximately 25% of our 2008 German revenue refused to enter into a contract; therefore, we filed a lawsuit in the Social Court in Hamburg, Germany. On April 28, 2009, the Court rejected our claim to force the company to sign a contract with us.  We subsequently filed an appeal of this decision, which was rejected without review.  In addition, a number of other insurance companies were unsure if they should sign a contract because there were rumors that the newly enacted law could potentially change again, requiring the need to renegotiate within a short period of time.  Without renegotiated insurance contracts and the ability to pay customary fitting fees to the ENT doctors, we experienced a substantial decline in our Germany revenues, and cash flows from operations. As such, our revenues and cash flows were not sufficient to support our intangibles balances. As a result, we recognized a $14,658 non-cash write-off of our goodwill and trade name associated with our German operation in the first quarter of 2009.

In June 2009, the German government passed additional amendments to the law that became effective July 23, 2009. The key implication of these amendments to our business model was that the new law will impose additional costs on the doctors and insurance companies that conduct business with our German operation and disrupt the normal flow of fitting hearing aids on the first visit to the doctor’s office.

We are currently renegotiating contracts in light of the new legislative requirements and are working to contract with other insurance companies as well. The lack of signed insurance contracts and the imposition of new and costly requirements on the ENT doctors and the insurance companies as well as the uncertainty of regulatory requirements will continue to impact our German business. Final regulatory requirements are expected to be completed before the end of 2010.  Currently, continued negotiations are delaying a quick resolution. Until the legislation is finalized, we cannot completely determine any necessary changes to our operations, if any. Therefore, the profitability of our German operation is uncertain for the near future.

Germany represented 67% and 72% of Europe segment revenues and 71% and 75% (excluding first quarter 2009 impairment charges) of Europe segment operating profit for the three months ended June 30, 2010 and 2009, respectively, and 67% and 75% of Europe segment revenues and 72% and 84% of Europe segment operating profit for the six months ended June 30, 2010 and 2009, respectively.

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

The hearing loss population in the United States has grown to approximately 34 million. Over the last generation, the hearing loss population grew at the rate of 1.6 times the U.S. population growth, primarily due to the aging of America. Hearing aid adoption continues to increase slowly (now 1 in 4 people with hearing loss) as do binaural fittings (8 out of 10). While 4 in 10 people with moderate-to-severe hearing loss use amplification for their hearing loss, fewer than 1 in 10 people with mild hearing loss use amplification. Hearing impaired people in this segment, which comprise the majority of the hearing impaired population, often do not purchase hearing aids for a variety of reasons, including their belief that their hearing loss is not significant enough to warrant hearing aids, their concern regarding the stigma associated with wearing hearing aids and their perception that existing hearing aids are uncomfortable, do not perform well, cannot solve specific hearing problems and are too expensive.

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

•
Our operations and performance depend on general economic conditions. The global economy is experiencing uncertainty which is causing slower economic activity. Such fluctuations in the global economy could cause, among other results, deterioration and continued decline in consumer spending and increases in the cost of labor and materials.

•
The available wholesale market continues to shrink as our competitors implement forward integration strategies and buying groups limit the number of manufacturers with whom they do business. Therefore, we plan to continue to develop additional distribution capacities.

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

In May 2010, we launched Endura, a super-power behind-the-ear (“BTE”). This is our first power product to meet this market segment which is estimated to be about 5% of the total hearing aid market. Endura is designed specifically to have a broad range and can fit mild-to-profound hearing losses. Endura features our patented sound processing, clinically proven noise reduction, and advanced directional strategies. With its emphasis on low- and mid-frequency amplification, Endura provides more output across these frequencies than any other power or super-power BTE. Endura also incorporates great ease-of-use features, such as large user controls, connectivity to external Bluetooth devices, and integrated direct audio input.

We launched Touch, our first receiver-in-canal (“RIC”) product family, in March 2009. RIC has become a very popular product type, representing approximately 35% of hearing aids sold in the United States. In addition to its sophisticated design, very small size and ease of use features, we believe Touch is the smallest and has the best moisture resistance of any RIC product on the market. Our Touch products incorporate many of the sound processing technologies present in our Velocity series of hearing solutions. Touch provides natural sound quality, superior noise-reduction, and excellent directionality, driven by our unique DIRECTIONALfocus® technology. Touch is offered at three price points and available in a choice of five base colors and 15 accent color clips. The three Touch products are readily identified by the number of processing channels. Touch 6 has six channels and two programs, Touch 12 has 12 channels and three programs, and Touch 24 has 24 channels, four programs and voice alerts.

In 2008, we launched four new products specifically designed to provide competitive features and additional price options for our customers. Velocity 24, our premium product, combines a superior set of algorithms to provide the consumer with hands-free operation in a variety of listening environments. Our advanced-level product, Velocity 12, offers many sophisticated features, such as automatic and adaptive directionality, data logging, and auto telephone. With Velocity 6, we have a highly competitive mid-level product line. Velocity 4, our entry-level offering, makes our patented and proven noise-reduction available at a price-point that is particularly attractive to cost-sensitive consumers. All Velocity products are available in a full line of custom models and feature a robust standard BTE that can accommodate a severe hearing loss. Velocity 24, Velocity 12, and Velocity 6 also offer a miniBTE model that provides both open-fit and standard fittings, a powerful fitting range and extendable functionality such as Bluetooth and direct audio import support.

Also in 2008, we added a microBTE, ion 400. This style of BTE is very small (about 20 mm long, 7 mm wide and 9 mm high) and is nearly invisible behind the ear. Our Velocity and ion products are among the smallest custom and behind-the-ear products available today. Because our microBTEs are designed to be used with either a thin tube and open dome or a more conventional tubing and earmold configuration, they offer increased fitting flexibility. When paired with the thin tube and open dome, these products practically eliminate the dissatisfying affect of occlusion.

The market is using RIC and open-fit products to target the first-time hearing aid wearer. The market for RIC and open-fit products has grown rapidly, as illustrated by the Hearing Industries Association data. The BTE category, into which open-fit and RIC products fall, continues to grow as a percentage of the hearing aid market, representing in excess of 55% of the units sold in the United States in 2008, up from 51% in 2007 and 44% in 2006.

We now have nine active product families – Endura, Touch, Velocity, ion, Balance, Applause, Natura Pro, Natura 2SE and Quartet.

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

In parts of the world where we do not have direct operations, we sell principally to distributors with payment terms ranging from cash-in-advance to 120 days. Certain distributors are offered volume discounts that are earned upon meeting unit volume targets. Distributor agreements do not grant price protection or price concession rights.

Financial Results

Our loss from continuing operations of $4,464 for the six months ended June 30, 2010, compared with a loss from continuing operations of $19,550 for the six months ended June 30, 2009, was primarily impacted by the following items:

•
Non-cash goodwill and definite-lived intangibles impairment charge in the first quarter of 2009 of $14,658 as a result of an adverse legal decision and regulatory changes in Germany. Excluding this charge, the year-to-date 2010 loss from continuing operations is comparable to the same period for 2009.

•
The legislative changes in Germany reduced our German sales and profitability. Sales in our European business for the six months ended June 30, 2010 were $12,372 compared with $20,270 in the same period in 2009, a reduction of 39%. The loss of sales in Germany was partially offset by an increase in sales to other European countries. Excluding the 2009 impairment charge of $14,658, operating profit in our Europe segment was reduced by $2,298 from $4,630 for the six months ended June 30, 2009 to $2,332 for the six months ended June 30, 2010.  We have been unable to reduce our operating expenses in Germany to the same percentage as the sales decline because the business requires a base level of infrastructure to sustain ongoing operations.

•	A decline in year-to-date North America sales of 31% and 7% in wholesale and retail, respectively. Operating expenses decreased 32% for wholesale and increased 5% for retail.

•	A reduction in corporate and research and development expenses of $3,067 or 39% for the six months ended June 30, 2010 compared to the same period in 2009.

•
Rest-of-World sales, excluding foreign currency, increased 12% while operating expenses increased a similar amount.  We continue to invest in the Rest-of-World by hiring more audiologists and establishing a franchise business.

Our future sales and financial results for the next 12 months are expected to be driven by the following items:

•	Continued penetration of the Touch product family, especially in Germany where we launched the product early in the fourth quarter 2009.

•
Launched Endura, our super-power BTE product, in May 2010 for those individuals with profound hearing loss.  This product covers about 5% of the overall hearing aid market in which we previously did not compete.

•	Focusing on improving the results of retail audiology practices we acquired between 2006 and 2008.

•
Continued focus on cost savings. We significantly reduced costs in our wholesale business, corporate, and research and development. However, we increased costs in our retail operations as well as a direct-to-consumer marketing initiative that began in the third quarter of 2009.  We have spent $523 over the past two quarters on this initiative.  In the third quarter of 2010, we will spend significantly less on this initiative.

•
Sales growth with the U.S. Veteran’s Administration (“the VA”). The contract began in November of 2009. According to data from the Hearing Industry Association, the VA represents approximately 18% of the market for hearing aids and experienced unit growth of more than 20% annually this past year. We were successful in receiving an award in each of the categories in which we bid, allowing us to sell our custom, behind-the-ear and receiver-in-canal products through the VA. The contract award from the VA is a one-year contract with four, one-year extensions, at the VA’s option. According to contract documents, the VA anticipates purchasing a total of approximately 430,000 hearing aids across the nine contract awardees in the first year, with steady growth in volume over the following four years. We spent $355 in the second quarter of 2010 to train VA providers.

Offsetting these developments will be the possible continued decline of sales to insurance companies in our German operation as a result of future potential regulatory changes, and the possible continued decline in our U.S. wholesale and retail volumes.

The following table sets forth selected statement of operations information for the periods indicated, expressed as a percentage of net sales.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	38.1%	39.2%	37.0%	40.6%
Gross profit	61.9%	60.8%	63.0%	59.4%
Selling, general and administrative expense	67.9%	60.2%	69.4%	59.4%
Research and development expense	4.1%	7.6%	4.6%	7.8%
Goodwill and definite-lived intangibles impairment charges	-	-	-	29.4%
Restructuring charge	-	2.1%	-	1.1%
Operating loss	(10.1%)	(9.0%)	(11.0%)	(38.3%)
Interest expense	(0.4%)	(0.5%)	(0.3%)	(0.6%)
Other income (expense), net	0.8%	(0.1%)	0.5%	0.2%
Loss before income taxes	(9.7%)	(9.6%)	(10.8%)	(38.7%)
Provision (benefit) for income taxes	0.2%	0.7%	(0.3%)	0.6%
Loss from continuing operations	(9.9%)	(10.3%)	(10.5%)	(39.2%)
Income from discontinued operations, net of income taxes	-	0.1%	-	-
Net loss	(9.9%)	(10.2%)	(10.5%)	(39.2%)

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of the related sale. Net sales by reportable operating segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
North America	$6,784	$9,696	(30.0%)	$13,735	$17,912	(23.3%)
Europe	6,256	9,193	(31.9%)	12,372	20,270	(39.0%)
Rest-of-World	8,586	6,531	31.5%	16,296	11,670	39.6%

Total net sales	$21,626	$25,420	(14.9%)	$42,403	$49,852	(14.9%)

The following table reflects the significant components of sales activity for the three months ended June 30, 2009 to the three months ended June 30, 2010.

	North America		Europe		Rest-of-World		Total
	$	%	$	%	$	%	$	%
Sales for the three months ended June 30, 2009	$9,696		$9,193		$6,531		$25,420
Organic growth (reduction)	(2,998)	(30.9%)	(2,641)	(28.7%)	899	13.8%	(4,740)	(18.6%)
Foreign currency	86	0.9%	(296)	(3.2%)	1,156	17.7%	946	3.7%
Sales for the three months ended June 30, 2010	$6,784	(30.0%)	$6,256	(31.9%)	$8,586	31.5%	$21,626	(14.9%)

The following table reflects the significant components of sales activity for the six months ended June 30, 2009 to the six months ended June 30, 2010.

	North America		Europe		Rest-of-World		Total
	$	%	$	%	$	%	$	%
Sales for the six months ended June 30, 2009	$17,912		$20,270		$11,670		$49,852
Organic growth (reduction)	(4,363)	(24.4%)	(7,904)	(39.0%)	1,410	12.1%	(10,857)	(21.8%)
Foreign currency	186	1.1%	6	-	3,216	27.5%	3,408	6.9%
Sales for the six months ended June 30, 2010	$13,735	(23.3%)	$12,372	(39.0%)	$16,296	39.6%	$42,403	(14.9%)

Net sales from continuing operations for the three months ended June 30, 2010 of $21,626 decreased 14.9% from net sales from continuing operations of $25,420 for the three months ended June 30, 2009. Net sales from continuing operations for the six months ended June 30, 2010 of $42,403 decreased 14.9% from net sales from continuing operations of $49,852 for the six months ended June 30, 2009.  The decrease in the second quarter and for the year-to-date is due to the legislative changes in Germany and their impact on our ability to conduct business, and declines in North America unit sales and lower wholesale average selling prices. The impact on our German business related to legislative changes started in the second quarter of 2009, and had a more dramatic impact each successive quarter thereafter. Sequential sales for the first two quarters of 2010 have improved modestly in our German operation. Partially offsetting these reductions is a 31.5% and 39.6% increase in Rest-of-World sales in the second quarter and year-to-date 2010, respectively.

North America hearing aid sales of $6,784 for the three months ended June 30, 2010 were down 30.0% from the prior year three months ended June 30, 2009 sales level of $9,696. North America hearing aid sales of $13,735 for the six months ended June 30, 2010 were down 23.3% from the prior year six months ended June 30, 2009 sales level of $17,912. The decrease in sales in the second quarter and year-to-date is due primarily to declining average selling price in our wholesale business as a result of two factors: VA sales which have a lower selling price and lower wholesale prices due to competitive pressures we are seeing in the marketplace.  We also saw reductions in year-over-year unit volume of 42.8% and 30.9%, for the three and six months ended June 30, 2010. We are finding increased price competition in the wholesale market as more manufactures compete over less business in the North American independent audiologist market due to manufacturers’ retail acquisitions.

Europe sales of $6,256 for the three months ended June 30, 2010 decreased 31.9% from net sales of $9,193 for the three months ended June 30, 2009.  Europe sales of $12,372 for the six months ended June 30, 2010 decreased 39.0% from net sales of $20,270 for the six months ended June 30, 2009. Europe sales were primarily impacted by the legislative changes in Germany which were effective April 1, 2009 and impacted sales in two ways.  First, the impact of not having contracts with the insurers resulted in net units sold in our German operation declining 58.6% in the first half of 2010 compared to the same period in 2009.  Second, we previously billed the insurance company the full price of a hearing aid, which included the doctor’s fee as part of the reimbursement. The full reimbursement was recorded as revenue and the payment to the ENT doctors as a cost of sale. We are now only billing for the hearing aid, with the doctors billing separately for their fitting services and no longer recording the doctor’s fees as revenue and cost of sales.

Rest-of-World sales of $8,586 for the three months ended June 30, 2010 increased 31.5% from the three months ended June 30, 2009 sales of $6,531. Year-to-date sales were $16,296 for the six months ended June 30, 2010 increased 39.6% from the six months ended June 30, 2009 sales of $11,670. Second quarter and year-to-date organic growth of 13.8% and 12.1%, respectively, was due to having more fitters employed and additional marketing expenditures, which translated into more sales. The Australian dollar strengthened against the U.S. dollar for both the second quarter and year-to-date which improved sales by 17.7% and 27.5%, respectively.

We generally have a 60 day return policy for wholesale hearing aid sales and 30 days for retail sales. Provisions for sales returns for continuing operations were $1,141, or 5.0% and $2,028, or 7.4% of gross hearing aid sales from continuing operations, for the three months ended June 30, 2010 and 2009, respectively. The year-to-date provision for sales returns for continuing operations is $2,416, or 5.4% of gross hearing aid sales, and $4,335, or 8.0% of gross hearing aid sales from continuing operations, for the six months ended June 30, 2010 and 2009, respectively. The percentage decrease for both the second quarter and year-to-date ended June 30, 2010 was driven by lower sales in wholesale, where return rates tend to be higher than in our retail operations, and lower return rates in our wholesale operation. Retail sales are recognized after fitting and “acceptance,” which results in lower return rates, whereas in wholesale, revenue is recognized on shipment and a reserve is established for expected returns. We believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations.

Gross Profit. Cost of sales primarily consists of manufacturing costs, royalty expenses, quality costs and costs associated with product remakes and repairs (warranty). Gross profit and gross margin by reportable operating segment were as follows:

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
Continuing operations
North America	$3,227	47.6%	$5,540	57.1%	$6,574	47.9%	$9,839	54.9%
Europe	3,976	63.6%	5,140	55.9%	8,091	65.4%	11,667	57.6%
Rest-of-World	6,190	72.1%	4,784	73.3%	12,044	73.9%	8,121	69.6%
Total gross profit	$13,393	61.9%	$15,464	60.8%	$26,709	63.0%	$29,627	59.4%

Gross profit from continuing operations of $13,393 for the three months ended June 30, 2010 decreased 13.4% from the quarter ended June 30, 2009 gross profit of $15,464, but gross margin increased to 61.9% from 60.8% in the same period of 2009. Gross profit from continuing operations of $26,709 for the six months ended June 30, 2010 decreased 9.8% from the quarter ended June 30, 2009 gross profit of $29,627, but gross margin increased to 63.0% from 59.4% in the same period of 2009. The decrease in gross profit for the first and second quarters is due to lower sales partially offset by a higher gross margin. The gross margin increased due to a higher mix of retail sales, a weaker U.S. dollar and a change in reimbursement in our German business.  Partially offsetting this are higher warranty and material costs related to our receiver-in-canal product family lower average selling prices in North America, and sales to the VA which carry a lower gross margin when compared to the balance of our business.

North America gross margin decreased to 47.6% and 47.9% for the three and six months ended June 30, 2010, respectively, from 57.1% and 54.9% for the three and six months ended June 30, 2009, respectively. The decrease in gross margin is primarily a result of lower average selling prices, partially offset by an increase in the percentage of retail sales which carry a higher gross margin.

Europe gross margin increased to 63.6% and 65.4% for the three and six months ended June 30, 2010, respectively, from 55.9 % and 57.6% for the three and six months ended June 30, 2009, respectively. The higher gross margin is due to higher average selling prices and a change in reimbursement for Germany. Previously we recorded equal and offsetting reimbursement for doctor fees as net sales and cost of sales.  As a result of the recent German legislation, the doctors must bill and collect for their services.  Thus, the fees are no longer recorded as a sale and cost of sale.

Rest-of-World gross margin decreased to 72.1% for the three months ended June 30, 2010 from 73.3% for the three months ended June 30, 2009 and increased to 73.9% for the six months ended June 30, 2010 from 69.6% for the six months ended June 30, 2009. The gross margin impact for the quarter and year-to-date were primarily due to the exchange rate between the U.S. and Australian dollar with the second quarter 2009 margin strength driven by the launch of Touch.

Provisions for warranty for continuing operations decreased to $651 and $1,564 for the three and six months ended June 30, 2010 from $1,457 and $2,192 for the three and six months ended June 30, 2009, respectively, primarily due to lower sales volumes and favorable repair rates, partially offset by sales of RIC products. The receiver assembly associated with the RIC products may need to be replaced frequently and thus the warranty per unit is higher than other products we sell. We adjust the warranty estimates as we obtain more experience with this product line.

Selling, General and Administrative. Selling, general and administrative expense primarily consists of wages and benefits for sales and marketing personnel, sales commissions, promotions and advertising, marketing support, distribution and administrative, stock-based compensation, and depreciation and amortization expenses.

Selling, general and administrative expense in dollars and as a percent of sales by reportable operating segment was as follows:

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
Continuing operations
North America	$5,379	79.3%	$6,407	66.1%	$10,699	77.9%	$12,020	67.1%
Europe	2,823	45.1%	3,349	36.4%	5,738	46.4%	7,037	34.7%
Rest-of-World	5,035	58.6%	3,976	60.9%	10,098	62.0%	7,075	60.6%
Corporate	1,449	-	1,566	-	2,894	-	3,487	-

Total selling, general and administrative	$14,686	67.9%	$15,298	60.2%	$29,429	69.4%	$29,619	59.4%

The following table reflects the components of selling, general and administrative expense for the three months ended June 30, 2009 to the three months ended June 30, 2010.

	North America		Europe		Rest-of-World		Corporate		Total
	$	%	$	%	$	%	$	%	$	%
Selling, general and administrative expense for the three months ended June 30, 2009	$6,407		$3,349		$3,976		$1,566		$15,298
Organic growth (reduction)	(1,061)	(16.6%)	(347)	(10.4%)	373	9.4%	(117)	(7.5%)	(1,152)	(7.5%)
Foreign currency	33	0.6%	(179)	(5.3%)	686	17.2%	-	-	540	3.5%
Selling, general and administrative expense for the three months ended June 30, 2010	$5,379	(16.0%)	$2,823	(15.7%)	$5,035	26.6%	$1,449	(7.5%)	$14,686	(4.0%)

The following table reflects the components of selling, general and administrative expense for the six months ended June 30, 2009 to the six months ended June 30, 2010.

	North America		Europe		Rest-of-World		Corporate		Total
	$	%	$	%	$	%	$	%	$	%
Selling, general and administrative expense for the six months ended June 30, 2009	$12,020		$7,037		$7,075		$3,487		$29,619
Organic growth (reduction)	(1,391)	(11.6%)	(1,250)	(17.8%)	1,020	14.4%	(593)	(17.0%)	(2,214)	(7.5%)
Foreign currency	70	0.6%	(49)	(0.7%)	2,003	28.3%	-	-	2,024	6.9%
Selling, general and administrative expense for the six months ended June 30, 2010	$10,699	(11.0%)	$5,738	(18.5%)	$10,098	42.7%	$2,894	(17.0%)	$29,429	(0.6%)

Selling, general and administrative expense for the three months ended June 30, 2010 of $14,686 decreased by $612 or 4.0%, from the three months ended June 30, 2009 level of $15,298. Selling, general and administrative expense for the six months ended June 30, 2010 of $29,429 decreased $190 or 0.6% from $29,619 for the six months ended June 30, 2009. We substantially reduced costs in certain geographies and increased spending in others. In percentage terms, we reduced wholesale division expenses in excess of the sales decline. Additionally, we reduced expenses in our Europe operation and increased spending in Rest-of-World and the U.S. retail division of North America.  Our focus was to invest in those markets where shareholder value would be enhanced.  We increased marketing spending in the U.S. for a direct-to-consumer initiative in an effort to increase the number of appointments in our retail locations. Rest-of-World selling, general and administrative expenses increased as we invested in additional audiologists.

North America selling, general and administrative expense for the three and six months ended June 30, 2010 was lower than the corresponding periods for the previous year by $1,028 or 16.0% and $1,321 or 11.0%, respectively.  This was a result of reducing headcount and discretionary spending in our wholesale operation, including the costs of our annual audiology convention.  However, this was partially offset by expenses for the new Veteran Administration business of $355 and $480 for the three and six months ended June 30, 2010, respectively, spending for a direct to consumer initiative of $66 and $523 for the three and six months ended June 30, 2010, respectively, and an increase in marketing in our U.S. retail in order to increase appointments.

Europe selling, general and administrative expenses decreased $526, or 15.7% and $1,299, or 18.5%, for the three and six months ended June 30, 2010, respectively. We decreased expenses primarily by reducing headcount in Europe as a result of the reduction in Germany net sales.

Rest-of-World selling, general and administrative expense for the three and six months ended June 30, 2010 increased by $1,059 and $3,023 or 26.6% and 42.7%, respectively. The weakening of the U.S. dollar against the Australian dollar was the primary factor relating to our growth in expenses, and we added audiologists and marketing costs to increase sales and profitability.

Corporate. Corporate expense primarily consists of wages and benefits for corporate employees, select officers, worldwide marketing efforts, and general administrative expenses not directly related to sales.  Corporate expense of $1,449 and $2,894, for the three and six months ended June 30, 2010 decreased $117 or 7.5% and $593 or 17.0% over the same periods in the prior year.  We decreased expenses by reducing stock-based compensation, marketing spend, and facility rent.

Research and Development. Research and development expense primarily consists of wages and benefits for research and development, engineering, regulatory and clinical personnel and also includes consulting, intellectual property, clinical studies and engineering support costs. Research and development expense of $894, or 4.1% of net sales, for the three months ended June 30, 2010 decreased $1,035, or 53.7%, over the research and development expense of $1,929, or 7.6% of net sales, for the six months ended June 30, 2009. For the six months ended June 30, 2010, research and development costs decreased $1,949 or 49.9%.  The decrease for the three and six months ended June 30, 2010 is a result of eliminating approximately 20 positions in the second quarter of 2009. We are outsourcing more of our research and development activities and therefore, we expect that our royalty costs, classified in cost of sales, will increase in the future to offset the reduced research and development expenditures.

Restructuring and Impairment Charges. In the first quarter of 2010, we reversed $20 of previously recorded restructuring charges as a result of adjustments to previous accrual estimates related to lease settlements. In the first quarter of 2009, as a result of the German court decision previously described, we recognized a goodwill impairment charge of $14,205 and a trade name impairment charge of $453, resulting in total impairment charges of $14,658 related to our German operation. In the second quarter of 2009, we took actions to improve the profitability of our operation by reducing the total number of employees in North America and Research and Development. Accordingly we have recorded restructuring charges of $525.

Interest Expense and Other Income (Expense), Net. Other income (expense), net, primarily consists of foreign currency gains and losses, interest income and other non-operating gains and losses. Interest income was lower due to lower customer loan balances and interest expense was lower due to lower rates on outstanding debt and a lower average balance for the periods. The significant change is due to a recognized gain in foreign currency translation of our intercompany balances for the three months ended June 30, 2010, whereas we recognized a loss for the three months ended June 30, 2009.

Provision (Benefit) for Income Taxes. In some jurisdictions net operating loss carry-forwards reduce or offset tax provisions. We had an income tax benefit from continuing operations for the six months ended June 30, 2010 of $128 compared to an income tax provision from continuing operations of $276 for the six months ended June 30, 2009.  The income tax benefit was the result of losses in foreign locations where we pay taxes, partially offset by alternative minimum tax in the U.S., and state taxes. The prior year income tax provision was principally the result of pre-tax profits in foreign jurisdictions, alternative minimum tax in the U.S., amortization of goodwill, and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2010 and 2009 are summarized as follows:

	For the six months ended June 30,
	2010	2009
Net cash used in operating activities from continuing operations	$(2,799)	$(3,053)
Net cash provided by (used in) discontinued operations	(40)	22
Net cash used in operating activities	(2,839)	(3,031)
Net cash used in investing activities	(770)	(2,064)
Net cash provided by financing activities	1,663	539
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(466)	70
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	(1)	(10)
Net decrease in cash and cash equivalents	(2,413)	(4,496)
Cash and cash equivalents, beginning of the period	12,154	13,129
Cash and cash equivalents, end of the period	$9,741	$8,633

Net cash used in operating activities from continuing operations was $2,799 for the six months ended June 30, 2010. Negative cash flow resulted from a net loss from continuing operations of $4,464 which was positively affected by certain non-cash expenses including depreciation and amortization of $1,675, stock-based compensation of $580, foreign currency loss of $647, and loss on disposal of long-lived assets of $20. Positive operating cash flow also resulted from a decrease in accounts receivable of $1,272, primarily due to improved collection efforts and lower sales during the first two quarters of 2010, and a decrease in other assets of $89. These positive cash flow items were offset by a non-cash decrease in deferred income taxes of $107, an increase in inventory of $730, and a decrease in accounts payable of $1,485 and accrued restructuring of $279 and withholding taxes remitted on stock-based awards of $19.

Net cash used in operating activities of discontinued operations was $40 for the six months ended June 30, 2010.

Net cash used in operating activities from continuing operations was $3,053 for the six months ended June 30, 2009. Negative cash flow resulted from a net loss of $19,560 which was positively affected by certain non-cash expenses including goodwill and definite-lived intangible impairment charges of $14,658 relating to our German operation, depreciation and amortization of $2,046, stock-based compensation of $808, foreign currency loss of $160, and the amortization of discounts on long-term debt of $76. Positive operating cash flow also resulted from a decrease in accounts receivables of $410, primarily due to collection efforts during 2009, a decrease in other assets of $380, and a net increase of accrued restructuring liabilities of $208. These positive cash flow items were offset by an increase in inventory of $2,145 for new product launches; an increase in accounts payable, accrued expenses and deferred revenue of $57, withholding taxes remitted on stock-based awards of $37, and deferred income taxes of $10.

Net cash provided by operating activities of discontinued operations was $22 for the six months ended June 30, 2009.

Net cash used in investing activities of $770 for the six months ended June 30, 2010 resulted from the purchase of property and equipment of $1,655, and purchase of a technology license of $204 partially offset by net customer loan repayments of $1,089.

Net cash used in investing activities from continuing operations of $2,064 for the six months ended June 30, 2009 resulted from the purchase of property and equipment of $1,706 and net customer advances of $358.

Net cash provided by financing activities of $1,663 for the six months ended June 30, 2010 resulted from borrowings on the line of credit of $3,000 less repayments of $2,140. Positive cash flows resulted from proceeds from taxes collected on the vesting of restricted shares of $7, and borrowings on long-term debt of $1,765 less repayments of $930 partially offset by a transfer of $39 to restricted cash.

Net cash provided by financing activities from continuing operations of $539 for the six months ended June 30, 2009 resulted from borrowings on the line of credit of $2,750, decreases in restricted cash and cash equivalents of $261 and proceeds from tax payments received on vested restricted stock of $20, partially offset by principal loan payments of $2,492.

In the first two quarters of 2010, we borrowed $3,000 on our revolving credit facility and repaid $2,140, for a net increase of $860. In the second quarter of 2010 we borrowed $1,765 on two notes in Australia. Our bank debt agreements include a customary material adverse change clause that allows the banks to call the loans, if invoked. The banks have not invoked such clauses.

Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures and ongoing operations, will depend on our ability to generate cash in the future. This depends, to a degree, on general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We plan to continue to decrease our receivables and inventory, pursue additional debt financing, and together with available cash balances; we expect to be able to fund future debt service payments, ongoing operations, and capital expenditures through at least December 31, 2010. The key to this plan will be our German and U.S. retail operating performance. We have recently amended the agreement on our line of credit and obtained additional financing to help fund operational requirements. As of June 30, 2010, our outstanding borrowings on our line of credit of $3,976 represented the maximum allowable borrowing under the terms of the agreement.

There can be no assurance, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Furthermore, we cannot provide any assurances that ongoing uncertainty in global capital markets and general economic conditions will not have a material adverse impact on our future operations and cash flows. We may need to refinance all or a portion of our indebtedness on or before maturity and we cannot provide assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. Should we be unable to renegotiate our debt service payments, we may need to sell assets of the company, which will also be subject to market conditions existing at that time. We notified SVB in May 2010 that compliance with our debt covenants, as structured, would be difficult. Subsequently, in June 2010, we signed a letter of understanding with SVB in which SVB agreed to suspend covenant testing as of May 31, 2010 and June 30, 2010, respectively, and amend the financial covenants, pending completion of a formal loan agreement by early August 2010.  Accordingly, on August 9, 2010, we signed an agreement which suspended the debt covenants at May 31, 2010 and June 30, 2010, respectively, and provided new covenants for the remaining term of the agreement. We are in compliance with our amended debt covenants as of June 30, 2010. As of June 30, 2010, our outstanding borrowings of $3,976 on the line of credit represented the maximum allowable borrowing under the terms of the agreement. In July 2010, we paid $2,339 on our revolving credit facility with SVB due to reduced borrowing capacity under the amended agreement.

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

Contractual Obligations

As of June 30, 2010, we had uncertain tax positions of $288, of which $255 is recorded as a liability and which could result in cash outlays in the event of unfavorable taxing authority rulings.

There have been no material changes to our contractual obligations outside the ordinary course of business since December 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 both expands and clarifies the disclosure requirements related to fair value measurements. Entities are required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy and describe the reasons for the transfers. Additionally, entities are required to disclose information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The new guidance also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques.  We adopted the new disclosures effective January 1, 2010, except for the Level 3 roll-forward disclosures. The Level 3 roll-forward disclosures will be effective for us January 1, 2011.  The adoption of the ASU did not have a material impact on our disclosures as it did not have any significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy in the first half of 2010.

In October 2009, the FASB issued ASU 2009-13,“Revenue Recognition (ASU Topic 605) – Multiple Deliverable Revenue Arrangements,” a consensus of the FASB Emerging Issues Task Force which is effective for us in the first quarter of fiscal year 2011, with early adoption permitted, modifies the fair value requirements of ASC subtopic 605-25,“Revenue Recognition-Multiple Element Arrangements,” by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence (“VSOE”) and verifiable objective evidence (“VOE”) (now referred to as “TPE” standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. In October 2009, the FASB also issued ASU 2009-14, “Software (ASC Topic 985) – Certain Revenue Arrangements That Include Software Elements,” a consensus of the FASB Emerging Issues Task Force. This guidance modifies the scope of ASC subtopic 965-605, “Software-Revenue Recognition,” to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements in fiscal years beginning on or after June 15, 2010. This update requires expanded qualitative and quantitative disclosures once adopted. We are currently evaluating the impact of adopting this pronouncement and do not expect the standard to have a material impact on the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk. We generally invest our cash in money market funds and corporate debt securities. These are subject to minimal credit and market risk. As of June 30, 2010, we had $1,462 held in commercial money market instruments that carry an effective interest rate of 0.15%. The interest rates on our customer advances approximate the market rates for comparable instruments and are fixed.

As of June 30, 2010 we had $915, in short-term bank debt that bears interest at the EURIBOR rate plus 4.00%. In addition, we had $856, in short-term bank debt that bears interest at the Australian Bank Bill Swap Rate plus 0.70%, as well as $840, in short-term and long-term bank debt on our equipment loan in Australia that bears interest at 8.97%.

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

Our foreign exchange forward contracts generally mature in three months or less from the contract date. We held forward contract hedges on €3,600 ($4,394) and Australian $1,700 ($1,456) at June 30, 2010. As of June 30, 2010, we recognized an unrealized loss of $38 in connection with our foreign currency forward contracts. The unrealized loss is recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations, and in Other accrued liabilities in the Condensed Consolidated Balance Sheets. The contracts will expire in the third quarter of 2010.

Effective in the second quarter 2008, we entered into an interest rate swap agreement. The contract effectively fixes the interest rate of our long term debt associated with the German acquisition at 9.59%.

Foreign Currency Risk. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S., and from intercompany account balances between our U.S. parent and our non-U.S. subsidiaries. For the three months ended June 30, 2010, approximately 68.6% of our net sales and 53.5% of our operating expenses were denominated in currencies other than the U.S. dollar. For the six months ended June 30, 2010, approximately 67.6% of our net sales and 53.8% of our operating expenses were denominated in currencies other than the U.S. dollar. For the three months ended June 30, 2009, approximately 58.5% of our net sales and 41.4% of our operating expenses were denominated in currencies other than the U.S. dollar.  For the six months ended June 30, 2009, approximately 60.5% of our net sales and 40.8% of our operating expenses were denominated in currencies other than the U.S. dollar.

Inventory purchases were transacted in U.S. dollars. The local currency of each foreign subsidiary is considered the functional currency, and revenue and expenses are translated at average exchange rates for the reported periods. Therefore, our foreign sales and expenses will be higher in a period in which there is a weakening of the U.S. dollar and will be lower in a period in which there is a strengthening of the U.S. dollar. The Australian dollar and Euro are our most significant foreign currencies. Given the uncertainty of exchange rate fluctuations and the varying performance of our foreign subsidiaries, we cannot estimate the affect of these fluctuations on our future business, results of operations and financial condition. Fluctuations in the exchange rates between the U.S. dollar and other currencies could effectively increase or decrease the selling prices of our products in international markets where the prices of our products are denominated in U.S. dollars. For example, subsequent to June 30, 2010, the Euro significantly strengthened against the U.S. dollar, which if continued, will have a positive impact on our Europe segment operating results. We regularly monitor our foreign currency risks and may take measures to reduce the impact of foreign exchange fluctuations on our operating results. To date, we have not used derivative financial instruments for hedging, trading or speculating on foreign currency exchange, except to hedge intercompany balances.

For the six months ended June 30, 2010 and 2009, average currency exchange rates to convert one U.S. dollar into each local currency for which we had sales of over $5,000 by quarter were as follows:

	2010	2009
Euro	0.75	0.75
Australian dollar	1.12		1.41

ITEM 4.	CONTROLS AND PROCEDURES

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

As part of the Sanomed purchase agreement, the former owners were entitled to contingent consideration based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to contingent consideration irrespective of the achievement of the revenue milestones. In addition to the above noted lawsuit, two of the former owners filed suit against us, one of which was settled in 2007, and the other former owner’s contingent consideration claim against us for approximately €1,100 ($1,343) plus interest was dismissed on July 2008, with the German court rendering its decision in our favor. The former owner has appealed. We continue to strongly deny the allegations contained in the former owner’s appeal and intend to vigorously defend ourselves; however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect. We establish liabilities when a particular contingency is probable and estimable.

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

Germany Legislation

Recent legislation requires that the fitting fee payments to the doctors come from the insurance companies rather than us.  The direct payment to doctors for fitting services under our business model was one of the keys to success for our sales model in Germany.  The law changed the market by giving more power to the insurers by allowing discretion as to which business models they contract with to supply hearing aids and related services.  Insurers are the sole gatekeepers for access to the reimbursement schemes for the end consumer.  These changes required our German subsidiary to: a) assist the insurance companies in addressing the new requirements for invoicing, receiving and paying doctor’s honorarium; b) renegotiate contracts with insurance companies; and c) negotiate contracts between and with the insurance company and the ENT doctors.  In early 2009, we were working with insurance companies to incorporate the legislative changes in existing contracts. One insurance company representing approximately 25% of our 2008 German revenue refused to enter into a contract; therefore, we filed a lawsuit in the Social Court in Hamburg, Germany. On April 28, 2009, the Court rejected our claim to force the company to sign a contract with us.  We subsequently filed an appeal of this decision, which was rejected without review.  In addition, a number of other insurance companies were unsure if they should sign a contract because there were rumors that the newly enacted law could potentially change again, thus requiring the need to renegotiate within a short period of time.  Without renegotiated insurance contracts, and the ability to pay customary fitting fees to the ENT doctors, we experienced a substantial decline in our Germany revenues, and determined that cash flows of the operation would not be sufficient to support our intangibles balances. As a result, we recognized a $14,658 non-cash write-off of our goodwill and trade name associated with our German operation in the first quarter of 2009.

In June 2009, the German government passed additional amendments to the law that became effective July 23, 2009. The key implication of these amendments to our business model was that the new law will impose additional costs on the doctors and insurance companies that conduct business with our German operation and disrupt the normal flow of fitting hearing aids on the first visit to the doctor’s office.

We are currently renegotiating contracts in light of the new legislative requirements and are working to contract with other insurance companies as well. The lack of signed insurance contracts and the imposition of new and costly requirements on the ENT doctors and the insurance companies as well as the uncertainty of regulatory requirements will continue to impact our German business. Final regulatory requirements are expected to be completed before the end of 2010.  Currently, continued negotiations are delaying a quick resolution. Until the legislation is finalized, we cannot completely determine any necessary changes to our operations, if any. Therefore, the profitability of our German operation is uncertain for the near future.

Germany represented 67% and 72% of Europe segment revenues and 71% and 75% (excluding first quarter 2009 impairment charges) of Europe segment operating profit for the three months ended June 30, 2010 and 2009, respectively and 67% and 75% of Europe segment revenues and 72% and 84% of Europe segment operating profit for the six months ended June 30, 2010 and 2009, respectively.

ITEM 4.	RESERVED

ITEM 6.	EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit #	Description
10.1	Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (filed on our Form 8-K on August 13, 2010 and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2010

/s/ MICHAEL M. HALLORAN
Michael M. Halloran
Vice President and Chief Financial Officer