Form 10-Q
period 2010-09-30
OTIX GLOBAL, INC.
filed 2010-11-22
CIK 1105982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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
☐ Yes ☒ No

As of November 16, 2010, there were 5,599,303 shares of the registrant’s $0.005 par value common stock outstanding.

OTIX GLOBAL, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OTIX GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)
	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$8,409	$12,154
Restricted cash	113	71
Accounts receivable, net of allowance for doubtful accounts of $685 and $851	9,173	10,625
Inventories	7,928	8,754
Prepaid expenses and other	3,484	4,315
Total current assets	29,107	35,919

Property and equipment, net of accumulated depreciation and amortization of $22,472 and $19,941	9,181	8,755
Definite-lived intangible assets, net	2,645	3,016
Indefinite-lived intangible assets	10,194	9,368
Goodwill	7,446	7,772
Other assets	1,181	2,295
Total assets	$59,754	$67,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,150	$4,923
Accounts payable	6,534	6,426
Accrued payroll and related expenses	3,931	4,515
Accrued restructuring	1,754	356
Accrued warranty	3,490	3,901
Deferred revenue	5,207	4,602
Other accrued liabilities	4,060	3,602
Total current liabilities	29,126	28,325

Long-term debt, net of current portion	791	452
Deferred revenue, net of current portion	3,934	5,264
Other liabilities	253	282
Total liabilities	34,104	34,323

Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; zero issued and outstanding	-	-
Common stock; $0.005 par value; 14,000 shares authorized; 5,782 and 5,762 shares issued and outstanding, respectively	29	29
Additional paid-in-capital	146,208	145,359
Accumulated deficit	(127,462)	(118,244)
Accumulated other comprehensive income	10,648	9,431
Treasury stock; 195 shares at cost	(3,773)	(3,773)
Total shareholders’ equity	25,650	32,802
Total liabilities and shareholders’ equity	$59,754	$67,125

See accompanying notes to condensed consolidated financial statements.

OTIX GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net sales	$21,919	$23,139	$64,322	$72,991
Cost of sales	9,139	9,069	24,833	29,294
Gross profit	12,780	14,070	39,489	43,697
Selling, general and administrative expense	14,669	14,560	44,098	44,179
Research and development expense	1,055	1,340	3,014	5,248
Goodwill and definite-lived intangibles impairment charges	-	135	-	14,793
Restructuring charge	1,599	98	1,579	623
Operating loss	(4,543)	(2,063)	(9,202)	(21,146)
Interest expense	(58)	(102)	(187)	(379)
Other income (expense), net	(122)	218	74	303
Loss before income taxes	(4,723)	(1,947)	(9,315)	(21,222)
Provision (benefit) for income taxes	23	115	(105)	390
Loss from continuing operations	(4,746)	(2,062)	(9,210)	(21,612)
Loss from discontinued operations, net of income taxes	(1)	(2)	(8)	(12)
Net loss	$(4,747)	$(2,064)	$(9,218)	$(21,624)

Basic and diluted loss per common share:
Continuing operations	$(0.85)	$(0.37)	$(1.65)	$(3.91)
Discontinued operations	-	-	-	-
Net loss	$(0.85)	$(0.37)	$(1.65)	$(3.91)

Weighted average number of common shares outstanding:

Basic and diluted	5,585	5,541	5,578	5,530

See accompanying notes to condensed consolidated financial statements.

OTIX GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(9,218)	$(21,624)
Loss from discontinued operations, net of income taxes	8	12
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,601	3,058
Stock-based compensation	854	1,098
Foreign currency loss, net	504	97
Deferred income taxes	(175)	(40)
Amortization of interest on long-term debt	3	82
Non-cash portion of restructuring charge	-	3
Goodwill and definite-lived intangible impairment charges	-	14,793
Loss on disposal of long-lived assets	20	-
Changes in assets and liabilities:
Accounts receivable	1,369	4,964
Inventories	984	661
Other assets	397	440
Withholding taxes remitted on share-based awards	(20)	(38)
Accrued restructuring	1,599	(103)
Accounts payable, accrued expenses and deferred revenue	(1,507)	(5,150)
Net cash used in operating activities from continuing operations	(2,581)	(1,747)
Net cash used in discontinued operations	(41)	(49)
Net cash used in operating activities	(2,622)	(1,796)

Cash flows from investing activities:
Purchase of property and equipment	(2,239)	(2,217)
Payment for technology license	(204)	-
Customer loan repayments, net	1,929	633
Net cash used in investing activities	(514)	(1,584)

Cash flows from financing activities:
Proceeds from exercise of stock options and tax collected on vesting of restricted stock awards	15	20
Reduction (increase) in restricted cash and cash equivalents	(33)	261
Borrowings on line of credit	4,850	2,885
Repayments on line of credit	(5,854)	-
Borrowings on long-term debt	1,765	-
Repayments on long-term debt	(1,337)	(3,298)
Net cash used in financing activities	(594)	(132)

Effect of exchange rate changes on cash and cash equivalents from continuing operations	(15)	247
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	-	(6)
Effect of exchange rate changes on cash and cash equivalents	(15)	241
Net decrease in cash and cash equivalents	(3,745)	(3,271)
Cash and cash equivalents, beginning of the period	12,154	13,129
Cash and cash equivalents, end of the period	$8,409	$9,858

Supplemental cash flow information:
Cash paid for interest expense	$270	$307
Cash paid for income taxes	800	1,141

See accompanying notes to condensed consolidated financial statements.

OTIX GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of results that may be expected for the full year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Otix Global, Inc. Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the U.S. Securities and Exchange Commission (“SEC”).

Plan of Merger. On September 13, 2010, the Company entered into a definitive agreement and plan of merger with William Demant Holding A/S (“WDH”) and OI Merger Sub, Inc., a wholly-owned subsidiary of WDH, pursuant to which the Company agreed to merge with and into OI Merger Sub, Inc. in a cash transaction valued at approximately $64,200. Under the terms of the merger agreement at closing: (i) each share of the Company’s common stock will be exchanged for $11.01 per share in cash; (ii) all of the Company’s outstanding stock options, whether vested or unvested, will be cancelled and each holder of such stock options will be entitled to receive an amount equal to the product of (A) the number of shares subject to such holder’s stock option, multiplied by (B) $11.01 less the applicable per-share exercise price; and (iii) each share of the Company’s restricted stock will become fully vested free of other restrictions immediately prior to the effective time of the merger, and will be treated in a manner consistent with the other shares of the Company’s common stock. Completion of the transaction is subject to clearance under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 and other customary closing conditions and is expected to occur in late November 2010. On November 22, 2010, the shareholders approved the WDH merger transaction.

The merger agreement also provides that, subject to the satisfaction of certain conditions, the Company’s board may withdraw or modify its recommendation to its stockholders for adoption of the merger agreement. In the event that the board withdraws or modifies its recommendation in a manner adverse to WDH and the merger agreement is terminated, the Company may be required to pay a termination fee of $2,000 to WDH. WDH must pay the Company a termination fee of $8,000 if WDH is unwilling to close the merger and the Company has fulfilled its conditions to the closing of the merger and WDH is not entitled to otherwise terminate the merger agreement according to its terms.

With the announcement of the sale to WDH and the decision to discontinue the Germany business, the Company may not have sufficient cash flows to support its operations as a stand-alone company. The Company is reducing costs to the extent practical, yet maintaining the business for the sale to WDH. In the unlikely event the merger with WDH is not finalized, management would endeavor to sell the Company to another party. WDH must pay the Company a termination fee of $8,000 if WDH is unwilling to close the merger and the Company has fulfilled its conditions to the closing of the merger, and WDH is not entitled to otherwise terminate the merger agreement according to its terms. In the event that the Company receives the $8,000 from WDH, the Company would use the proceeds to satisfy working capital and debt repayment requirements until such time as management could sell the Company to another party. As of September 30, 2010, outstanding borrowings on the SVB line of credit of $1,468 represented the maximum allowable borrowing under the terms of the agreement. Including, but not limited to, the $1,599 Germany restructuring charge, the $550 WDH transaction related costs, and the Company’s $150 deductible under its directors and officers liability policy related to the putative class action suit settlement, the Company did not meet its $5,500 SVB minimum tangible net worth covenant by approximately $150 for the month ended September 30, 2010. The Company is in the process of working with SVB on a resolution. However, the Company expects the merger of Otix and WDH will close in November 2010, making the need for the further raising of capital unnecessary.

On September 1, 2008, the Company sold one European operation and closed a second European operation. As of September 30, 2010 and December 31, 2009, there were no material balances related to these operations remaining in the Condensed Consolidated Balance Sheets. These operations have been classified as discontinued operations in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009.

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Balance, beginning of period	$1,014	$2,066	$1,196	$1,994
Provisions	1,277	2,052	3,693	6,387
Returns processed	(1,322)	(2,296)	(3,920)	(6,559)
Balance, end of period	$969	$1,822	$969	$1,822

For the three months ended September 30, 2010 and 2009, the Australian Government’s Office of Hearing Services, a division of the Department of Health and Aging, accounted for approximately 25.0% and 18.7% of the Company’s total net sales, respectively. For the nine months ended September 30, 2010 and 2009, such sales accounted for approximately 22.9% and 14.6% of the Company’s total net sales, respectively. No other customer accounted for 10% or more of consolidated sales. No single customer comprised more than 10% of accounts receivable as of September 30, 2010 and 2009.

Taxes Collected from Customers and Remitted to Governmental Authorities. The Company recognizes taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer on a net basis (excluded from net sales).

Warranty Costs. The Company provides for the cost of remaking and repairing products under warranty at the time of sale, typically for periods of nine months to three years depending upon customer, product and geography. These costs are included in cost of sales. When evaluating the adequacy of the warranty reserve, the Company analyzes the amount of historical and expected warranty costs by geography, by product family, by model and by warranty period as appropriate. If actual product failure rates or repair and remake costs differ from the Company’s estimates, revisions to the warranty accrual will be required.

Accrued warranty costs were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Balance, beginning of period	$3,713	$4,013	$3,901	$3,727
Provisions	894	1,072	2,458	3,263
Costs incurred	(1,117)	(990)	(2,869)	(2,895)
Balance, end of period	$3,490	$4,095	$3,490	$4,095

Cash Equivalents. The Company considers all short-term investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2010 and December 31, 2009, cash equivalents consisted of money market funds totaling $2,112 and $4,860, respectively. As of September 30, 2010 and December 31, 2009, the Company had pledged $113 and $71 of cash and cash equivalents, respectively, as a security deposit for banking arrangements.

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

The Company’s money market funds totaling $2,112 as of September 30, 2010 are recorded at fair value using Level 1 observable inputs.

Derivative Instruments and Hedging Activities. The Company follows ASC 815, “Derivatives and Hedging,” for its derivative and hedging activities and related disclosures.

The Company may enter into readily marketable forward contracts with financial institutions to minimize the short-term impact of foreign currency fluctuations on certain intercompany balances. The Company has not designated its contracts as hedging instruments, nor does the Company enter into contracts for trading or speculation purposes. Gains and losses on the contracts are included in the results of operations and offset foreign exchange gains or losses recognized on the revaluation of certain intercompany balances. The Company’s foreign exchange forward contracts generally mature in three months or less from the contract date. The Company entered into foreign currency forward contracts during the three months ended September 30, 2010 and the Company recorded a $249 loss in Other income (expense), net in the Condensed Consolidated Statements of Operations for the quarter ending September 30, 2010.  The contracts expired on September 29, 2010. The Company held forward contract hedges on €3,500 ($4,765) and Australian $2,500 ($2,405) at September 30, 2010. As of September 30, 2010, the Company recognized an unrealized loss of $16 in connection with its foreign currency forward contracts. The unrealized loss is recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations, and in Other accrued liabilities in the Condensed Consolidated Balance Sheets. The contracts will expire in the fourth quarter of 2010. Effective in the second quarter 2008, the Company entered into an interest rate swap agreement which effectively fixed the interest rate of the long-term debt associated with the German acquisition at 9.59% (see Note 3 for further details).

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

	September 30, 2010	December 31, 2009
Raw materials and components	$3,658	$3,410
Work in progress	91	55
Finished goods	4,179	5,289
Total	$7,928	$8,754

Comprehensive Loss. Comprehensive loss includes net loss plus the results of certain changes in shareholders’ equity that are not reflected in the results of operations. Comprehensive loss consisted solely of changes in foreign currency translation adjustments, which were not adjusted for income taxes as they related to specific indefinite investments in foreign subsidiaries and net loss.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss	$(4,747)	$(2,064)	$(9,218)	$(21,624)
Foreign currency translation gain	2,126	1,414	1,217	2,425
Comprehensive loss	$(2,621)	$(650)	$(8,001)	$(19,199)

Stock-Based Compensation. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the employee requisite service period. For further information, refer to the footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC. Stock-based compensation consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Cost of sales	$48	$63	$155	$164
Selling, general and administrative	185	170	566	758
Research and development	41	57	133	176
Total	$274	$290	$854	$1,098

Stock option and restricted stock award grants were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
	Awards Issued	Fair Value	Awards Issued	Fair Value	Awards Issued	Fair Value	Awards Issued	Fair Value
Stock options	-	$-	233	$120	27	$68	233	$120
Restricted stock	-	-	-	-	-	-	54	33

During the three months ended September 30, 2010, the Company did not grant any restricted stock awards or stock option awards. During the three months ended June 30, 2010, the Company granted stock option awards to members of the board of directors. The $38 fair value of the 15 options was estimated on the date of grant based on a risk free rate of return of 2.1%, an expected dividend yield of 0.0%, volatility of 62.6%, and an expected life of 5 years. The $30 fair value of the 12 options issued to employees during the three months ended March 31, 2010 was estimated on the date of grant based on a risk free rate of return of 2.6%, an expected dividend yield of 0.0%, volatility of 62.5%, and an expected life of 5 years.

During the three and nine months ended September 30, 2009, the Company granted 233 stock option awards to employees with an aggregate fair value of $120. The fair value of the options issued during the three and nine months ended September 30, 2009 was estimated on the date of grant based on a risk free rate of return of 2.5%, an expected dividend yield of 0.0%, volatility of 62.8%, and an expected life of 5 years. During the nine months ended September 30, 2009, the Company granted 54 restricted stock awards to members of the board of directors with an aggregate fair value of $33 and no grants were made to employees.

As of September 30, 2010, there was $555 and $760 of unrecognized stock-based compensation expense relating to options and restricted stock awards, respectively, that will be recognized over a weighted-average period of 2.3 and 2.7 years, respectively.

Loss Per Common Share. Basic loss per common share is calculated based upon the weighted average shares of common stock outstanding during the period. Diluted loss per share is calculated based upon the weighted average number of shares of common stock outstanding, plus the dilutive effect of common stock equivalents calculated using the treasury stock method. Antidilutive common stock share equivalents of 685 and 694 for the three and nine months ended September 30, 2010, respectively were excluded from the diluted loss per share calculation. Antidilutive common stock share equivalents of 604 and 637 for the three and nine months ended September 30, 2009, respectively were excluded from the diluted loss per share calculation.

Income Taxes. In some jurisdictions net operating loss carry-forwards reduce or offset tax provisions. The Company’s income tax provision (benefit) for the three months ended September 30, 2010 and 2009 was $23 and $115, respectively and for the nine months ended September 30, 2010 and 2009 was ($105) and $390, respectively. The income tax benefit for the nine months ended September 30, 2010 was principally the result of pre-tax losses in certain foreign jurisdictions, partially offset by alternative minimum tax in the U.S., and state taxes. Income taxes on profits in the U.S. and a number of the Company’s foreign subsidiaries are currently negated by its net operating loss carry-forwards.

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

 2. INTANGIBLE ASSETS

In accordance with the ASC 360-10, “Property, Plant and Equipment,” long-lived assets such as property, plant, and equipment, and purchased intangible assets subject to amortization, are amortized over their respective estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset group. The Company performs its annual impairment test in December or when a triggering event has occurred.  The decision to wind-down German operations represented a triggering event during the first nine months of 2010, however, there was no deemed impairment, given that the WDH purchase price exceeds the Company book value at September 30, 2010.

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

Legislation passed by the Federal Council of Germany in November 2008 and which became effective on April 1, 2009, resulted in sweeping changes to the way doctors and healthcare providers interact and are reimbursed from insurance companies. These changes required the Company’s German subsidiary to renegotiate contracts with insurance companies and ENT doctors on a new basis. In the first three months of 2009, the Company believed its German subsidiary was making progress in negotiating new contracts. However, on April 1, 2009, the Company was notified by one large insurance company representing approximately 25% of its German revenue that they would not enter into a contract; therefore, the Company’s German subsidiary filed a lawsuit in the Social Court in Hamburg, Germany against this insurance company, requesting that the court compel the insurance company to enter into a contract with it. On April 28, 2009, the Court rejected these claims. The Company’s German subsidiary subsequently filed an appeal of this decision, which was rejected without review. Without renegotiated insurance contracts and the ability to pay customary fitting fees to the ENT doctors, the Company expected revenue to decline substantially and cash flow of the operation would not be sufficient to support its intangibles balances.

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

Goodwill and indefinite-lived intangible assets (arrangement with the Australian government to supply hearing aids) in 2010 and 2009 were as follows:

Balance as of December 31, 2009	North America	Europe	Rest-of- World	Total
Goodwill and indefinite-lived intangible assets	$16,033	$22,385	$9,368	$47,786
Accumulated impairment charges	(14,632)	(16,014)	-	(30,646)
	1,401	6,371	9,368	17,140
Indefinite-lived intangible assets acquired during the year	-	-	18	18
Effect of exchange rate changes	-	(326)	808	482

Balance as of September 30, 2010
Goodwill and indefinite-lived intangible assets	16,033	22,059	10,194	48,286
Accumulated impairment charges	(14,632)	(16,014)	-	(30,646)
	$1,401	$6,045	$10,194	$17,640

Definite-lived intangible assets consisted of the following:

		September 30, 2010		December 31, 2009
	Useful	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Lives	Value	Amortization	Value	Amortization
Purchased technology and licenses	3-13 years	$2,181	$1,472	$1,976	$1,357
Brand and trade names	1-3 years	129	129	129	129
Customer databases	2-10 years	7,447	6,159	7,433	5,940
Non-compete agreements	1-5 years	2,158	1,510	2,189	1,285

Total		$11,915	$9,270	$11,727	$8,711

3. LONG-TERM DEBT

As of September 30, 2010, the current portion of long-term debt was $4,150 and the long-term portion was $791. Future principal payments on long-term debt consisted of the following as of September 30, 2010:

			Future Payments
	Effective Interest Rate	Total	Rest of 2010	2011	2012	2013	Thereafter
German bank loan	9.59%	$680	$340	$340	$-	$-	$-
Australian loans	6.13 - 9.19%	1,871	51	1,190	242	267	121
Lines of credit	5.35 - 5.75%	2,148	2,148	-	-	-	-
Leases and acquisition loans	0.00 - 12.25%	242	57	106	79	-	-

Total carrying amount		$4,941	$2,596	$1,636	$321	$267	$121

The German bank loan bears interest at the EURIBOR rate plus 4.00%. As of September 30, 2010, the balance of the loan was €500 ($680). The loan payments are €250 ($340 as of September 30, 2010) per quarter. In September 2008, the Company entered into an interest rate swap agreement with an initial notional amount of €2,500 to be reduced €250 per quarter through January 2011. Under this agreement the Company receives a floating rate based on the EURIBOR interest rate, and pays a fixed rate of 9.59% on the notional amount effectively fixing the interest rate on the Company’s German loan. Therefore, the effective interest rate on this loan was 9.59% for the nine months ended September 30, 2010 and 2009.

The Company entered into two additional loans in Australia during the second quarter of 2010. The Company entered into a Bill Facility with National Australia Bank Health (“NAB”), providing for a non-amortizing and non-revolving credit facility, under which the Company borrowed Australian $1,000 ($883). There is a bi-annual fee of 0.50% on the borrowed portion of the bill facility. Borrowings under the bill facility are subject to interest at a floating rate of approximately 6.13%, at September 30, 2010, plus an activation fee of 2.00%. The floating rate is calculated based on the Australian Bank Bill Swap Rate plus 0.70%. The bill facility is secured by substantially all tangible Australian assets. Covenants under this agreement require the Australian division to maintain a minimum capital adequacy of 35% as measured on a daily basis and reported in relation to the nine month period starting on September 30, 2010. Additionally, the Australian division is required to maintain a minimum interest cover ratio of 2.00 times measured every six month period starting on June 30, 2010. The Australian division is in compliance with the aforementioned covenants as of September 30, 2010. The effective interest rate on this loan for the third quarter of 2010 was 5.75%. The bill facility is due on April 30, 2011 and the full amount outstanding as of September 30, 2010 is recorded as a current liability on the Company’s Consolidated Balance Sheet. Additionally, during the second quarter 2010, the Company entered into a four year equipment loan with Medfin Australia Pty Ltd (“Medfin”) in which the Company borrowed Australian $1,000 ($882) by collateralizing the loan with specific Australian tangible assets. The Company remits monthly payments to Medfin and the effective interest rate for the three months and nine months ended September 30, 2010 was 9.09% and 9.19%, respectively.

Acquisition loans relate to the purchase of retail audiology practices acquired under the Company’s retail distribution initiative. Generally, these notes are secured by the acquired assets, subordinated to the revolving credit facility, and are due in annual installments from the acquisition date. The final acquisition loan payment was made in November 2010.

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

At September 30, 2010, the Company’s net borrowings on the SVB line of credit were $1,468 and net borrowings on this line of credit at December 31, 2009 were $3,116.  As of September 30, 2010, the interest rate on the Company’s SVB line of credit was 5.35% and the Company’s outstanding borrowings represented the maximum allowable borrowing under the terms of the agreement. The fair value of the Company’s debt obligations approximates the carrying value as of September 30, 2010. The Company notified SVB in May 2010 that compliance with its debt covenants, as structured, would be difficult.  Subsequently, in June 2010, the Company signed a letter of understanding with SVB in which SVB agreed to suspend covenant testing as of May 31, 2010 and June 30, 2010, respectively, and amend the financial covenants, pending completion of a formal loan agreement by early August 2010.  Accordingly, on August 9, 2010, the Company finalized the Second Amended and Restated Loan and Security Agreement with SVB, under which borrowings of up to $4,000 are available. Borrowings under the credit facility are subject to interest at the domestic prime rate. If the adjusted quick ratio is greater than or equal to 1.00, then the interest rate is the prime rate plus 1.00 percentage points; if the adjusted quick ratio is less than 1.00, the interest rate is the prime rate plus 1.50 percentage points.  SVB further amended the financial covenants to remove the EBITDA requirement, include a minimum liquidity ratio of 1.50 to 1.00 and include a minimum tangible net worth requirement of $5,500. Including, but not limited to, the $1,599 Germany restructuring charge, the $550 WDH transaction related costs, and the Company’s $150 deductible under its directors and officers liability policy related to the putative class action suit settlement, the Company did not meet its $5,500 SVB minimum tangible net worth covenant by approximately $150 for the month ended September 30, 2010.   The Company is in the process of working with SVB on a resolution.  However, the Company expects the merger of Otix and WDH will close in November 2010, making the need for the further raising of capital unnecessary.

During the third quarter of 2010, the Company entered into agreement with a German bank on a line of credit for borrowings of €500 ($680). The effective interest rate on the German line of credit for the third quarter of 2010 was 5.75%.  The Company’s repayment on the German line of credit is due in November 2010, but is subject to prolongation in minimum increments of one month.  The Company plans on extending the repayment on this German line of credit in the fourth quarter 2010. The Company’s bank debt includes a customary material adverse change clause that allows the banks to call the loans, if invoked. The banks have not invoked this clause. In accordance with ASC 470-10, “Debt,” the Company has classified the outstanding balance on the revolving credit facility as a short-term liability as of September 30, 2010 and December 31, 2009, respectively, due to the inability of the Company to determine the likelihood that any future events or circumstances affecting the Company may reduce the borrowing base availability or constitute a material adverse event under the terms of the revolving credit facility agreement causing SVB to exercise its right to accelerate payment of amounts due under the revolving credit facility agreement.  Also, the Company tripped its debt covenant with SVB and therefore, classified the  SVB revolving credit facility as a short-term liability at September 30, 2010.  During the third quarter of 2010, the Company paid $3,714 and borrowed $1,200 on its revolving credit facility with SVB. Repayment and borrowings are determined on an on-going basis due to reduced/increased borrowing capacity under the amended agreement.

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

As part of the Sanomed purchase agreement, the former owners were entitled to contingent consideration based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to contingent consideration irrespective of the achievement of the revenue milestones. In addition to the above noted lawsuit, two of the former owners filed suits against the Company, one of which was settled in 2007, and the other former owner’s contingent consideration claim against the Company for approximately €1,100 ($1,497) plus interest, was dismissed in July 2008, with the German court rendering its decision in favor of the Company. The former owner has appealed. The Company continues to strongly deny the allegations contained in the former owner’s appeal and intends to defend itself vigorously; however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect on the Company. The Company establishes reserves when a particular contingency is probable and estimable.

On September 16, 2010, plaintiff Albert Goltz (“Goltz”) filed a putative class action lawsuit challenging the Merger Agreement.  The allegations contained in this lawsuit fall within the Company’s directors and officers liability insurance policy and, therefore, the Company informed its insurance carrier of the lawsuit.  The Company denies these allegations and maintains that it has committed no violations of law or of the rules and regulations of the SEC, nor has it breached any fiduciary duties whatsoever, nevertheless, to avoid the inherent risks associated with litigation, on November 17, 2010, the Company entered into a memorandum of understanding with Goltz that sets forth the principal terms of a settlement of the lawsuit. The proposed settlement is conditional upon, among other things, the execution of an appropriate stipulation of settlement, consummation of the merger and final approval of the proposed settlement by the court.  As part of the proposed settlement, the Company made additional disclosures to its shareholders pursuant to a Form 8-K dated November 17, 2010.  In addition, the Company will be required to pay a $150 deductible under its directors and officers liability insurance policy, which was accrued at September 30, 2010.

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

5. RESTRUCTURING

During 2009, the Company took actions to improve profitability by: 1) reducing the total number of employees in North America; 2) closing three U.S. retail locations resulting in a restructuring charge of $98 and goodwill and definite-lived intangible write-off of $135; and 3) reducing headcount and selling two retail shops in Europe. The total restructuring charge from these actions was $769, which included $158 in sale proceeds from the two European shops. During the third quarter of 2010, the Company announced that it is discontinuing selling products in the German market and will wind-down the operation of its German subsidiary and subsequently recorded severance related restructuring costs of $1,599. During the nine months ended September 30, 2010, the Company also reversed accruals of $20 primarily relating to favorable lease settlements and made payments as listed in the following table in relation to its 2008, 2009 and 2010 restructuring charges:

	Employee	Excess	Impairment
	Related	Facilities	and Other	Total
Balance, December 31, 2009	$289	$22	$45	$356
Restructuring Charge	-	(20)	-	(20)
Payments and foreign exchange	(193)	(2)	(6)	(201)
Balance, March 31, 2010	96	-	39	135
Payments and foreign exchange	(55)	-	(3)	(58)
Balance, June 30, 2010	41	-	36	77
Restructuring Charge	1,599	-	-	1,599
Payments and foreign exchange	79	-	(1)	78
Balance, September 30, 2010	$1,719	$-	$35	$1,754

6. DISCONTINUED OPERATIONS

In 2008, a decision was made to divest certain European operations. The Company sold one European operating unit and closed a second operation. These operations have been classified as discontinued operations in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2010 and 2009.

The following amounts relate to discontinued operations and have been segregated from continuing operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Net sales	$-	$4	$-	$(54)

Loss from discontinued operations, net of zero taxes	$(1)	$(2)	$(8)	$(12)

7. SEGMENT INFORMATION

As of September 30, 2010, the Company has three operating segments for which separate financial information is available and evaluated regularly by management in deciding how to allocate resources and assess performance. The Company evaluates performance principally based on net sales and operating profit.

The Company’s three operating segments include North America, Europe and Rest-of-World. Inter-segment sales are eliminated in consolidation. Manufacturing profit is recorded in the geographic location where the sale occurred. This information is used by the chief operating decision maker to assess the segments’ performance and in allocating the Company’s resources. The Company does not allocate corporate or research and development expenses to its operating segments.

	North America	Europe	Rest-of-World	Unallocated	Total
Three months ended September 30, 2010
Net sales to external customers	$6,266	$5,806	$9,847	$-	$21,919
Operating profit (loss)	(2,247)	(327)	1,002	(2,971)	(4,543)
Income (loss) from continuing operations	(2,364)	(405)	994	(2,971)	(4,746)
Three months ended September 30, 2009
Net sales to external customers	8,503	6,965	7,671	-	23,139
Operating profit (loss)	(1,210)	845	1,124	(2,822)	(2,063)
Income (loss) from continuing operations	(1,101)	804	1,057	(2,822)	(2,062)
Nine months ended September 30, 2010
Net sales to external customers	20,000	18,178	26,144	-	64,322
Operating profit (loss)	(6,331)	2,005	2,948	(7,824)	(9,202)
Income (loss) from continuing operations	(6,287)	1,867	3,034	(7,824)	(9,210)
Nine months ended September 30, 2009
Net sales to external customers	26,415	27,235	19,341	-	72,991
Operating profit (loss)	(3,392)	(9,182)	2,170	(10,742)	(21,146)
Income (loss) from continuing operations	(3,461)	(9,396)	1,987	(10,742)	(21,612)
As of September 30, 2010
Identifiable segment assets	23,774	13,378	22,602	-	59,754
Goodwill and indefinite-lived intangible assets	1,401	6,044	10,195	-	17,640
Long-lived assets	5,746	335	3,100	-	9,181
As of December 31, 2009
Identifiable segment assets	30,237	16,431	20,457	-	67,125
Goodwill and indefinite-lived intangible assets	1,401	6,371	9,368	-	17,140
Long-lived assets	5,477	430	2,848	-	8,755

The following table represents revenues and long-lived assets that are considered material reporting units within the Company’s segments:

	Revenues				Long-lived assets
	For the three months ended September 30,		For the nine months ended September 30,
North America	2010	2009	2010	2009	September 30, 2010	December 31, 2009
U.S. wholesale	53%	52%	52%	56%	95%	92%
U.S. retail	40%	39%	39%	34%	5%	7%
Europe
Germany	71%	69%	68%	74%	93%	93%
Rest-of-World
Australia	100%	100%	100%	100%	100%	100%

Long-lived assets consist of property and equipment. The majority of the Company’s assets as of September 30, 2010 and December 31, 2009 were attributable to its U.S. operations.

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands, except per share data)

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. Any statements about our plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified as those that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates and other important factors that could cause actual results to differ materially from any results, performance or events expressed or implied by such forward-looking statements. All forward-looking statements are qualified in their entirety by reference to the factors discussed more fully in Item 1A of our Form 10-K for the year ended December 31, 2009: (i) deterioration of economic conditions; (ii) our continued losses; (iii) aggressive competitive factors; (iv) fluctuations in our financial results; (v) our common stock could be subject to delisting; (vi) negative impact of our recent acquisition activities; (vii) ineffective internal financial control systems; (viii) dependence on significant customers; (ix) dependence on critical suppliers and contractors; (x) high levels of product returns and repairs; (xi) inability to introduce new and innovative products; (xii) undiscovered product errors or defects; (xiii) potential infringement on the intellectual property rights of others; (xiv) uncertainty of intellectual property protection; (xv) dependence on international operations; (xvi) potential product liability; (xvii) failure to comply with FDA regulations; (xviii) our stock price could suffer due to sales of stock by our directors and officers; (xix) our charter documents and shareholder agreements may prevent certain acquisitions; and (xx) debt covenant default. In addition, risks exist in respect to the following: (i) our proposed merger with William Demant Holding A/S may be delayed or not occur at all; and (ii) the wind down of our German operations to facilitate the sale of the Company will drive larger losses and diminished cash flow should the proposed merger transaction not close.

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

On September 13, 2010, we announced that we entered into an Agreement and Plan of Merger with William Demant Holding A/S (“WDH”) whereby they will acquire 100% of our common stock for $8.60 per share and we will become a wholly-owned subsidiary of WDH and will no longer be listed with NASDAQ.  As a result of receiving competing bids, on October 6, 2010 we entered into a First Amendment to the Agreement and Plan of Merger wherein WDH agreed to pay $10.00 per share and, again, on October 14, 2010, we entered into a Second Amendment to the Agreement and Plan of Merger to increase the purchase price to $11.01 per share.  We have filed the definitive proxy statement regarding the merger and held a special shareholders meeting on November 22, 2010, wherein our shareholders approved the merger.  We anticipate the merger to be closed shortly.  Concurrent with our entry into the merger agreement with WDH, on September 13, 2010, we announced we would discontinue selling products in Germany and have been undertaking actions to wind-down our operations in Germany including the related charge of $1,599 in the third quarter of 2010.

Germany Legislation. Recent legislation required that the fitting fee payments to the doctors come from the insurance companies rather than us.  The direct payment to doctors for fitting services under our business model was one of the keys to success for our sales model in Germany.  The law changed the market by giving more power to the insurers by allowing discretion as to which business models they contract with to supply hearing aids and related services.  Insurers are the sole gatekeepers for access to the reimbursement schemes for the end consumer.  These changes required our German subsidiary to: a) assist the insurance companies in addressing the new requirements for invoicing, receiving and paying doctor’s honorarium; b) renegotiate contracts with insurance companies; and c) negotiate contracts between and with the insurance company and the ENT doctors.  In early 2009, we were working with insurance companies to incorporate the legislative changes in existing contracts. One insurance company representing approximately 25% of our 2008 German revenue refused to enter into a contract; therefore, we filed a lawsuit in the Social Court in Hamburg, Germany. On April 28, 2009, the Court rejected our claim to force the company to sign a contract with us.  We subsequently filed an appeal of this decision, which was rejected without review.  In addition, a number of other insurance companies were unsure if they should sign a contract because there were rumors that the newly enacted law could potentially change again, requiring the need to renegotiate within a short period of time.  Without renegotiated insurance contracts and the ability to pay customary fitting fees to the ENT doctors, we experienced a substantial decline in our Germany revenues, and cash flows from operations. As such, our revenues and cash flows were not sufficient to support our intangibles balances. As a result, we recognized a $14,658 non-cash write-off of our goodwill and trade name associated with our German operation in the first quarter of 2009.

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

Prior to our announcement to discontinue business in Germany, we were renegotiating contracts in light of the new legislative requirements and were working to contract with other insurance companies as well. The lack of signed insurance contracts and the imposition of new and costly requirements on the ENT doctors and the insurance companies as well as the uncertainty of regulatory requirements continued to impact our German business in the third quarter 2010. As a result of our announcement to discontinue business in Germany and our subsequent actions to wind-down operations, we expect negligible revenue from Germany in the future.

Germany represented 71.3% and 69.2% of Europe segment revenues and 56.3% and 68.1% (excluding impairment charges) of Europe segment operating profit for the three months ended September 30, 2010 and 2009, respectively and 68.4% and 73.5% of Europe segment revenues and 65.9% and 81.4% (excluding impairment charges) of Europe segment operating profit for the nine months ended September 30, 2010 and 2009, respectively.

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

We launched Touch, our first receiver-in-canal (“RIC”) product family, in March 2009. RIC has become a very popular product type, representing approximately 35% of hearing aids sold in the United States. In addition to its sophisticated design, very small size and ease of use features, we believe Touch is the smallest and has the best moisture resistance of any RIC product on the market. Our Touch products incorporate many of the sound processing technologies present in our Velocity series of hearing solutions. Touch provides natural sound quality, superior noise-reduction, and excellent directionality, driven by our unique DIRECTIONAL focus® technology. Touch is offered at three price points and available in a choice of five base colors and 15 accent color clips. The three Touch products are readily identified by the number of processing channels. Touch 6 has six channels and two programs, Touch 12 has 12 channels and three programs, and Touch 24 has 24 channels, four programs and voice alerts.

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

The growth today is in retail chains, governments, internet (small but growing) and manufacturer-owned retail. Independent retailers are shrinking for a number of reasons, but foremost due to consolidation through acquisition by large retailers and manufacturers. We are competing in an industry that includes six much larger competitors who have significantly more resources and have established relationships and reputations. Our competitors continue to forward integrate by buying independent retailers and offering financial arrangements through loans and other lock-up agreements. Therefore, the market available for us in the wholesale business is shrinking, making it difficult for us to compete in the traditional distribution fashion. For this reason, we are interested in both new and existing distribution methods. In certain cases, we sell direct to the consumer utilizing the ENT doctor to perform the hearing aid fitting, while in other cases, we sell directly to the consumer through various retail stores. We believe a combination of wholesale and direct-to-consumer distribution is critical to remain competitive in certain geographies.

In parts of the world where we do not have direct operations, we sell principally to distributors with payment terms ranging from cash-in-advance to 120 days. Certain distributors are offered volume discounts that are earned upon meeting unit volume targets. Distributor agreements do not grant price protection or price concession rights.

Financial Results

Our loss from continuing operations of $9,210 for the nine months ended September 30, 2010, compared with a loss from continuing operations of $21,612 for the nine months ended September 30, 2009, was primarily impacted by the following items:

•
During the third quarter of 2010, the Company announced a wind-down of its Germany operations and recorded restructuring charges of $1,599 related to employee severance costs. In addition, we recorded costs for the transaction with WDH in the third quarter of 2010 of $550 and a $150 deductible under our directors and officers liability policy related to the putative class action suit settlement. Also related to our Germany operation, we recorded a non-cash goodwill and definite-lived intangibles impairment charge in the first quarter of 2009 of $14,658 as a result of an adverse legal decision and regulatory changes in Germany previously discussed. Excluding these charges, the year-to-date 2010 loss from continuing operations is comparable to the same period for 2009.

•
The legislative changes in Germany reduced our German sales and profitability. Sales in our European business for the nine months ended September 30, 2010 were $18,178 compared with $27,235 for the same period in 2009, a reduction of 33.3%. The loss of sales in Germany was partially offset by an increase in sales to other European countries. Excluding the 2009 impairment charge of $14,658, operating profit in our Europe segment was reduced by $3,471 from $5,476 for the nine months ended September 30, 2009 to $2,005 for the nine months ended September 30, 2010.  We have been unable to reduce our operating expenses in Germany to the same percentage as the sales decline because the business requires a base level of infrastructure to sustain ongoing operations.

•	A decline in year-to-date North America sales of 30.0% and 13.2% in wholesale and retail, respectively. Operating expenses decreased 25.4% for wholesale and increased 5.7% for retail.

•	A reduction in corporate and research and development expenses of $2,918 or 27.2% for the nine months ended September 30, 2010 compared to the same period in 2009.

•
Rest-of-World sales, excluding foreign currency, increased 14.3% while operating expenses increased by a similar amount.  We continue to invest in the Rest-of-World by hiring more audiologists and establishing a franchise business.

With the announcement of our sale to WDH and discontinuing our Germany business, we do not have sufficient cash flows to support our operation as a stand-alone company.  We are reducing costs to the extent practical, yet maintaining the business for the sale to WDH.

The following table sets forth selected statement of operations information for the periods indicated, expressed as a percentage of net sales.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	41.7%	39.2%	38.6%	40.1%
Gross profit	58.3%	60.8%	61.4%	59.9%
Selling, general and administrative expense	66.9%	62.9%	68.5%	60.5%
Research and development expense	4.8%	5.8%	4.7%	7.2%
Goodwill and definite-lived intangibles impairment charges	-	0.6%	-	20.3%
Restructuring charge	7.3%	0.4%	2.5%	0.9%
Operating loss	(20.7)%	(8.9)%	(14.3)%	(29.0)%
Interest expense	(0.3)%	(0.4)%	(0.2)%	(0.5)%
Other income (expense), net	(0.6)%	0.9%	-	0.4%
Loss before income taxes	(21.6)%	(8.4)%	(14.5)%	(29.1)%
Provision (benefit) for income taxes	0.1%	0.5%	(0.2)%	0.5%
Loss from continuing operations	(21.7)%	(8.9)%	(14.3)%	(29.6)%
Loss from discontinued operations, net of income taxes	-	-	-	-
Net loss	(21.7)%	(8.9)%	(14.3)%	(29.6)%

Net Sales. Net sales consist of product sales less a provision for sales returns, which is made at the time of the related sale. Net sales by reportable operating segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Change	2010	2009	Change
North America	$6,266	$8,503	(26.3)%	$20,000	$26,415	(24.3)%
Europe	5,806	6,965	(16.6)%	18,178	27,235	(33.3)%
Rest-of-World	9,847	7,671	28.4%	26,144	19,341	35.2%

Total net sales	$21,919	$23,139	(5.3)%	$64,322	$72,991	(11.9)%

The following table reflects the significant components of sales activity for the three months ended September 30, 2009 to the three months ended September 30, 2010.

	North America		Europe		Rest-of-World		Total
	$	%	$	%	$	%	$	%
Sales for the three months ended September 30, 2009	$8,503		$6,965		$7,671		$23,139
Organic growth (reduction)	(2,262)	(26.6)%	(656)	(9.4)%	1,397	18.2%	(1,521)	(6.6)%
Foreign currency	25	0.3%	(503)	(7.2)%	779	10.2%	301	1.3%
Sales for the three months ended September 30, 2010	$6,266	(26.3)%	$5,806	(16.6)%	$9,847	28.4%	$21,919	(5.3)%

The following table reflects the significant components of sales activity for the nine months ended September 30, 2009 to the nine months ended September 30, 2010.

	North America		Europe		Rest-of-World		Total
	$	%	$	%	$	%	$	%
Sales for the nine months ended September 30, 2009	$26,415		$27,235		$19,341		$72,991
Organic growth (reduction)	(6,623)	(25.1)%	(8,661)	(31.8)%	2,766	14.3%	(12,518)	(17.2)%
Foreign currency	208	0.8%	(396)	(1.5)%	4,037	20.9%	3,849	5.3%
Sales for the nine months ended September 30, 2010	$20,000	(24.3)%	$18,178	(33.3)%	$26,144	35.2%	$64,322	(11.9)%

Net sales from continuing operations for the three months ended September 30, 2010 of $21,919 decreased 5.3% from net sales from continuing operations of $23,139 for the three months ended September 30, 2009. Net sales from continuing operations for the nine months ended September 30, 2010 of $64,322 decreased 11.9% from net sales from continuing operations of $72,991 for the nine months ended September 30, 2009.  The decrease in the third quarter and for the year-to-date is due to the legislative changes in Germany and their impact on our ability to conduct business, and declines in North America unit sales and lower wholesale average selling prices. The impact on our German business related to legislative changes started in the second quarter of 2009, which had a more dramatic impact each successive quarter thereafter. Partially offsetting these reductions is a 28.4% and 35.2% increase in Rest-of-World sales in the third quarter and year-to-date 2010, respectively.

North America hearing aid sales of $6,266 for the three months ended September 30, 2010 were down 26.3% from the prior year three months ended September 30, 2009 sales level of $8,503. North America hearing aid sales of $20,000 for the nine months ended September 30, 2010 were down 24.3% from the prior year nine months ended September 30, 2009 sales level of $26,415. The decrease in sales in the third quarter and year-to-date is due primarily to declining average selling price in our wholesale business as a result of two factors: VA sales which have a lower selling price and lower wholesale prices due to competitive pressures we are seeing in the marketplace.  We also saw reductions in year-over-year unit volume of 18.8% and 25.2%, for the three and nine months ended September 30, 2010. We are finding increased price competition in the wholesale market as more manufactures compete over less business in the North American independent audiologist market due to manufacturers’ retail acquisitions.

Europe sales of $5,806 for the three months ended September 30, 2010 decreased 16.6% from net sales of $6,965 for the three months ended September 30, 2009.  Europe sales of $18,178 for the nine months ended September 30, 2010 decreased 33.3% from net sales of $27,235 for the nine months ended September 30, 2009. Europe sales were primarily impacted by the legislative changes in Germany which were effective April 1, 2009 and impacted sales in two ways.  First, the impact of not having contracts with the insurers resulted in net units sold in our German operation declining 51.2% in the first three quarters of 2010 compared to the same period in 2009.  Second, we previously billed the insurance company the full price of a hearing aid, which included the doctor’s fee as part of the reimbursement. The full reimbursement was recorded as revenue and the payment to the ENT doctors as a cost of sale. We are now only billing for the hearing aid, with the doctors billing separately for their fitting services and no longer recording the doctor’s fees as revenue and cost of sales.

Rest-of-World sales of $9,847 for the three months ended September 30, 2010 increased 28.4% from the three months ended September 30, 2009 sales of $7,671. Year-to-date sales were $26,144 for the nine months ended September 30, 2010 increased 35.2% from the nine months ended September 30, 2009 sales of $19,341. Third quarter and year-to-date organic growth of 18.2% and 14.3%, respectively, was due to having more fitters employed and additional marketing expenditures, which translated into more sales. The Australian dollar strengthened against the U.S. dollar for both the third quarter and year-to-date which improved sales by 10.2% and 20.9%, respectively.

We generally have a 60 day return policy for wholesale hearing aid sales and 30 days for retail sales. Provisions for sales returns for continuing operations were $1,277, or 5.0% and $2,052, or 8.1% of gross hearing aid sales from continuing operations for the three months ended September 30, 2010 and 2009, respectively. The year-to-date provision for sales returns for continuing operations is $3,693, or 5.4% of gross hearing aid sales, and $6,387 or 8.0% of gross hearing aid sales from continuing operations for the nine months ended September 30, 2010 and 2009, respectively. The percentage decrease for both the third quarter and year-to-date ended September 30, 2010 was driven by lower sales in wholesale, where return rates tend to be higher than in our retail operations, and lower return rates in our wholesale operation. Retail sales are recognized after fitting and “acceptance,” which results in lower return rates, whereas in wholesale, revenue is recognized on shipment and a reserve is established for expected returns. We believe that the hearing aid industry, particularly in the U.S., experiences a high level of product returns due to factors such as statutorily required liberal return policies and product performance that is inconsistent with hearing impaired consumers’ expectations.

Gross Profit. Cost of sales primarily consists of manufacturing costs, royalty expenses, quality costs and costs associated with product remakes and repairs (warranty). Gross profit and gross margin by reportable operating segment were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
Continuing operations
North America	$2,530	40.4%	$4,293	50.5%	$9,103	45.5%	$14,132	53.5%
Europe	3,764	64.8%	4,187	60.1%	11,855	65.2%	15,853	58.2%
Rest-of-World	6,486	65.9%	5,590	72.9%	18,531	70.9%	13,712	70.9%
Total gross profit	$12,780	58.3%	$14,070	60.8%	$39,489	61.4%	$43,697	59.9%

Gross profit from continuing operations of $12,780 for the three months ended September 30, 2010 decreased 9.2% from the quarter ended September 30, 2009 gross profit of $14,070, and gross margin decreased to 58.3% from 60.8% in the same period of 2009. Gross profit from continuing operations of $39,489 for the nine months ended September 30, 2010 decreased 9.6% from the same period ended September 30, 2009 gross profit of $43,697, but gross margin increased to 61.4% from 59.9% in the same period of 2009. The decrease in gross profit for the nine months ended September 30, 2010 compared to nine months ended September 30, 2009 is due to lower sales partially offset by a higher gross margin. The gross margin increased due to a higher mix of retail sales, a weaker U.S. dollar and a change in reimbursement in our German business.  Partially offsetting this are higher warranty and material costs related to our receiver-in-canal product family, lower average selling prices in North America, and sales to the VA which carry a lower gross margin when compared to the balance of our business and unfavorable manufacturing variances as a result of less volume.  The decrease in gross margin for the three months ended September 30, 2010 compared to the same period in 2009 is due to manufacturing variances generated due to less unit sales and our desire to reduce inventory.

North America gross margin decreased to 40.4% and 45.5% for the three and nine months ended September 30, 2010, respectively, from 50.5% and 53.5% for the three and nine months ended September 30, 2009, respectively. The decrease in gross margin is primarily a result of lower average selling prices, and unfavorable manufacturing variances as a result of less volume, partially offset by an increase in the percentage of retail sales which carry a higher gross margin.

Europe gross margin increased to 64.8% and 65.2% for the three and nine months ended September 30, 2010, respectively, from 60.1% and 58.2% for the three and nine months ended September 30, 2009, respectively. The higher gross margin is due to higher average selling prices and a change in reimbursement for Germany. Previously we recorded equal and offsetting reimbursement for doctor fees as net sales and cost of sales.  As a result of the recent German legislation, the doctors must bill and collect for their services.  Thus, the fees are no longer recorded as a sale and cost of sale.

Rest-of-World gross margin decreased to 65.9% for the three months ended September 30, 2010 from 72.9% for the three months ended September 30, 2009 and remained consistent at 70.9% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The gross margin fluctuations between the third quarter and the year to date 2010 is due to the product mix of sales in retail, that is higher priced sales of touch in the first part of the year, and lower priced sales in the third quarter.  In addition, we had a significant equipment sale to the Australian government in the third quarter of 2010.  We are a distributor for equipment manufactures in Australia, and this business carries a much lower gross margin than our retail business.

Provisions for warranty for continuing operations decreased to $894 and $2,458 for the three and nine months ended September 30, 2010 from $1,072 and $3,263 for the three and nine months ended September 30, 2009, respectively, primarily due to lower sales volumes and favorable repair rates, partially offset by sales of RIC products. The receiver assembly associated with the RIC products may need to be replaced frequently and thus the warranty per unit is higher than other products we sell. We adjust the warranty estimates as we obtain more experience with this product line. RIC repair costs have been lower than initially anticipated.

Selling, General and Administrative. Selling, general and administrative expense primarily consists of wages and benefits for sales and marketing personnel, sales commissions, promotions and advertising, marketing support, distribution and administrative, stock-based compensation, and depreciation and amortization expenses.

Selling, general and administrative expense in dollars and as a percent of sales by reportable operating segment was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
Continuing operations
North America	$4,776	76.2%	$5,270	62.0%	$15,473	77.4%	$17,290	65.5%
Europe	2,492	42.9%	3,342	48.0%	8,232	45.3%	10,378	38.1%
Rest-of-World	5,484	55.7%	4,466	58.2%	15,582	59.6%	11,542	59.7%
Corporate	1,917	-	1,482	-	4,811	-	4,969	-

Total selling, general and administrative	$14,669	66.9%	$14,560	62.9%	$44,098	68.5%	$44,179	60.5%

The following table reflects the components of selling, general and administrative expense for the three months ended September 30, 2009 to the three months ended September 30, 2010.

	North America		Europe		Rest-of-World		Corporate		Total
	$	%	$	%	$	%	$	%	$	%
Selling, general and administrative expense for the three months ended September 30, 2009	$5,270		$3,342		$4,466		$1,482		$14,560
Organic growth (reduction)	(505)	(9.6)%	(559)	(16.7)%	583	13.1%	435	29.4%	(46)	(0.3)%
Foreign currency	11	0.2%	(291)	(8.7)%	435	9.7%	-	-	155	1.0%
Selling, general and administrative expense for the three months ended September 30, 2010	$4,776	(9.4)%	$2,492	(25.4)%	$5,484	22.8%	$1,917	29.4%	$14,669	0.7%

The following table reflects the components of selling, general and administrative expense for the nine months ended September 30, 2009 to the nine months ended September 30, 2010.

	North America		Europe		Rest-of-World		Corporate		Total
	$	%	$	%	$	%	$	%	$	%
Selling, general and administrative expense for the nine months ended September 30, 2009	$17,290		$10,378		$11,542		$4,969		$44,179
Organic growth (reduction)	(1,898)	(11.0)%	(1,844)	(17.8)%	1,609	13.9%	(158)	(3.2)%	(2,291)	(5.2)%
Foreign currency	81	0.5%	(302)	(2.9)%	2,431	21.1%	-	-	2,210	5.0%
Selling, general and administrative expense for the nine months ended September 30, 2010	$15,473	(10.5)%	$8,232	(20.7)%	$15,582	35.0%	$4,811	(3.2)%	$44,098	(0.2)%

Selling, general and administrative expense for the three months ended September 30, 2010 of $14,669 increased by $109 or 0.7%, from the three months ended September 30, 2009 level of $14,560. Selling, general and administrative expense for the nine months ended September 30, 2010 of $44,098 decreased $81 or 0.2% from $44,179 for the nine months ended September 30, 2009. We substantially reduced costs in certain geographies and increased spending in others. In percentage terms, we reduced wholesale division expenses in an amount comparable to the decline in sales, but this was offset by increased spending in advertising costs as a percentage of sales in our retail operation. Additionally, we reduced expenses in our Europe operation and increased spending in Rest-of-World.  Our focus was to invest in those markets where shareholder value would be enhanced.  Rest-of-World selling, general and administrative expenses increased as we invested in additional audiologists.  Corporate expenses increased in the third quarter 2010 compared to the prior year comparable period due to $550 in transaction related costs for pending sale to WDH and a $150 deductible under our directors and officers liability policy related to the putative class action suit settlement.

North America selling, general and administrative expense for the three and nine months ended September 30, 2010 was lower than the corresponding periods for the previous year by $494 or 9.4% and $1,817 or 10.5%, respectively.  This was a result of reducing headcount and discretionary spending in our wholesale operation, including the costs of our annual audiology convention.  However, this was partially offset by expenses for the new Veteran Administration business of $96 and $576 for the three and nine months ended September 30, 2010, respectively, spending for a direct to consumer initiative of $19 and $543 for the three and nine months ended September 30, 2010, respectively, and an increase in advertising in our U.S. retail stores in order to increase appointments.

Europe selling, general and administrative expenses decreased $850, or 25.4% and $2,146, or 20.7%, for the three and nine months ended September 30, 2010, respectively. We decreased expenses primarily by reducing headcount in Europe as a result of the reduction in Germany net sales.

Rest-of-World selling, general and administrative expense for the three and nine months ended September 30, 2010 increased by $1,018 and $4,040 or 22.8% and 35.0%, respectively. The weakening of the U.S. dollar against the Australian dollar was the primary factor relating to our growth in expenses. We also added audiologists and marketing costs to increase sales and profitability.

Corporate. Corporate expense primarily consists of wages and benefits for corporate employees, select officers, worldwide marketing efforts, and general administrative expenses not directly related to sales.  Corporate expense of $1,917 and $4,811, for the three and nine months ended September 30, 2010 increased $435 or 29.4% for the three months ended September 30, 2010 over the same period in the prior year, and decreased $158 or 3.2% for the nine months ended September 30, 2010 over the same period in the prior year.  The increase in the current quarter was due to $550 in transaction related costs for the WDH and a $150 deductible under our directors and officers liability policy related to the putative class action suit settlement.  For the nine months ended September 30, 2010, year over year expenses decreased due to the reduction in marketing spend, facility rent and stock-based compensation.

Research and Development. Research and development expense primarily consists of wages and benefits for research and development, engineering, regulatory and clinical personnel and also includes consulting, intellectual property, clinical studies and engineering support costs. Research and development expense of $1,055, or 4.8% of net sales, for the three months ended September 30, 2010 decreased $285, or 21.3%, over the research and development expense of $1,340, or 5.8% of net sales, for the three months ended September 30, 2009. For the nine months ended September 30, 2010, research and development costs decreased by $2,234 to 4.7% of net sales and resulted in a 42.6% reduction over the same period in the prior year.  The decrease for the three and nine months ended September 30, 2010 is a result of eliminating approximately 20 positions in the second quarter of 2009. We are outsourcing more of our research and development activities and therefore, we expect that our royalty costs, classified in cost of sales, may increase in the future to offset the reduced research and development expenditures.

Restructuring and Impairment Charges. In the first quarter of 2010, we reversed $20 of previously recorded restructuring charges as a result of adjustments to previous accrual estimates related to lease settlements. In the third quarter of 2010, we began winding down operations in Germany and as a result we recorded restructuring related expenses of $1,599. In the first quarter of 2009, as a result of the German court decision previously described, we recognized a goodwill impairment charge of $14,205 and a trade name impairment charge of $453, resulting in total impairment charges of $14,658 related to our German operation. In the second quarter of 2009, we took actions to improve the profitability of our operation by reducing the total number of employees in North America and Research and Development. Accordingly we recorded restructuring charges of $525 in the second quarter of 2009.

Interest Expense and Other Income (Expense), Net. Other income (expense), net, primarily consists of foreign currency gains and losses, interest income and other non-operating gains and losses. Interest income was lower due to lower customer loan balances and interest expense was lower due to lower rates on outstanding debt and a lower average balance for both the three and nine month periods ending September 30, 2010. During the third quarter 2010, the company recognized a loss in foreign currency translation of our intercompany balances for the three months ended September 30, 2010, whereas we recognized a gain for the three months ended September 30, 2009.

Provision (Benefit) for Income Taxes. In some jurisdictions net operating loss carry-forwards reduce or offset tax provisions. We had an income tax benefit from continuing operations for the nine months ended September 30, 2010 of $105 compared to an income tax provision from continuing operations of $390 for the nine months ended September 30, 2009.  The income tax benefit was the result of losses in foreign locations where we pay taxes and the Company can carry-back the losses for a tax refund, partially offset by state taxes in the U.S. The prior year income tax provision was principally the result of pre-tax profits in foreign jurisdictions, amortization of goodwill, and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 and 2009 are summarized as follows:

	For the nine months ended September 30,
	2010	2009
Net cash used in operating activities from continuing operations	$(2,581)	$(1,747)
Net cash used in discontinued operations	(41)	(49)
Net cash used in operating activities	(2,622)	(1,796)
Net cash used in investing activities	(514)	(1,584)
Net cash used in financing activities	(594)	(132)
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(15)	247
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	-	(6)
Net decrease in cash and cash equivalents	(3,745)	(3,271)
Cash and cash equivalents, beginning of the period	12,154	13,129
Cash and cash equivalents, end of the period	$8,409	$9,858

Net cash used in operating activities from continuing operations was $2,581 for the nine months ended September 30, 2010. Negative cash flow resulted from a net loss from continuing operations of $9,218 which was positively affected by certain non-cash expenses including depreciation and amortization of $2,601, stock-based compensation of $854, foreign currency loss of $504, and loss on disposal of long-lived assets of $20. Positive operating cash flow also resulted from a decrease in accounts receivable of $1,369, primarily due to improved collection efforts and lower sales during the first three quarters of 2010, a decrease inventory of $984, a decrease in other assets of $397, amortization of discounts on long-term debt of $3, and accrued restructuring charges of $1,599. These positive cash flow items were offset by a non-cash increase in deferred income taxes of $175, a decrease in accounts payable of $1,507 and withholding taxes remitted on stock-based awards of $20.

Net cash used in operating activities of discontinued operations was $41 for the nine months ended September 30, 2010.

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

Net cash used in investing activities of $514 for the nine months ended September 30, 2010 resulted from the purchase of property and equipment of $2,239, and purchase of a technology license of $204 partially offset by net customer loan repayments of $1,929.

Net cash used in investing activities from continuing operations of $1,584 for the nine months ended September 30, 2009 resulted from the purchase of property and equipment of $2,217 slightly offset by net customer loan repayments of $633.

Net cash used in financing activities of $594 for the nine months ended September 30, 2010 resulted from borrowings on the line of credit of $4,850 less repayments of $5,854. Positive cash flows resulted from proceeds from taxes collected on the vesting of restricted shares and exercises of options of $15, and borrowings on long-term debt of $1,765 less repayments of $1,337 partially offset by a transfer of $33 to restricted cash.

Net cash used in financing activities from continuing operations of $132 for the nine months ended September 30, 2009 resulted from borrowings on the line of credit of $2,885, decreases in restricted cash and cash equivalents of $261 and proceeds from tax payments received on vested restricted stock of $20, offset by principal loan payments of $3,298.

In the first three quarters of 2010, we borrowed $4,850 on our revolving credit facility and repaid $5,854, for a net decrease of $1,004. In the second and third quarters of 2010 we borrowed $1,803 on two notes in Australia and $645 on a revolving instrument in Germany. Our bank debt agreements include a customary material adverse change clause that allows the banks to call the loans, if invoked. The banks have not invoked such clauses.

With the announcement of our sale to WDH and discontinuing our Germany business, we may not have sufficient cash flows to support our operations as a stand-alone company.  We are reducing costs to the extent practical, yet maintaining the business for the sale to WDH.  In the unlikely event the merger with WDH is not finalized, we would endeavor to sell the Company to another party.  WDH must pay us a termination fee of $8,000 if WDH is unwilling to close the merger and we have fulfilled our conditions to the closing of the merger, and WDH is not entitled to otherwise terminate the merger agreement according to its terms. In the event that we receive the $8,000 from WDH, we would use the proceeds to satisfy working capital and debt repayment requirements until such time as we could sell the Company to another party.  As of September 30, 2010, our outstanding borrowings on our SVB line of credit of $1,468 represented the maximum allowable borrowing under the terms of the agreement.  Including, but not limited to, the $1,599 Germany restructuring charge, the $550 WDH transaction related costs, and our $150 deductible under the directors and officers liability policy related to the putative class action suit settlement, we did not meet our $5,500 SVB minimum tangible net worth covenant by approximately $150 for the month ended September 30, 2010.   We are in the process of working with SVB on a resolution.  However, we expect the merger of Otix and WDH will close in November 2010, making the need for the further raising of capital unnecessary.

Contractual Obligations

As of September 30, 2010, we had uncertain tax positions of $265, of which $243 is recorded as a liability and which could result in cash outlays in the event of unfavorable taxing authority rulings.

There have been no material changes to our contractual obligations outside the ordinary course of business since December 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” ASU 2010-06 both expands and clarifies the disclosure requirements related to fair value measurements. Entities are required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy and describe the reasons for the transfers. Additionally, entities are required to disclose information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The new guidance also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques.  We adopted the new disclosures effective January 1, 2010, except for the Level 3 roll-forward disclosures. The Level 3 roll-forward disclosures will be effective for us January 1, 2011.  The adoption of the ASU did not have a material impact on our disclosures as it did not have any significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy in the first half of 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk. We generally invest our cash in money market funds and corporate debt securities. These are subject to minimal credit and market risk. As of September 30, 2010, we had $2,112 held in commercial money market instruments that carry an effective interest rate of 0.25%. The interest rates on our customer advances approximate the market rates for comparable instruments and are fixed.

As of September 30, 2010 we had $680, in short-term bank debt that bears interest at the EURIBOR rate plus 4.00%. In addition, we had $970, in short-term bank debt that bears interest at the Australian Bank Bill Swap Rate plus 0.70%, as well as $901, in short-term and long-term bank debt on our equipment loan in Australia that bears interest at 9.19%.

A hypothetical one percentage point change in interest rates would not have had a material effect on our results of operations and financial position. Given current interest rates, we believe the market risks associated with these financial instruments are minimal.

Derivative Instruments and Hedging Activities. We may employ derivative financial instruments to manage risks, including the short-term impact of foreign currency fluctuations on certain intercompany balances, or variable interest rate exposures. We do not enter into these contracts for trading or speculation purposes. Gains and losses on the contracts are included in the results of operations and offset foreign exchange gains or losses recognized on the revaluation of certain intercompany balances, or interest expense due to movement in variable interest rates, as applicable.

Our foreign exchange forward contracts generally mature in three months or less from the contract date. We entered into foreign currency forward contracts during the three months ended September 30, 2010 and recorded a $249 loss in Other income (expense), net in the Condensed Consolidated Statements of Operations for the quarter ending September 30, 2010.  The contracts expired on September 29, 2010. We held forward contract hedges on €3,500 ($4,765) and Australian $2,500 ($2,405) at September 30, 2010. As of September 30, 2010, we recognized an unrealized loss of $16 in connection with our foreign currency forward contracts. The unrealized loss is recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations, and in Other accrued liabilities in the Condensed Consolidated Balance Sheets. The contracts will expire in the fourth quarter of 2010.

Effective in the second quarter 2008, we entered into an interest rate swap agreement. The contract effectively fixes the interest rate of our long-term debt associated with the German acquisition at 9.59%.

Foreign Currency Risk. We face foreign currency risks primarily as a result of the revenues we derive from sales made outside the U.S., expenses incurred outside the U.S., and from intercompany account balances between our U.S. parent and our non-U.S. subsidiaries. For the three months ended September 30, 2010, approximately 73.5% of our net sales and 55.7% of our operating expenses were denominated in currencies other than the U.S. dollar. For the nine months ended September 30, 2010, approximately 71.7% of our net sales and 55.5% of our operating expenses were denominated in currencies other than the U.S. dollar. For the three months ended September 30, 2009, approximately 63.3% of our net sales and 53.6% of our operating expenses were denominated in currencies other than the U.S. dollar.  For the nine months ended September 30, 2009, approximately 63.8% of our net sales and 49.6% of our operating expenses were denominated in currencies other than the U.S. dollar.

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

For the nine months ended September 30, 2010 and 2009, average currency exchange rates to convert one U.S. dollar into each local currency for which we had sales of over $5,000 by quarter were as follows:

	2010	2009
Euro	0.76	0.73
Australian dollar	1.12	1.34

ITEM 4.	CONTROLS AND PROCEDURES

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

As part of the Sanomed purchase agreement, the former owners were entitled to contingent consideration based on the achievement of certain revenue milestones. In certain circumstances, the former owners were entitled to contingent consideration irrespective of the achievement of the revenue milestones. In addition to the above noted lawsuit, two of the former owners filed suit against us, one of which was settled in 2007, and the other former owner’s contingent consideration claim against us for approximately €1,100 ($1,497) plus interest was dismissed on July 2008, with the German court rendering its decision in our favor. The former owner has appealed. We continue to strongly deny the allegations contained in the former owner’s appeal and intend to vigorously defend ourselves; however, litigation is inherently uncertain and an unfavorable result could have a material adverse effect. We establish liabilities when a particular contingency is probable and estimable.

On September 16, 2010, plaintiff Albert Goltz (“Goltz”) filed a putative class action lawsuit challenging the Merger Agreement.  The allegations contained in this lawsuit fall within our directors and officers liability insurance policy and, therefore, we informed our insurance carrier of the lawsuit.  We deny these allegations and maintain that we have committed no violations of law or of the rules and regulations of the SEC, nor have we breached any fiduciary duties whatsoever, nevertheless, to avoid the inherent risks associated with litigation, on November 17, 2010, we entered into a memorandum of understanding with Goltz that sets forth the principal terms of a settlement of the lawsuit. The proposed settlement is conditional upon, among other things, the execution of an appropriate stipulation of settlement, consummation of the merger and final approval of the proposed settlement by the court.  As part of the proposed settlement, we made additional disclosures to our shareholders pursuant to a Form 8-K dated November 17, 2010.  In addition, we will be required to pay a $150 deductible under our directors and officers liability insurance policy.

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

Germany Legislation

Recent legislation required that the fitting fee payments to the doctors come from the insurance companies rather than us.  The direct payment to doctors for fitting services under our business model was one of the keys to success for our sales model in Germany.  The law changed the market by giving more power to the insurers by allowing discretion as to which business models they contract with to supply hearing aids and related services.  Insurers are the sole gatekeepers for access to the reimbursement schemes for the end consumer.  These changes required our German subsidiary to: a) assist the insurance companies in addressing the new requirements for invoicing, receiving and paying doctor’s honorarium; b) renegotiate contracts with insurance companies; and c) negotiate contracts between and with the insurance company and the ENT doctors.  In early 2009, we were working with insurance companies to incorporate the legislative changes in existing contracts. One insurance company representing approximately 25% of our 2008 German revenue refused to enter into a contract; therefore, we filed a lawsuit in the Social Court in Hamburg, Germany. On April 28, 2009, the Court rejected our claim to force the company to sign a contract with us.  We subsequently filed an appeal of this decision, which was rejected without review.  In addition, a number of other insurance companies were unsure if they should sign a contract because there were rumors that the newly enacted law could potentially change again, thus requiring the need to renegotiate within a short period of time.  Without renegotiated insurance contracts, and the ability to pay customary fitting fees to the ENT doctors, we experienced a substantial decline in our Germany revenues, and determined that cash flows of the operation would not be sufficient to support our intangibles balances. As a result, we recognized a $14,658 non-cash write-off of our goodwill and trade name associated with our German operation in the first quarter of 2009.

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

Prior to our announcement to discontinue business in Germany, we were renegotiating contracts in light of the new legislative requirements and were working to contract with other insurance companies as well. The lack of signed insurance contracts and the imposition of new and costly requirements on the ENT doctors and the insurance companies as well as the uncertainty of regulatory requirements continued to impact our German business in third quarter 2010. As a result of our announcement to discontinue business in Germany and our subsequent actions to wind-down operations, we expect negligible revenue from Germany in the future. We do not have sufficient long-term cash flow from our divisions to cover our general and administrative and research and development expenses to maintain a viable stand-alone entity, thereby necessitating the sale of the Company.

Germany represented 71.3% and 69.2% of Europe segment revenues and 56.3% and 68.1% (excluding impairment charges) of Europe segment operating profit for the three months ended September 30, 2010 and 2009, respectively and 68.4% and 73.5% of Europe segment revenues and 65.9% and 81.4% (excluding impairment charges) of Europe segment operating profit for the nine months ended September 30, 2010 and 2009, respectively.

Merger with William Demant Holding A/S

Our proposed merger with WDH may be delayed or not occur at all for a variety of reasons, including the possibility that the merger agreement is terminated prior to the completion of the merger. If our acquisition by WDH is not completed as expected, our stock price, business and results of operations may suffer.

ITEM 4.	RESERVED

ITEM 6.	EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit #	Description

2.0	Definitive Agreement and Plan of Merger with William Demant Holding A/S (filed on our Form 8-K on September 13, 2010 and incorporated herein by reference).

2.1	Announcement of Wind-down of Operations in Germany (filed on our Form 8-K on September 17, 2010 and incorporated herein by reference).

2.2	GN ReSound proposal to purchase OTIX at $10.00 per common share (filed on our Form 8-K on September 29, 2010 and incorporated herein by reference).

2.3	Amendment to the Agreement and Plan of Merger with William Demant Holding A/S (filed on our Form 8-K on October 6, 2010 and incorporated herein by reference).

2.4	Revised proposal from GN ReSound A/S to acquire Otix at a price of $11.01 per common share (filed on our Form 8-K on October 13, 2010 and incorporated herein by reference).

2.5	Second Amendment to the Agreement and Plan of Merger with William Demant Holding A/S (filed on our Form 8-K on October 19, 2010 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Putative Class Action Suit Settlement (filed on our Form 8-K on November 18, 2010 and incorporated herein by reference).

SI GNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 22, 2010

/s/ Michael M. Halloran
Michael M. Halloran
Vice President and Chief Financial Officer